Form 10-K405
period 1998-12-27
P F CHANGS CHINA BISTRO INC
filed 1999-03-24
CIK 1039889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         COMMISSION FILE NUMBER: 0-25123

                         P.F. CHANG'S CHINA BISTRO, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       86-0815086
State or other jurisdiction of             (I.R.S. Employer Identification  No.)
incorporation or organization

 5090 NORTH 40TH STREET, SUITE #160                                85018
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (602) 957-8986

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sale price of $27.75 on March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $135,980,300.

         On March 15, 1999 there were outstanding 10,198,519 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

         Registrant's Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held May 12, 1999.

                                TABLE OF CONTENTS

ITEM                                                                                                         PAGE
----                                                                                                        ----
                                                  PART I
1.       Business .........................................................................................    4
2.       Properties .......................................................................................   13
3.       Legal Proceedings.................................................................................   14
4.       Submission of Matters to a Vote of Security Holders...............................................   14

                                                 PART II

5.       Market for the Registrant's Common Stock and Related Stockholder Matters..........................   14
6.       Selected Financial Data...........................................................................   16
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............   18

7A.      Quantitative and Qualitative Disclosures About Market Risks.......................................   24
8.       Financial Statements and Supplementary Data.......................................................  F-1
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   25

                                                 PART III

10.      Directors and Executive Officers of the Registrant................................................   25
11.      Executive Compensation............................................................................   25
12.      Security Ownership of Certain Beneficial Owners and Management....................................   25
13.      Certain Relationships and Related Transactions....................................................   25

                                                 PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................   26

                                     PART I

ITEM 1. BUSINESS

    The following Business section contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements may be deemed to include anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include the matters set forth under "Risk Factors" and elsewhere in this Form 10-K, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs.

GENERAL

    P.F. Chang's owns and operates 23 full service restaurants (as of December 27, 1998) that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company's restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of
China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t'sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the P.F. Chang's menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang's Spicy Chicken, Orange Peel Beef, Peking Ravioli, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Noodles. The traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. The average check per customer, including beverage, is approximately $17.00. The Company offers superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi'an warriors and narrative murals depicting 12th century China.

CONCEPT AND STRATEGY

    The Company's objectives are to (i) develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, (ii) create a loyal customer base that generates a high level of repeat business and (iii) provide superior returns to its investors. To achieve its objectives, the Company strives to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to the Company's expansion strategy and success at the restaurant level is the Company's management philosophy pursuant to which regional managers ("Market Partners"), certain general managers ("Operating Partners") and certain executive chefs ("Culinary Partners") are allowed to participate in the cash flows of the restaurants for which they have responsibility. The Company has demonstrated the viability of the P.F. Chang's concept in a wide variety of markets across the United States. The Company intends to continue its expansion program and believes the management incentives provided by its Market, Operating and Culinary Partners programs should position the Company to continue this expansion without sacrificing the Company's restaurant level operating performance and return on investment.

MENU

    The P. F. Chang's menu offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t'sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t'sai foods. The Company's chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China:
Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow roasted Cantonese-style ducklings, chickens, BBQ spare ribs and BBQ pork are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. MSG is not added or used in any P.F. Chang's menu items.

    In addition to the core menu, P.F. Chang's also offers special lunch and dinner selections. These menus offer specials developed by the Company's Culinary Partners around the country and are changed two to three times a year. Individual items that are received well by guests migrate to the core menu. The fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including annual trips to China by the P.F. Chang's corporate executive chef, continually reinforce the Company's commitment to training the P.F. Chang's chefs and enhancing the menu offerings.

    The Company's entrees range in price from $8.00 to $13.00, and its appetizers range in price from $4.00 to $7.00. The Company's average check per guest, including alcoholic beverages, is approximately $17.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 20% of revenues. Lunch and dinner contribute roughly 30% and 70% of revenues, respectively.

OPERATIONS

    In order to provide incentive to key management personnel, the Company has entered into a series of partnership agreements with its regional managers ("Market Partners") and certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). These partnership agreements entitle the Market Partner to a specified percentage of the cash flows from the restaurants that partner has developed and oversees as the regional manager. Similarly, the general manager and the executive chef at most of the Company's restaurants are offered the opportunity to become Operating Partners and Culinary Partners, respectively, and to receive a percentage of the cash flows from the restaurant in which they work. The Company has implemented this partnership structure to facilitate the development and operation of its restaurants. By requiring this level of commitment and by providing the Market, Operating and Culinary Partners with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers.

    Each of the Company's Market Partners oversees a territory that can support seven to ten restaurants. The Market Partner's role is to ensure that each restaurant within his or her territory achieves a competitive return on investment through the successful execution of the concept. The typical Market Partner is an individual who has achieved a leadership position (such as Director of Operations) at a multi-unit, full-service restaurant company.

    The Company strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical restaurant consists of an Operating Partner, two or three managers, a Culinary Partner, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The Operating Partner of each restaurant is responsible for the day-to-day operation of that restaurant, including hiring, training and development of personnel, as well as operating results. The Culinary Partner is responsible for product quality, purchasing, food costs and kitchen labor costs. The Company requires its Operating Partners and Culinary Partners to have significant experience in the full-service restaurant industry.

    The Company has a comprehensive 12 week management development program. This program consists of six weeks of culinary training, including both culinary job functions and culinary management. The remaining six weeks focus on service strategies, guest relations, office management and shift management. All management and culinary personnel are required to successfully complete all sections of this program. Upon the completion of each six week section each trainee must successfully complete a comprehensive certification administered by the Market Partner, Director of Culinary Development or the Director of Training.

    The Operating Partners and Culinary Partners are responsible for selecting employees for their restaurants. The Partners are accountable for administering the Company's staff training programs that are developed by the training and culinary departments. The employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

MARKETING

    The Company focuses its business strategy on providing high quality, traditional Chinese cuisine served by an attentive staff in a distinctive environment at an affordable price. By focusing on the food, service and ambiance of the restaurant, the Company has created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. The Company believes that word-of-mouth advertising is a key component in driving guest trial and usage.

    To attract new customers, the Company has also implemented a local, regional and national marketing strategy through paid advertising, public relations efforts and community involvement to maintain and build awareness throughout each community in which it operates. In order to increase local awareness of its restaurants, the Company builds relationships with local radio personalities who provide testimonials to their listening audiences. The partnered stations are consistently among the highest rated stations in their markets. Likewise, the radio personalities are very well recognized in their communities, not only on their station, but also in the market as a whole.

    The Company also undertakes specialty programs such as concierge and accommodation programs targeted to build relationships with the local hotel concierges, who offer personal recommendations to the guests of their establishments. Community involvement with local organizations, participation in non-profit benefits and auctions, chef demonstrations and cooking classes also increase consumer awareness.

    A national advertising campaign comprised of advertisements in inflight magazines of Southwest Airlines and America West Airlines, which carry a high level of traffic in the Company's markets, is designed to make frequent travelers aware of P.F. Chang's locations across the country.

COMPETITION

    The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with the Company at each of its locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-price, full service casual dining restaurants and locally-owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. While the Company believes that its restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

MANAGEMENT INFORMATION SYSTEMS

    The Company utilizes an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales ("POS") local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the POS system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from the POS system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results. The Company believes that its current POS system will be an adequate platform to support its planned expansion.

    The Company uses software and hardware developed by reputable vendors and commonly used in the restaurant industry. These systems are integrated to provide senior management with daily and weekly sales and cost analysis, monthly detailed profit statements and comparisons between actual and budgeted operating results.

PURCHASING

    The Company's purchasing programs provide its restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications as well as purchasing and receiving guidelines ensure freshness and quality. Because the Company utilizes only fresh ingredients in all of its menu offerings, inventory is maintained at a modest level. The Company negotiates short-term and long-term contracts depending on demand for its products. These contracts range in duration from two to twelve months. With the exception of produce, which is purchased locally, the Company utilizes Distributors Marketing Alliance as the primary distributor of product to all of its restaurants. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. The Company believes that competitively priced alternative distribution sources are available should such channels be necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. The Company has developed an extensive network of importers in order to maintain an adequate supply of items that conform to the Company's brand and product specifications.

EMPLOYEES

    At December 27, 1998, the Company employed approximately 2,600 persons, 32 of whom were executive office personnel, 170 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

UNIT ECONOMICS

         The Company believes that, in addition to other important information concerning the Company (i.e., uniqueness of concept, quality of management, rate of unit openings and earnings growth, etc.), investors and restaurant industry analysts focus on three major factors in their evaluation of a restaurant's unit economics. These three factors are: (1) restaurant sales (average weekly sales and comparable restaurant sales); (2) restaurant-level operating margin; and (3) restaurant-level return on invested capital. These unit economics are set forth below.

         PLEASE NOTE THAT THE RESTAURANT LEVEL RETURN ON INVESTED CAPITAL IS NOT A GENERALLY ACCEPTED ACCOUNTING PRINCIPLE MEASURE OF PERFORMANCE AND DOES NOT REPRESENT A RETURN ON AN INDIVIDUAL STOCKHOLDER'S INVESTMENT IN THE COMPANY. Rather, it measures the return on the capital invested in the restaurants by the Company. The restaurant level return on invested capital is calculated as the quotient of the restaurant income (loss) before interest, taxes and rents divided by the total restaurant investment. Rents, interest and taxes are excluded from this calculation to provide for an evaluation of operational results of individual restaurants without the variability introduced by different forms of financing and ownership (i.e., purchased and financed versus leased).

                                                        Units opened in                                Total
                                     ----------------------------------------------------------      Restaurant
                                      Pre 1996         1996      1997         1998         1999      Operations  Corporate  Total
                                     ---------------------------------------------------------------------------------------------
                                                            (dollars in thousands, except average weekly sales)
FISCAL 1997
Units (1) ..........................          4          3          6                                    13                    13

Sales Data
Sales weeks ........................        208        156         76                                   440                   440
Average weekly sales ...............   $ 94,578   $ 92,930   $ 73,675                              $ 90,383              $ 90,383
Change in comparable store sales (2)       13.8%                                                       13.8%                 13.8%
Restaurant-level operating margin ..       23.7%      16.9%       3.2%                                 18.4%                 18.4%
Restaurant-level return on invested
capital
Revenues ...........................   $ 19,672   $ 14,497   $  5,599     $     --     $     --    $ 39,768   $     --    $ 39,768
Total restaurant operating costs ...     15,000     12,051      5,419           --           --      32,470         --      32,470
General and administrative .........         --         --         --           --           --       4,276      4,276
Depreciation and amortization ......        308        362        148           --           --         818        284       1,102
Preopening expense .................         --         25      1,706          191           --       1,922         --       1,922
Interest expense, net ..............         21        193         --           --           --         214        103         317
                                       --------   --------   --------     --------     --------    --------   --------    --------
Income (loss) before minority
interest and income taxes (3) ......      4,343      1,866     (1,674)        (191)          --       4,344   $ (4,663)   $   (319)
                                                                                                              ========    ========
Rent expense (4) ...................      1,125        717        282           --           --       2,124
Interest expense, net ..............         21        193         --           --           --         214
Preopening adjustment (5) ..........         --         --        (53)         191           --         138
                                       --------   --------   --------     --------     --------    --------
Restaurant income (loss), as
  adjusted .........................   $  5,489   $  2,776   $ (1,445)    $     --     $     --    $  6,820
                                       ========   ========   ========     ========     ========    ========
Average restaurant assets
  employed(6) ......................   $  1,953   $  4,060   $  2,230                              $  8,243
Present value of remaining lease
obligations (7) ....................      4,910      4,294      2,068                                11,272
                                          -----      -----      -----                                ------
Total restaurant invested capital ..   $  6,863   $  8,354   $  4,298                              $ 19,515
                                       ========   ========   ========                              ========
Restaurant-level return on invested
  capital ..........................       80.0%      33.2%     (33.6)%                                34.9%


                                                              Units opened in                         Total
                                           -------------------------------------------------------  Restaurant
                                             Pre 1996       1996       1997      1998      1999     Operations  Corporate   Total
                                           ---------------------------------------------------------------------------------------
                                                                   (dollars in thousands, except average weekly sales)
FISCAL 1998

Units (1) ..............................          4           3           6          10                   23                     23
Sales weeks ............................        208         156         312         149                  825                    825
Average weekly sales ...................   $104,637    $110,374    $ 80,171    $ 94,207             $ 94,586               $ 94,586
Change in comparable store sales (2) ...       10.6%       17.7%        7.8%                            12.8%                  12.8%
Restaurant-level operating margin ......       24.3%       22.6%       16.8%       10.6%                19.0%                  19.0%

Restaurant-level return on invested
capital

Revenues ...............................   $ 21,765    $ 17,218    $ 25,013    $ 14,037     $  --   $ 78,033    $     --   $ 78,033
Total restaurant operating costs .......     16,479      13,324      20,823      12,552        --     63,178          --     63,178
General and administrative .............         --          --          --          --        --         --       6,245      6,245
Depreciation & amortization ............        301         393         798         383        --      1,875         509      2,384
Preopening expense .....................         --          --          82       3,696       405      4,183          --      4,183
Interest expense, net ..................         12         207          --          --        --        219         958      1,177
                                           --------    --------    --------    --------     -----   --------    --------   --------
Income (loss) before minority interest
  and income taxes (3) .................      4,973       3,294       3,310      (2,594)     (405)     8,578    $ (7,712)  $    866
                                                                                                                ========   ========
Rent expense (4) .......................      1,241         872       1,297         604        --      4,014
Interest expense, net ..................         12         207          --          --        --        219
Preopening adjustment (5) ..............         --          --          82        (191)      405        296
                                           --------    --------    --------    --------     -----   --------
Restaurant income (loss), as adjusted ..   $  6,226    $  4,373    $  4,689    $ (2,181)    $  --   $ 13,107
                                           ========    ========    ========    ========     =====   ========
Average restaurant assets employed (6) .   $  1,648    $  3,681    $  7,598    $  5,642             $ 18,569
Present value of remaining lease
obligations (7) ........................      4,568       4,232       7,876       3,623               20,299
                                           --------    --------    --------    --------             --------
Total restaurant invested capital ......   $  6,216    $  7,913    $ 15,474    $  9,265             $ 38,868
                                           ========    ========    ========    ========             ========

Restaurant-level return on invested
capital.................................      100.2%       55.3%       30.3%      (23.5)%               33.7%

---------------------

(1) Units include all restaurants opened in the period indicated.

(2) A unit becomes comparable in the eighteenth month of operation.

(3) Restaurant income (loss) before minority interest and income taxes represents restaurant revenues less all restaurant-specific operating costs, depreciation, preopening costs, and interest expense for purposes of this calculation. Preopening costs are aggregated in the month in which a restaurant opens. General and administrative expense, interest expense on general corporate debt, depreciation on general corporate assets, and amortization of goodwill are excluded from the calculation.

(4) Rent expense consists of minimum contractual rents plus contingent rents.

(5) Preopening adjustment represents preopening costs incurred in a fiscal year other than the fiscal year in which a restaurant opened. As noted in footnote (3) above, for purposes of this calculation, preopening costs are aggregated and expensed in the month in which a restaurant opens rather than in the fiscal year in which the costs were incurred and expensed for financial statement purposes.

(6) Average restaurant assets employed represents the 12 month average of all restaurant-specific long-term assets, net of any accumulated depreciation, determined on a prorated basis for restaurants opened within the period.

(7) Present value of remaining lease obligations represents the 12 month average discounted present value of restaurant lease payments to the date of lease expiration, using a 10% discount rate, determined on a prorated basis for restaurants opened within the period.

RISK FACTORS

Restaurant Industry and Competition

    The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with the Company at each of its locations. The Company's competitors include mid-price, full-service casual dining restaurants and locally owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company, and many of the Company's competitors are well established in the markets where the Company's operations are, or in which they may be, located. Additionally, other companies may develop restaurants that operate with similar concepts.

    The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, discretionary spending priorities, weather conditions, tourist travel, traffic patterns and the type, number and location of competing restaurants. Changes in these factors could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. In the future, changes in consumer tastes may require the Company to modify or refine elements of its restaurant system to evolve its concept in order to compete with popular new restaurant formats or concepts that develop from time to time, and there can be no assurance that the Company will be successful in implementing such modifications.

Uncertainties Associated with Expanding Operations

    The Company operates 23 restaurants (as of December 27, 1998), ten of which have been opened within the last twelve months. The results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

    A critical factor in the Company's future success is its ability to successfully expand its operations. The Company expanded from seven restaurants at the end of 1996 to 23 restaurants as of December 27, 1998. The Company expects to open a total of thirteen restaurants in 1999 (of which two are already open). The Company's ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, competition for restaurant sites, the negotiation of favorable lease arrangements, timely development in certain cases of commercial, residential, street or highway construction near the Company's restaurants, management of the costs of construction and development of new restaurants, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), the competition in new markets, general economic conditions and other factors, some of which are beyond the control of the Company. The opening of additional restaurants in the future will depend in part upon the Company's ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks, that the Company will be able to open its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

    The Company's growth strategy may strain the Company's management, financial and other resources. To manage its growth effectively, the Company must maintain a high level of quality and service at its existing and future restaurants, continue to enhance its operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers and chefs. There can be no assurance that the Company will be able to effectively manage these and other factors necessary to permit it to achieve its expansion objectives, and any failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Development and Construction Risks

    Because each P.F. Chang's restaurant is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with the Company's principal trade dress and other common design elements, each location presents its own development and construction risks. Many factors may affect the costs associated with the development and construction of the Company's restaurants, including labor disputes, shortages of materials and skilled labor, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the projects and other unanticipated increases in costs, any of which could give rise to delays or cost overruns. There can be no assurance that the Company will be able to develop additional P.F. Chang's restaurants within anticipated budgets or time periods, and any such failure could materially adversely affect the Company's business, financial condition, results of operations or cash flows.

Dependence on Key Personnel

    The success of the Company's business will continue to be highly dependent on its key operating officers and employees, including Richard Federico, the Company's Chief Executive Officer and President, Robert Vivian, the Company's Chief Financial Officer, Greg Carey, the Company's Chief Operating Officer, and Frank Ziska, the Company's Chief Development Officer. The Company's success in the future will be dependent on its ability to attract, retain and motivate a sufficient number of qualified management and operating personnel, including Market Partners, Operating Partners and Culinary Partners, to keep pace with an aggressive expansion schedule. Such qualified individuals are historically in short supply and any inability of the Company to attract and retain such key employees may limit its ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of the Company's restaurants in various markets is a critical factor in the Company's success. Any failure to do so may harm the Company's reputation and could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Governmental Regulation

    The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes.

    The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. There can be no assurance that the Company will be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern the Company's operations and its relationship with its employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, the Company is subject to the regulations of the INS. Given the location of many of the Company's restaurants, even if the Company's operation of those restaurants is in strict compliance with INS requirements, the Company's employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force.

    Approximately 20% of the Company's revenues are attributable to the sale of alcoholic beverages. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

    The Company is subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

    The federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans With Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

Minimum Wage

    A number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. The minimum wage in California rose from $5.00 per hour effective March 1, 1997 to $5.75 per hour effective March 1, 1998. There can be no assurance that similar increases will not be implemented in other jurisdictions in which the Company operates or seeks to operate. In addition, the federal minimum wage increased to $5.15 per hour effective September 1, 1997. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments and, accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Potential Labor Shortages

    The success of the Company will continue to be dependent on its ability to attract and retain a sufficient number of qualified employees, including kitchen staff and waitstaff, to keep pace with its expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants which could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

Fluctuations in Operating Results

    The Company's operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, revenues contributed by new restaurants and increases or decreases in comparable restaurant revenues. Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company's experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to have a meaningful impact on preopening expenses and labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Changes in Food Costs

The Company's profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause the Company's food costs to fluctuate. Further, various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Litigation

    The Company is from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against the Company that could materially adversely affect the Company or its business.

ITEM 2. PROPERTIES

    The following table depicts existing restaurants as of the effective date of this 10-K.

                                                                                APPROXIMATE SQUARE  INTERIOR
                               EXISTING LOCATIONS               OPENING DATE          FOOTAGE       SEATING*
                       ----------------------------------    ----------------   ------------------  --------
                       Scottsdale, AZ (Fashion Square)       July 1993                 6,050           177
                       Newport Beach, CA (Fashion Island)    June 1994                 5,050           155
                       La Jolla, CA (UTC)                    August 1995               7,400           257
                       Irvine, CA (Spectrum Center)          November 1995             7,000           208
                       Las Vegas, NV (Paradise & Flamingo)   October 1996              7,000           220
                       Houston, TX (Highland Village)        December 1996             6,500           182
                       Littleton, CO (Park Meadows)          December 1996             7,600           245
                       Metarie, LA (Lakeside)                April 1997                5,850           201
                       Miami, FL (The Falls)                 September 1997            5,800           206
                       Charlotte, NC (Phillips Place)        October 1997              6,900           211
                       N. Miami, FL (Aventura)               October 1997              7,000           244
                       Tempe, AZ (Centerpoint)               December 1997             6,600           228
                       McLean, VA (Tysons Corner)            December 1997             6,500           204
                       Dallas, TX (North Tollway)            March 1998                6,900           192
                       El Segundo, CA (Manhattan Beach)      June 1998                 6,950           220
                       Austin, TX (Jollyville Road)          July 1998                 7,000           196
                       Dallas, TX (NorthPark)                August 1998               6,100           178
                       Atlanta, GA (Ashwood & Perimeter)     October 1998              7,000           225
                       Birmingham, AL (The Summit)           October 1998              7,150           230
                       Denver, CO (LoDo)                     October 1998              7,150           230
                       Northbrook, IL (Northbrook Court)     November 1998             7,000           210
                       Troy, MI (Somerset)                   November 1998             7,000           217
                       West Hollywood, CA (Beverly Center)   December 1998             6,600           212
                       Boston, MA (CityPlace)                January 1999              5,750           182
                       Winter  Park, FL (Winter Park         March 1999                6,900           212
                       Village)

----------

* Many of the Company's restaurants have outdoor seating in addition to interior seating.

    In 1999, the Company intends to open 13 new restaurants in approximately seven new markets, including New York, Boston, Orlando, San Francisco, Salt Lake City, Raleigh and Columbus.

EXPANSION STRATEGY AND SITE SELECTION

    The Company is actively developing restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, the Company identifies specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, the Company evaluates specific sites that provide visibility, accessibility and exposure to traffic volume. The Company's site criteria are flexible, as is evidenced by the variety of environments and facilities in which the Company currently operates. These facilities include freestanding buildings, regional malls and entertainment centers. Each restaurant is designed to convey a unique expression of local styles incorporated into the P.F. Chang's decor that maximizes the value and visibility of the site.

    The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total capitalized investment of between $2.5 million and $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $1.5 million to $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant. The Company currently leases the sites for all of its restaurants and does not intend to purchase real estate for its sites in the future.

    Current restaurant leases have expiration dates ranging from 2004 to 2019, with the majority of the leases providing for five-year options to renew for at least one additional term. All of the Company's leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require the Company to pay the costs of insurance, taxes, and a portion of the lessor's operating costs. The Company does not anticipate any difficulties renewing existing leases as they expire.

    The Company's executive offices are located in approximately 4,400 square feet of leased space in Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

    The Company was not involved in any material legal proceedings as of December 27, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 16, 1998, the Company solicited by written consent, the approval of its stockholders of an amendment to its Certificate of Incorporation. The amendment lowered to $11.50 the initial public offering price contained in the definition of a "Qualified Initial Public Offering", upon which Qualified Initial Public Offering the outstanding shares of Preferred Stock of the Corporation would automatically convert into shares of Common Stock of the Corporation. The amendment was approved by holders of 5,891,711 shares of Common Stock then outstanding, calculated on an as converted basis.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "PFCB". Public trading of the Common Stock commenced on December 4, 1998. Prior to that, there was no public market for the Common Stock. The following table sets forth for the period indicated the high and low price per share of the Common Stock on the Nasdaq Stock Market.

                                                            HIGH             LOW
                                                            ----             ---
         Period Ended December 27, 1998                    $18.50           $12.00

    The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

    On March 15, 1999, there were 115 holders of record of the Company's Common Stock.

CHANGES IN SECURITIES AND USE OF PROCEEDS

    The Company registered and sold 3,922,500 shares of Common Stock, par value $0.001 (the "Shares") on registration statement No. 333-59749 at an aggregate offering price of $47,070,000 (or $12.00 per share), which was declared effective on December 4, 1998 (the "Offering").

    The co-managing underwriters of the Offering were Donaldson, Lufkin & Jenrette, NationsBanc Montgomery Securities LLC, and Dain Rauscher Wessels.

    Through December 27, 1998, the Company incurred the following expenses in connection with the Offering:

           Underwriting discounts and commissions....................       $  3,294,900
           Other expenses (audit, legal, etc.).......................          1,100,000
                                                                               ---------
                Total expenses.......................................       $  4,394,900
                                                                               =========

    The net offering proceeds to the Company after deducting the total expenses above were $42,675,100.

    The Company's use of proceeds through December 27, 1998 conformed to the intended use of proceeds described in the Company's prospectus related to the Offering. The Company's intended use of proceeds as stated in its prospectus was the repayment of all amounts outstanding under its revolving line of credit as well as the development of new restaurants in 1999 and for general corporate purposes. In December 1998, the Company used $25,000,000 of its net proceeds to repay the entire balance outstanding under its revolving line of credit, which has now expired. Additionally, the Company used a portion of the net proceeds in December 1998 for the development of its restaurants currently under construction, as well as for general corporate purposes. The Company intends to use the balance of the proceeds for the development of its restaurants in 1999 and for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  PREDECESSORS(1)                             COMPANY
                                        ----------------------------------- -------------------------------------------
                                                               PERIOD        PERIOD
                                         FISCAL    FISCAL       FROM          FROM      TOTAL      FISCAL       FISCAL
                                          YEAR      YEAR      1/1/96 TO    2/29/96 TO   YEAR        YEAR         YEAR
                                          1994      1995       2/28/96      12/29/96    1996(2)     1997         1998
STATEMENTS OF OPERATIONS DATA:
Revenues ..........................   $  5,348    $ 10,465    $  2,815    $ 15,630    $ 18,445    $ 39,768    $ 78,033
  Costs and expenses:
    Restaurant operating costs:

     Cost of sales ................      1,422       2,957         772       4,454       5,226      11,317      21,709
     Labor ........................      1,728       3,347         918       4,736       5,654      11,683      22,721
     Operating ....................        917       1,528         527       2,944       3,471       6,727      13,319
     Occupancy ....................        454       1,059         205       1,279       1,484       2,743       5,429
                                      --------    --------    --------    --------    --------    --------    --------
         Total restaurant operating
           costs...................      4,521       8,891       2,422      13,413      15,835      32,470      63,178
    General and administrative ....         57         192          17       1,368       1,385       4,276       6,245
    Depreciation and amortization           70         322          82         352         434       1,102       2,384
    Preopening ....................        249         400          17         765         782       1,922       4,183
                                      --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations .....        451         660         277        (268)          9          (2)      2,043
Interest income (expense), net ....        (10)        (13)         (4)       (127)       (131)       (317)     (1,177)
                                      --------    --------    --------    --------    --------    --------    --------

Income (loss) before elimination of
  minority interests and provision
  for income taxes ................        441         647         273        (395)       (122)       (319)        866
Elimination of minority interests           --          --          --        (720)       (993)     (1,308)       (669)
                                      --------    --------    --------    --------    --------    --------    --------
Income (loss) before provision for
   income taxes ...................        441         647         273      (1,115)     (1,115)     (1,627)        197
Provision for income taxes ........         --          --          --         (30)        (30)        (69)        (48)
                                      --------    --------    --------    --------    --------    --------    --------
Net income (loss) .................   $    441    $    647    $    273      (1,145)     (1,145)     (1,696)        149
                                      ========    ========    ========

Convertible Redeemable Preferred Stock accretion ...................          (504)       (504)       (876)       (888)
                                                                        ----------    ---------    -------    --------
Net income (loss) available to common stockholders .................    $   (1,649)   $  (1,649)   $(2,572)   $   (739)
                                                                        ==========    =========    =======    ========

Basic net income (loss) per share ..................................    $   (0.66)                 $  (1.03)   $  (0.25)
                                                                        =========                  ========    ========
Diluted net income (loss) per share ................................    $   (0.66)                 $  (1.03)   $  (0.25)
                                                                        =========                  ========    ========

Shares used in calculation of basic net income (loss) per share(3)          2,500                     2,500       2,986
                                                                        =========                  ========    ========

Shares used in calculation of diluted net income (loss) per share(3)        2,500                     2,500       2,986
                                                                        =========                  ========    ========

                                                       PREDECESSORS                                   COMPANY
                                         -----------------------------------------   ----------------------------------------
                                                           AS OF                                       AS OF
                                         -----------------------------------------   ----------------------------------------
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  DECEMBER 29,   DECEMBER 28,  DECEMBER 27,
                                             1993           1994           1995         1996(4)         1997          1998
BALANCE SHEET DATA:
Cash and cash equivalents .......        $    153        $    347      $    480        $  1,877       $  2,739       $ 18,857
Total assets ....................             716           1,692         2,997          13,044         28,489         69,187
Short- and long-term debt .......              33             222           350           1,763          8,372          2,352
Deferred Purchase Price
  Liability .....................              --              --            --              --          2,426             --
Convertible Redeemable Preferred
  Stock .........................              --              --            --          10,517         17,808             --
Common stockholders' and members'
  equity (deficit) ..............             500           1,217         1,295          (1,874)        (4,446)        58,229

                                                  PREDECESSORS                              COMPANY
                                         -------------------------------   -----------------------------------------
                                                   YEAR ENDED                               YEAR ENDED
                                         -------------------------------   -----------------------------------------
                                         DECEMBER 31,      DECEMBER 31,    DECEMBER 29,   DECEMBER 28,  DECEMBER 27,
                                            1994              1995            1996(4)         1997          1998
    CONSOLIDATED FINANCIAL RATIOS:
    Return on Total Average Assets..        36.63%            27.60%         (14.28)%        (8.17)%        0.31%
    Return on Average Stockholders'
    and Members' Equity.............        51.37%            51.51%            N/A            N/A          0.55%


------------
(1) Information for fiscal years 1994 and 1995 and the period from January 1, 1996 to February 28, 1996 relate to the Predecessors. See Note 1 of Notes to Consolidated Financial Statements.

(2) Total year 1996 information reflects the combined results of the Predecessors for the period from January 1, 1996 to February 28, 1996 and of the Company for the period beginning February 29, 1996 to December 29, 1996. See Note 1 of Notes to Consolidated Financial Statements.

(3) See Notes 2, 6 and 8 of Notes to Consolidated Financial Statements.

(4) Total fiscal year 1996 information reflects the combined results of the Predecessors and the Company. See "Selected Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements may be deemed to include anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include the matters set forth under "Risk Factors" and elsewhere in this Form 10-K, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs.

OVERVIEW

    P.F. Chang's owns and operates 23 full service restaurants (as of December 27, 1998) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, and 10 in 1998.

    The Company intends to open thirteen new restaurants in 1999 (two of which are open). The 13 units that the Company intends to develop in 1999 will be situated in approximately 7 new cities across the United States. The Company has signed lease agreements for all of the 13 units planned for 1999. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of between $1.5 million and $2.0 million and a total capitalized investment of between $2.5 million and $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

    Prior to February 29, 1996, the Company's business was conducted by four business entities controlled by Paul Fleming: Fleming Chinese Restaurants, Inc. (Scottsdale), P.F. Chang's II, Inc. (Newport Beach), P.F. Chang's III, L.L.C. (La Jolla) and P.F. Chang's IV, L.L.C. (Irvine)(collectively, the "Predecessors"). In February 1996, the Company acquired from Paul Fleming and certain other investors in the Predecessors approximately 70% of the Scottsdale restaurant, 43% of the Newport Beach restaurant, 50% of the La Jolla restaurant and 54% of the Irvine restaurant. In May 1996, the Company acquired the remaining minority interests in the Irvine restaurant, and in October 1997, the Company acquired all of the outstanding minority interests in the Scottsdale and Newport Beach restaurants and all but 2.5% of the La Jolla restaurant. As a result of the ownership structure in place from February 29, 1996 to October 1997, historical financial results for that period reflect an increase in the Company's net loss attributable to those ownership interests which is reflected in the elimination of minority interests. The acquisitions of minority interests in February 1996 and October 1997 were accounted for using the purchase method of accounting and resulted in goodwill of $4.1 million and $4.6 million, respectively, which is being amortized over 20 years on a straight-line basis.

    In addition, elimination of minority interests for all periods subsequent to 1996 includes the effect of the Company's partnership management structure. The Company has entered into a series of partnership agreements with each of its Market Partners, Operating Partners and Culinary Partners. These partnership agreements typically provide that the Market Partner is entitled to a specified percentage of the cash flows from the restaurants that partner has developed and oversees as the regional manager. Similarly, the Operating Partners and Culinary Partners receive a percentage of the cash flows from the restaurant in which they work. See "Business -- Operations."

RESULTS OF OPERATIONS

    The operating results of the Company for total year 1996 and fiscal years 1997 and 1998, expressed as a percentage of revenues, were as follows:

                                                   TOTAL YEAR      FISCAL YEAR   FISCAL YEAR
                                                     1996(1)          1997          1998
STATEMENTS OF OPERATIONS DATA:
Revenues .....................................        100.0%         100.0%         100.0%
Costs and expenses:
     Restaurant operating costs:

       Cost of sales .........................         28.3           28.4           27.8
       Labor .................................         30.7           29.4           29.1
       Operating .............................         18.8           16.9           17.1
       Occupancy .............................          8.0            6.9            7.0
                                                      -----          -----          -----
          Total restaurant operating costs ...         85.8           81.6           80.9
     General and  administrative .............          7.5           10.8            8.0
     Depreciation and amortization ...........          2.4            2.8            3.1
     Preopening expense ......................          4.3            4.8            5.4
                                                      -----          -----          -----
Income (loss) from operations ................           --             --            2.6
Interest income (expense), net ...............         (0.7)          (0.8)          (1.5)
Elimination of minority interests ............         (5.3)          (3.3)          (0.9)
                                                      -----          -----          -----
Income (loss) before provision for income taxes        (6.0)          (4.1)           0.3
Provision for income taxes ...................         (0.2)          (0.2)          (0.1)
                                                      -----          -----          -----
Net income (loss) ............................         (6.2)%         (4.3)%          0.2%
                                                      =====          =====          =====

--------------

(1) Total fiscal year 1996 information reflects the combined results of the Predecessors and the Company. See "Selected Consolidated Financial Data."

YEAR ENDED DECEMBER 27, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997

REVENUES

    The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $38.3 million, or 96.2%, to $78.0 million in the year ended December 27, 1998 from $39.8 million in the year ended December 28, 1997. The increase was primarily attributable to revenues of $14.0 million generated by new restaurants opened in 1998 and the $19.4 million increase in revenues in 1998 for restaurants that opened in 1997. Increased customer visits produced comparable restaurant sales gains of 12.8% in 1998. The Company did not implement any meaningful price increases in 1998.

COSTS AND EXPENSES

    Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.8% in the year ended December 27, 1998 from 28.4% in the year ended December 28, 1997. This decrease was primarily the result of cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as the Company's restaurants mature.

    Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues decreased to 29.1% in the year ended December 27, 1998 from 29.4% in the year ended December 28, 1997. The decrease in labor expenses was primarily due to improvements in the management of hourly staff levels in the restaurants as the Company's restaurants mature. These improved efficiencies more than offset the increase in hourly wages mandated by the federal government and the State of California. The Company expects that the increase in minimum wage will continue to exert upward pressure on its labor costs on a year-over-year basis for the first quarter of 1999.

    Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased nominally as a percentage of revenues to 17.1% in the year ended December 27, 1998 from 16.9% in the year ended December 28, 1997.

    Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs increased nominally as a percentage of revenues to 7.0% in the year ended December 27, 1998 from 6.9% in the year ended December 28, 1997.

    General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $6.2 million (8.0% of revenues) in the year ended December 27, 1998 from $4.3 million (10.8% of revenues) in the year ended December 28, 1997, due primarily to the addition of corporate management personnel which resulted in approximately $1.2 million of additional compensation and benefits expense as well as additional costs to support a larger restaurant base, including an additional $400,000 in travel and consulting fees. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners.

    Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $2.4 million in the year ended December 27, 1998 from $1.1 million in the year ended December 28, 1997. This increase was primarily due to depreciation on new restaurants totaling $670,000 as well as an additional $192,000 of amortization of the goodwill associated with the acquisition in October 1997 of the remaining minority interests in three of the four original restaurants.

    Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the year ended December 27, 1998 increased to $4.2 million from $1.9 million in the year ended December 28, 1997 due to the greater number of restaurants opened or under development during the 1998 period, as well as unexpected delays in the timing of restaurant openings in 1998.

    Interest income (expense), net. Net interest expense increased to $1.2 million in the year ended December 27, 1998 from $317,000 in the year ended December 28, 1997 principally due to borrowings under the Company's line of credit.

ELIMINATION OF MINORITY INTERESTS

    Elimination of minority interests for the year ended December 28, 1997 includes approximately $1.2 million attributable to the minority interests in the Scottsdale, Newport Beach and La Jolla restaurants. As a result of the acquisition of substantially all of these minority interests in October 1997, elimination of minority interests for the year ended December 27, 1998 declined to $669,000. Approximately $110,000 and $635,000 was attributable to the collective minority interests of Market Partners, Operating Partners and Culinary Partners in the year ended December 28, 1997 and December 27, 1998, respectively.

PROVISION FOR INCOME TAXES

    The provision for income taxes for the year ended December 27, 1998 and December 28, 1997 represents certain minimum state taxes based on taxable factors other than earnings. The Company did not record a tax benefit for the losses generated for the year ended December 28, 1997 as utilization of such losses in future periods was deemed uncertain. The income tax provision for the year ended December 27, 1998 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of a reduction in the previously provided deferred income tax valuation allowance.

YEAR ENDED DECEMBER 28, 1997 COMPARED TO YEAR ENDED DECEMBER 29, 1996

    The following discussion of the Company's results of operations for the year ended December 29, 1996 relates to the combined operating results of the Company and the Predecessors. The Company has not presented separate analyses regarding the two month period ended February 28, 1996 relating to the Predecessors or the ten month period ended December 29, 1996 relating to the Company because the Company believes that such discussion would not be meaningful.

REVENUES

    Revenues increased by $21.3 million, or 115.6%, to $39.8 million in 1997 from $18.4 million in 1996. The increase was primarily attributable to $5.6 million of additional revenues generated by new restaurants opened in 1997 and the $13.4 million increase in revenues in 1997 for restaurants opened in 1996. Comparable restaurant sales, driven by increased customer visits, increased 13.8% in 1997. The Company did not implement any meaningful price increases in 1997.

COSTS AND EXPENSES

    Cost of sales. Cost of sales increased nominally as a percentage of revenues to 28.4% in 1997 from 28.3% in 1996.

    Labor. Labor costs decreased as a percentage of revenues to 29.4% in 1997 from 30.7% in 1996. This decrease was primarily the result of improvements in the management of hourly staff levels in new and existing restaurants.

    Operating. Operating expenses decreased as a percentage of revenues to 16.9% in 1997 from 18.8% in 1996, due primarily to the maturation of restaurants opened in 1996 (which resulted in lower operating expenses as a percentage of sales for those restaurants) and the larger and more mature restaurant base that existed in 1997, which mitigated the impact of higher operating expenses associated with restaurants opened in 1997.

    Occupancy. Occupancy costs decreased as a percentage of revenues to 6.9% in 1997 from 8.0% in 1996. This decrease was primarily the result of the increase in revenues and, to a lesser extent, more favorable lease terms associated with the new restaurants opened in 1997.

    General and administrative. General and administrative expenses increased to $4.3 million (10.8% of revenues) in 1997, from $1.4 million (7.5% of revenues) in 1996. This increase was primarily the result of the addition of corporate management personnel in 1996 and 1997, resulting in $1.7 million of additional compensation and benefits in 1997 as well as the increased cost of supporting a larger restaurant base including $240,000 in additional accounting and legal fees, $520,000 in additional travel and consulting fees, and an additional $175,000 in facility expenses.

    Depreciation and amortization. Depreciation and amortization increased to $1.1 million in 1997 from $434,000 in 1996. This increase was primarily the result of depreciation recognized on capital expenditures for new restaurants and an additional $90,000 of amortization of goodwill associated with the purchase of minority interests in October 1997.

    Preopening. Preopening costs in 1997 increased to $1.9 million from $782,000 in 1996 due to a greater number of restaurants which were developed in 1997 compared to 1996.

    Interest income (expense), net. Net interest expense increased to $317,000 in 1997 from $131,000 in 1996 due to borrowings on the Company's line of credit and an increase in long-term debt.

ELIMINATION OF MINORITY INTERESTS

    Elimination of minority interests increased to $1.3 million in 1997 from $993,000 in 1996 primarily due to the increased income generated by the Scottsdale, Newport Beach and La Jolla restaurants. Elimination of minority interests in 1997 was also higher due to approximately $110,000 attributable in 1997 to the collective minority interests of Market Partners, Operating Partners and Culinary Partners; such partnership arrangements were not in place in 1996. These increases were offset in part by the repurchase in October 1997 of the minority interests in the Scottsdale, Newport Beach and La Jolla restaurants.

PROVISION FOR INCOME TAXES

    The provision for income taxes for 1997 and 1996 represents certain minimum state taxes based on taxable factors other than earnings. The Company did not record a tax benefit for the losses generated for fiscal years 1997 and 1996, as utilization of such losses in future periods was deemed uncertain. At December 28, 1997, the Company had a net operating loss carryforward of approximately $1.9 million which will expire for federal tax purposes in 2011 and for state tax purposes in 2001. The expected income tax benefit derived by applying the statutory income tax rate has been eliminated as a result of an increase in the deferred income tax valuation allowance.

QUARTERLY RESULTS

    The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters, expressed as a percentage of revenues, except for revenues which are expressed in thousands, in the two year period ended December 27, 1998. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

    The operating results of the Company for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:


                                                      FISCAL 1997                               FISCAL 1998
                                   ------------------------------------------  -------------------------------------------------
                                      FIRST    SECOND      THIRD     FOURTH        FIRST       SECOND       THIRD         FOURTH
                                     QUARTER   QUARTER    QUARTER    QUARTER       QUARTER     QUARTER     QUARTER       QUARTER
Revenues .......................  $   8,175   $ 9,528   $   9,935   $  12,130    $  15,728    $  17,209    $  20,239    $  24,857
Costs and expenses:
    Restaurant operating costs:
      Cost of sales ............       28.4%     28.4%       28.2%       28.8%        27.9%        27.4%        27.9%        28.0%
      Labor ....................       29.2      29.8        29.0        29.4         29.0         28.1         28.8         30.2
      Operating ................       15.7      16.7        17.1        17.7         16.4         16.6         17.1         17.8
      Occupancy ................        6.9       6.7         6.9         7.1          7.0          7.3          7.0          6.6
                                  ---------   -------   ---------   ---------    ---------    ---------    ---------    ---------
         Total restaurant
       operating costs .........       80.2      81.6        81.2        83.0         80.3         79.4         80.8         82.6
  General and administrative ...        9.3      11.2        11.7        10.6          8.6          8.2          7.7          7.7
  Depreciation and amortization         2.5       2.5         2.6         3.2          3.1          3.0          2.9          3.2
  Preopening ...................        1.8       2.7         6.9         6.9          2.7          4.6          5.9          7.1
                                  ---------   -------   ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ..        6.2       2.0        (2.4)       (3.7)         5.3          4.8          2.7         (0.6)
Interest income (expense), net .       (1.0)     (0.5)       (0.4)       (1.3)        (1.4)        (1.4)        (1.5)        (1.7)
                                  ---------   -------   ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) before elimination
of minority interests and
provision for income taxes .....        5.2       1.5        (2.8)       (5.0)         3.9          3.4          1.2         (2.3)

Elimination of minority
  interests ....................       (4.7)     (3.9)       (3.4)       (1.8)        (1.0)        (1.1)        (1.0)        (0.5)
                                  ---------   -------   ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) before provision
for income taxes ...............        0.5      (2.4)       (6.2)       (6.8)         2.9          2.3          0.2         (2.8)
Provision for income taxes .....       (0.4)     (0.2)       (0.1)       (0.1)        --           --           --           (0.1)
                                  ---------   -------   ---------   ---------    ---------    ---------    ---------    ---------
Net income (loss) ..............        0.1%     (2.6)%      (6.3)%      (6.9)%        2.9%         2.3%         0.2%        (2.9)%
                                  =========   =======   =========   =========    =========    =========    =========    =========

    Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company's experience to date has been that labor and operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to have a meaningful impact on preopening expenses, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its capital requirements since its inception through sales of equity securities, debt financing, sale-leaseback arrangements and cash flows from operations. Net cash provided by operating activities was $625,000, $139,000 and $5.8 million for total year 1996, and fiscal years 1997 and 1998, respectively. Net cash provided by operating activities exceeded the net losses for the periods due principally to the effect of minority interests and depreciation and amortization.

    The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in total year 1996, and fiscal years 1997 and 1998 was $8.2 million, $11.5 million and $25.7 million, respectively, which included payments of $4.2 million, $2.5 million and $397,000 in total year 1996 and fiscal years 1997 and 1998, respectively, made in connection with the acquisition of minority interests. Capital expenditures were $4.0 million, $8.7 million and $24.8 million in total year 1996 and fiscal years 1997 and 1998, respectively. The Company intends to open thirteen restaurants in 1999 (two of which are open). The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $1.5 million to $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant.

    Net cash provided by financing activities in total year 1996 and fiscal years 1997 and 1998 was $9.0 million, $12.2 million, and $36.0 million, respectively. Financing activities in 1996 and 1997 consisted principally of sales of Preferred Stock and line of credit borrowings of $5.5 million, while 1998 financing activities consisted primarily of sales of common stock, offset by repayments under the Company's revolving line of credit.

    On October 24, 1997, the Company entered into a revolving line of credit agreement with a finance corporation. The line of credit, as amended, was paid in full at the time of the Company's initial public offering and the line of credit was canceled. The weighted average interest rate under the line of credit was 9.5 percent in 1997 and 9.8 percent in 1998. The Company does not currently have a revolving line of credit.

    The Company's capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current cash reserves will be sufficient to fund its capital requirements through 1999. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

PREFERRED STOCK AND ACCRETION

    In February 1996 and September 1996, the Company sold shares of its Series A Preferred Stock convertible into 2,677,135 shares of Common Stock at $4.00 per common share, and in May 1997, the Company sold shares of its Series B Preferred Stock convertible into 758,565 shares of Common Stock at $8.70 per common share. The Series A Preferred Stock had an annual six percent dividend payable quarterly in shares of Series A Preferred Stock on a cumulative basis beginning January 1, 1998. The Series B Preferred Stock had an annual six percent dividend payable quarterly in shares of Series B Preferred Stock on a cumulative basis beginning April 1, 1999. Dividend accretion on the Series A and Series B Preferred Stock was approximately $504,000, $876,000 and $888,000 for the total year 1996, and the fiscal years 1997 and 1998, respectively. At the time of the Company's public offering, each two shares of Series A Preferred Stock and Series B Preferred Stock were converted into one share of Common Stock.

YEAR 2000 COMPLIANCE

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has reviewed both its information technology and its non-information technology systems to determine whether they are year 2000 compliant, and the Company has not identified any material systems which are not year 2000 compliant. The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. The Company has received written assurances of year 2000 compliance from a majority of the third parties with whom it has relationships, including its POS, payroll and credit card service providers. Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), the Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. Further, the Company believes that it will not be required to make any material expenditure to address the year 2000 problem. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or its vendors could materially adversely affect the Company's business, financial condition or operating results.

INFLATION

    The primary inflationary factors affecting the Company's operations are food and labor costs. A large number of the Company's restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company's labor costs. To date, inflation has not had a material impact on the Company's results of operations. See "Risk Factors--Changes in Food Costs."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Management believes that the market risk associated with the Company's market risk sensitive instruments as of December 27, 1998 is not material, and therefore, disclosure is not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         P.F. CHANG'S CHINA BISTRO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
Report of Independent Auditors ...............................................          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 28, 1997 and December 27, 1998 .......          F-3

Consolidated Statements of Operations for the Period from January 1, 1996 to
February 28, 1996, the Period from February 29, 1996 to December 29, 1996, and
the Years Ended December 28, 1997 and December 27, 1998 ......................          F-4

Consolidated Statements of Convertible Redeemable Preferred Stock and Common
Stockholders' and Members' Equity (Deficit) for  the Period from January 1,
1996 to February 28, 1996, the Period from February 29, 1996 to December 29,
1996, and the Years Ended December  28, 1997 and December 27, 1998 ...........          F-5

Consolidated Statements of Cash Flows for the Period from January 1, 1996 to
February 28, 1996, the Period from February 29, 1996 to December 29, 1996,
and the Years Ended December 28, 1997 and December 27, 1998 ..................          F-6

Notes to Consolidated Financial Statements ...................................          F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
P.F. Chang's China Bistro, Inc.

    We have audited the accompanying consolidated balance sheets of P.F. Chang's China Bistro, Inc. (the "Company") as of December 28, 1997 and December 27, 1998, and the related consolidated statements of operations, convertible redeemable preferred stock and common stockholders' and members' equity (deficit), and cash flows for the period from February 29, 1996 to December 29, 1996 and for the years ended December 28, 1997 and December 27, 1998. We have also audited the combined statements of operations, stockholders' and members' equity (deficit), and cash flows of the corporations and limited liability companies listed in Note 1 for the period from January 1, 1996 to February 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang's China Bistro, Inc. at December 28, 1997 and December 27, 1998 and the results of its operations and its cash flows for the period from February 29, 1996 to December 29, 1996, and for the years ended December 28, 1997 and December 27, 1998, and the combined results of operations and cash flows of the corporations and limited liability companies listed in Note 2 for the period from January 1, 1996 to February 28, 1996, in conformity with generally accepted accounting principles.

Phoenix, Arizona                                         ERNST & YOUNG LLP
February 5, 1999

                                     P.F. CHANG'S CHINA BISTRO, INC.

                                       CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 28,   DECEMBER 27,
                                                                                        1997           1998
                                                                                   -------------  ---------
                                                                                          (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................        $  2,739         $ 18,857
  Receivables .............................................................           2,062            2,792
  Inventories .............................................................             363              673
  Current portion of notes receivable from related parties ................             130              225
  Prepaids and other current assets .......................................             417              631
                                                                                   --------         --------
Total current assets ......................................................           5,711           23,178

Construction-in-progress ..................................................           3,787            4,627
Property and equipment, net ...............................................          10,207           32,246
Goodwill, net of accumulated amortization of
  $398,000 and $834,000 in 1997 and 1998, respectively ....................           8,307            7,874
Notes receivable from related parties, less current portion ...............             162              545
Other assets ..............................................................             315              717
                                                                                   --------         --------
Total assets ..............................................................        $ 28,489         $ 69,187
                                                                                   ========         ========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND COMMON
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Revolving line of credit ................................................        $  5,500         $   --
  Accounts payable ........................................................           1,658            2,938
  Accrued payroll .........................................................           1,214            1,943
  Other accrued expenses ..................................................             988            2,798
  Unearned revenue ........................................................             305              744
  Current portion of long-term debt, including
    $242,000, and $268,000 due to related parties in 1997
    and 1998, respectively ................................................             481              523
  Deferred purchase price .................................................           2,426             --
                                                                                   --------         --------
Total current liabilities .................................................          12,572            8,946

Long-term debt, including $340,000 and $71,000 due to
  related parties in 1997 and 1998, respectively ..........................           2,391            1,829
Interests of minority members and partners in consolidated
  limited liability companies and partnerships ............................             164              183

Commitments and contingencies

Convertible redeemable preferred stock, $0.001 par value, 10,000,000 shares authorized:
  Series A-5,354,270 shares issued and outstanding at December 28, 1997,
     liquidation preference of $10,709,000 ................................          11,175             --
  Series B-1,517,131 shares issued and outstanding at December 28, 1997,
     liquidation preference of $6,600,000 .................................           6,633             --

Common stockholders' equity (deficit):
  Common stock, $0.001 par value,
  20,000,000 shares authorized:
    2,500,000 shares issued and outstanding at December 28, 1997 and
    10,192,769 at December 27, 1998 .......................................               3               10
  Additional paid-in capital ..............................................               2           63,409
  Accumulated deficit .....................................................          (4,451)          (5,190)
                                                                                   --------         --------
Total common stockholders' equity (deficit) ...............................          (4,446)          58,229
                                                                                   --------         --------
Total liabilities, convertible redeemable preferred stock and
  common stockholders' equity (deficit) ...................................        $ 28,489         $ 69,187
                                                                                   ========         ========

                             See accompanying notes.

                         P.F. CHANG'S CHINA BISTRO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                PREDECESSORS                        COMPANY
                                              ---------------  -------------------------------------------------
                                                PERIOD FROM       PERIOD FROM
                                              JANUARY 1, 1996  FEBRUARY 29, 1996    YEAR ENDED       YEAR ENDED
                                              TO FEBRUARY 28,   TO DECEMBER 29,    DECEMBER 28,     DECEMBER 27,
                                                   1996              1996              1997             1998
                                              --------------   ---------------     ------------     ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ...............................        $  2,815         $ 15,630           $ 39,768           $ 78,033

Costs and expenses:
  Restaurant operating costs:
    Cost of sales ......................             772            4,454             11,317             21,709
    Labor ..............................             918            4,736             11,683             22,721
    Operating ..........................             527            2,944              6,727             13,319
    Occupancy ..........................             205            1,279              2,743              5,429
                                                --------         --------           --------           --------
        Total restaurant operating costs           2,422           13,413             32,470             63,178
  General and administrative ...........              17            1,368              4,276              6,245

  Depreciation and amortization ........              82              352              1,102              2,384
  Preopening ...........................              17              765              1,922              4,183
                                                --------         --------           --------           --------
Income (loss) from operations ..........             277             (268)                (2)             2,043
Interest income (expense):
  Interest expense .....................              (4)            (163)              (380)            (1,406)
  Interest income ......................            --                 36                 63                229
                                                --------         --------           --------           --------
Income (loss) before elimination
 of minority members' and partners'
 interests and provision for
  income  taxes ........................             273             (395)            (319)             866
Elimination of minority members'
  and partners' interests ..............            --               (720)          (1,308)            (669)
                                                --------         --------         --------         --------
Income (loss) before provision
  for income taxes .....................             273           (1,115)          (1,627)             197

Provision for income taxes .............            --                (30)             (69)             (48)
                                                --------         --------         --------         --------
Net income (loss) ......................        $    273           (1,145)          (1,696)             149
                                                ========
Redeemable preferred stock accretion ...                             (504)            (876)            (888)
                                                                 --------         --------         --------
Net income (loss) available to
  common stockholders ..................                         $ (1,649)        $ (2,572)        $   (739)
                                                                 ========         ========         ========
Net income (loss) per share:
  Basic ................................                         $  (0.66)        $  (1.03)        $  (0.25)
                                                                 ========         ========         ========
  Diluted ..............................                         $  (0.66)        $  (1.03)        $  (0.25)
                                                                 ========         ========         ========
Weighted average shares used
  in computation:
  Basic ................................                            2,500            2,500            2,986
                                                                 ========         ========         ========
  Diluted ..............................                            2,500            2,500            2,986
                                                                 ========         ========         ========

                             See accompanying notes.

                         P.F. CHANG'S CHINA BISTRO, INC.

      CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
               COMMON STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIT)

                                              CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                            ----------------------------------------
                                                   SERIES A           SERIES B
                                            ------------------    ------------------

                                             SHARES    AMOUNT    SHARES      AMOUNT
                                             ------    ------    ------      ------
                                                        (IN THOUSANDS)
PREDECESSORS

Balances, January 1, 1996 .............       --      $   --          --      $   --
Distributions .........................       --          --          --          --
Net income (loss) .....................       --          --          --          --
                                          --------    --------    --------    --------
Balances, February 28, 1996 ...........       --          --          --          --

COMPANY

Conversion of S corporations to limited
  liability companies .................       --          --          --          --
Purchase of members' interests ........       --          --          --          --
Reclassification to minority interest
  upon consolidation in connection
  with acquisition of interests .......       --          --          --          --
Issuance of common stock ..............       --          --          --          --
Issuance of Series A preferred stock,
  net of issuance costs of $695,000 ...      5,354      10,013        --          --
Redeemable preferred stock accretion ..       --           504        --          --
Net loss ..............................       --          --          --          --
                                          --------    --------    --------    --------
Balances, December 29, 1996 ...........      5,354      10,517

Issuance of Series B preferred stock,
  net of issuance costs of $184,000 ...       --          --         1,517       6,415
Redeemable preferred stock accretion ..       --           658        --           218
Net loss ..............................       --          --          --          --
                                          --------    --------    --------    --------
Balances, December 28, 1997 ...........      5,354      11,175       1,517       6,633

Series A preferred stock dividend paid         329        --          --          --
Redeemable preferred stock accretion ..       --           587        --           301
Conversion of preferred stock to common
  stock ...............................     (5,683)    (11,762)     (1,517)     (6,934)
Conversion of deferred purchase price
  liability to common stock ...........       --          --          --          --
Issuance of common stock, net of
  issuance costs of $4,394,900 ........       --          --          --          --
Net income ............................       --          --          --          --
                                          --------    --------    --------    --------
Balances, December 27, 1998 ...........       --      $   --          --      $   --
                                          ========    ========    ========    ========


                                                     COMMON STOCKHOLDERS' AND MEMBERS' EQUITY (DEFICIT)
                                           ---------------------------------------------------------------------
                                                 COMMON STOCK
                                            -------------------   ADDITIONAL
                                                                    PAID-IN    MEMBERS'    ACCUMULATED
                                            SHARES     AMOUNT      CAPITAL    CAPITAL       DEFICIT        TOTAL
                                            ------     ------      -------    -------       -------        -----
                                                        (IN THOUSANDS)
PREDECESSORS

Balances, January 1, 1996 .............           20    $   --     $    713    $    642    $    (60)   $  1,295
Distributions .........................         --          --         (112)       --          (228)       (340)
Net income (loss) .....................         --          --         --           (12)        285         273
                                            --------    --------   --------    --------    --------    --------
Balances, February 28, 1996 ...........           20        --          601         630          (3)      1,228

COMPANY

Conversion of S corporations to limited
  liability companies .................          (20)       --         (601)        601        --          --
Purchase of members' interests ........         --          --         --        (1,231)       --        (1,231)
Reclassification to minority interest
  upon consolidation in connection
  with acquisition of interests .......         --          --         --          --          (227)       (227)
Issuance of common stock ..............        2,500           3          2        --          --             5
Issuance of Series A preferred stock,
  net of issuance costs of $695,000 ...         --          --         --          --          --          --
Redeemable preferred stock accretion ..         --          --         --          --          (504)       (504)
Net loss ..............................         --          --         --          --        (1,145)     (1,145)
                                            --------    --------   --------    --------    --------    --------
Balances, December 29, 1996 ...........        2,500           3          2        --       (1,879)     (1,874)

Issuance of Series B preferred stock,
  net of issuance costs of $184,000....         --          --         --          --          --          --
Redeemable preferred stock accretion ..         --          --         --          --          (876)       (876)
Net loss ..............................         --          --         --          --        (1,696)     (1,696)
                                            --------    --------   --------    --------    --------    --------
Balances, December 28, 1997 ...........        2,500           3          2        --        (4,451)     (4,446)

Series A preferred stock dividend paid           --          --         --         --          --
Redeemable preferred stock accretion ..          --          --         --         --          (888)       (888)
Conversion of preferred stock to common
  stock ...............................        3,600           3     18,693        --                    18,696
Conversion of deferred purchase price
  liability to common stock ...........          170        --        2,043        --          --         2,043
Issuance of common stock, net of
  issuance costs of $4,394,900 ........        3,923           4     42,671        --          --        42,675
Net income ............................         --          --         --          --           149         149
                                            --------    --------   --------    --------    --------    --------
Balances, December 27, 1998 ...........       10,193    $     10   $ 63,409    $   --      $ (5,190)   $ 58,229
                                            ========    ========   ========    ========    ========    ========


                             See accompanying notes.

                         P.F. CHANG'S CHINA BISTRO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              PREDECESSORS                   COMPANY
                                            --------------   -----------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                            JANUARY 1, 1996  FEBRUARY 29, 1996 YEAR ENDED       YEAR ENDED
                                            TO FEBRUARY 28,   TO DECEMBER 29,  DECEMBER 28,     DECEMBER 27,
                                                1996             1996             1997              1998
                                            --------------   --------------   --------------   ------------
OPERATING ACTIVITIES:
Net income (loss) ..................        $    273         $ (1,145)        $ (1,696)        $    149
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization ....              82              198              858            1,948
  Amortization of goodwill .........            --                154              244              436
  Minority members' and partners'
    interests ......................            --                720            1,308              669
  Changes in operating assets and
    liabilities:
    Receivables ....................             134             (658)          (1,403)            (730)
    Inventories ....................              (5)             (75)            (169)            (310)
    Prepaids and other current
      assets .......................              (6)              17             (338)            (214)
    Other assets ...................               8              (63)            (207)            (410)
    Accounts payable ...............             (65)             395              609            1,280
    Accrued payroll ................              80              385              590              729
    Other accrued expenses .........            (143)             289              452            1,810
    Unearned revenue ...............             (13)              63              172              439
    Accrued minority members'
      distributions ................            --               --               (281)
                                            --------         --------         --------         --------
Net cash provided by operating
  activities .......................             345              280              139            5,796
INVESTING ACTIVITIES:
Capital expenditures ...............            --             (4,008)          (8,696)         (24,817)
Increase in notes receivable from
  related parties ..................            --               --               (292)            (478)
Payment for members' interests .....            --             (4,175)          (2,520)            (397)
                                            --------         --------         --------         --------
Net cash used in investing
  activities .......................            --             (8,183)         (11,508)         (25,692)
FINANCING ACTIVITIES:
Proceeds from revolving line of
credit, net of repayments ..........            --               --              5,500           (5,500)
Proceeds from issuance of long-term
  debt .............................            --               --              1,600             --
Repayments of long-term debt .......              (7)            (267)            (491)            (520)
Proceeds from issuance of common
  stock, net of issuance costs .....            --                  5             --             42,675
Proceeds from issuance of redeemable
  preferred stock, net of
  issuance costs ...................            --             10,013            6,415             --
Proceeds from minority partners'
  contributions ....................            --               --                441              506
Distributions to members and
  stockholders .....................            (340)            --               --
Distributions to minority members
  and partners .....................            --               (449)          (1,234)          (1,147)
                                            --------         --------         --------         --------
Net cash provided by (used in)
  financing activities .............            (347)           9,302           12,231           36,014
                                            --------         --------         --------         --------
Net increase (decrease) in cash and
  cash equivalents .................              (2)           1,399              862           16,118
Cash and cash equivalents at the
  beginning of the period ..........             480              478            1,877            2,739
                                            --------         --------         --------         --------
Cash and cash equivalents at the end
  of the period ....................        $    478         $  1,877         $  2,739         $ 18,857
                                            ========         ========         ========         ========

                                                       PREDECESSORS                         COMPANY
                                                      --------------     -----------------------------------------------
                                                       PERIOD FROM         PERIOD FROM
                                                     JANUARY 1, 1996    FEBRUARY 29, 1996     YEAR ENDED      YEAR ENDED
                                                     TO FEBRUARY 28,     TO DECEMBER 29,     DECEMBER 28,    DECEMBER 27,
                                                          1996                 1996              1997            1998
                                                     --------------     --------------     --------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest ...........................       $  4              $  108             $  319            $1,475
Cash paid for income taxes .......................         --                  30                 69                48
Purchase of members' interests
  through issuance of long-term
  debt ...........................................         --               1,266                 --                --
Purchase of property and equipment
  through issuance of long-term
  debt ...........................................         --                 421                 --                --
Purchase of members' and partners'
  interest through deferred purchase
  price and conversion to common stock ...........         --                  --              2,426             2,043


                             See accompanying notes.

                         P.F. CHANG'S CHINA BISTRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 28, 1997 AND DECEMBER 27, 1998

1.  BASIS OF PRESENTATION

    P.F. Chang's China Bistro, Inc. (the "Company") operates restaurants in Arizona, California, Colorado, Texas, Illinois, Michigan, Nevada, Florida, North Carolina, Louisiana, Alabama, Georgia, Massachusetts and Virginia under the name of "P.F. Chang's China Bistro." The Company was formed in January, 1996 through the issuance of 500 shares of common stock to Mr. Paul Fleming, the Company's Founder, for $100 in cash. In February 1996, the Company sold 4,975,000 shares of Series A convertible preferred stock convertible into 2,487,500 shares of common stock and warrants for $9,950,000 in cash. Contemporaneously, the Company acquired Mr. Fleming's 52 percent interest in Fleming Chinese Restaurants, Inc., which operates a restaurant in Scottsdale, Arizona (Scottsdale), for $1,037,000 in cash and $954,000 in notes payable. The Company also acquired Mr. Fleming's 43 percent interest in P.F. Chang's II, Inc., which operates a restaurant in Newport Beach, California (Newport Beach); 49.85 percent ownership in P.F. Chang's III, L.L.C., which operates a restaurant in San Diego, California (La Jolla); and 54.2 percent ownership interest in P.F. Chang's IV, L.L.C., which operates a restaurant in Irvine, California (Irvine), for $2,006,000 in cash and 2,499,500 shares of common stock of the Company. In addition, in 1996 the Company acquired an additional 18 percent ownership in Scottsdale and the remaining 45.8 percent ownership of Irvine in various transactions for an aggregate of $1,132,000 in cash and $312,000 in notes payable.

    The acquisition of the ownership interests in the various entities during 1996 have been accounted for under the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the proportional assets acquired and liabilities assumed based on their relative fair values, with $4,125,000 allocated to goodwill. As a result of the start-up nature of the operations of the Company, the significant prior claims of the preferred stockholders of the Company, and the minority interests in Scottsdale, Newport Beach and La Jolla, no significant value was assigned to the common stock issued in the acquisitions.

    During 1997, the Company purchased substantially all the remaining outstanding minority interests in the Scottsdale, La Jolla and Newport Beach restaurants for approximately $2,520,000 in cash and $2,426,000 in common stock of the Company to be issued in connection with an initial public offering (IPO).

    The acquisition of the ownership interests in the various entities during 1997 has been accounted for under the purchase method of accounting for business combinations. Accordingly, the purchase price was allocated to the proportional assets acquired and liabilities assumed based on their relative fair values, with $4,581,000 allocated to goodwill.

    Two of the predecessor entities, Fleming Chinese Restaurants, Inc. and P.F. Chang's II, Inc. were dissolved and their operations transferred to two new entities, PFCCB Scottsdale, L.L.C. and PFCCB Newport Beach, L.L.C. Accordingly, at December 29, 1996, each of the existing restaurants was structured as a limited liability corporation, and the Company's ownership of these restaurants is through its membership in each limited liability corporation. The Company's new restaurants are generally organized as partnerships with the Company as general partner.

    The operations of the predecessor entities, which operated the restaurants, have been presented in the accompanying combined financial statements for the Period from January 1, 1996 through the date of acquisition at historical cost due to the common ownership. The allocation of the purchase price resulted in no material adjustment to the historical recorded basis in the assets and liabilities, except for goodwill. Therefore, the effect on the statement of operations is primarily amortization subsequent to the date of acquisition.

    The Company successfully completed an initial public offering (the "Offering") on December 4, 1998, in which 3,922,500 new shares of common stock were issued at a price of $12 per share. Proceeds from the offering were $42,675,100, net of issuance costs totaling $4,394,900. From the proceeds, $25,000,000 was used to repay certain indebtedness of the Company outstanding under its revolving line of credit (see Note 4). The Company intends to use the balance of the net proceeds for development of new restaurants in 1999 and for general corporate purposes.

Upon completion of the Offering, all outstanding shares of preferred stock were converted to shares of common stock at a ratio of one share of common stock for each two shares of preferred stock. Additionally, the deferred purchase price liability, resulting from the Company's acquisition of substantially all of the remaining minority interests in the three original restaurants in 1997, was converted into common stock. The number of shares issued relating to the deferred purchase price liability was determined by dividing the remaining purchase price liability by the price per share of the common stock sold.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

    The Company's fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 1996, 1997, and 1998.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements include the accounts and operations of the Company and its subsidiaries or partnerships in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

RECEIVABLES

    Receivables consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

INVENTORIES

    Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

NOTES RECEIVABLE FROM RELATED PARTIES

    Notes receivable from related parties represent amounts due the Company from limited partners of affiliated partnerships. Payments of principal, amortized over five years, with interest at 11.0%, are due monthly, with a balloon payment for the outstanding principal and interest due at the end of two years.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Furniture, fixtures, and equipment are depreciated on a straight line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased.

GOODWILL

    Goodwill represents the excess of cost over net assets acquired in the purchase of interests in various restaurants (see Note 1) and is being amortized over 20 years on a straight-line basis. The Company assesses the recoverability of goodwill based upon expected future undiscounted cash flows resulting from the acquired interests in the restaurants.

UNEARNED REVENUE

    Unearned revenue represents gift certificates sold but not yet redeemed. Revenues are recognized upon redemption of the gift certificates.

ADVERTISING

    The Company expenses advertising as incurred. Advertising expense during the period from January 1, 1996 to February 28, 1996, the period from February 29, 1996 to December 29, 1996, and for the years ended December 28, 1997 and December 27, 1998 was approximately $10,000, $232,000, $901,000, and $1,255,000, respectively.

PREOPENING

    Preopening expenses, consisting primarily of manager salaries and relocation, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

INCOME TAXES

    The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

    Minority members' and partners' interests in income or loss of limited liability corporations and partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority members.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and, accordingly, recognizes no compensation expense for the stock option grants.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share."

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and collateral as of the balance sheet date and approximates the carrying value of such debt.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, restricted funds on deposit and certain other financial instruments with financial institutions that are considered in the Company's investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company's receivables are primarily with its landlords for the reimbursement of tenant improvements.

RECLASSIFICATIONS

    Certain amounts shown in the prior period combined and consolidated financial statements have been reclassified to conform with the current year consolidated financial statements presentation.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                             DECEMBER 28,   DECEMBER 27,
                                                                 1997           1998
                                                            -----------     ---------
                                                                  (IN THOUSANDS)
                          Leasehold improvements.......        $  6,904       $ 25,290
                          Furniture, fixtures and
                          equipment....................           4,386          9,390
                          China and smallwares.........             423          1,012
                                                               --------       --------
                                                                 11,713         35,692
                          Less accumulated depreciation           1,506          3,446
                                                               --------       --------
                                                               $ 10,207       $ 32,246
                                                               ========       ========

4.  REVOLVING LINE OF CREDIT

    On October 24, 1997, the Company entered into a revolving line of credit agreement with a finance corporation. The line of credit, as amended, was paid in full at the time of the Company's initial public offering and the line of credit was canceled. The weighted average interest rate under the line of credit was 9.5 percent in 1997 and 9.8 percent in 1998. The Company does not currently have a revolving line of credit.

5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                    DECEMBER 28,  DECEMBER 27,
                                                                                       1997          1998
                                                                                    -----------    ---------
                                                                                          (IN THOUSANDS)
                    $1,100,000 promissory note, collateralized by leasehold
                    improvements, payable in monthly installments of $11,354
                    including interest at 11.0 percent, until March 1, 2017,
                    when all remaining principal and interest is due and
                    payable. Additional payments may be required under the
                    promissory note based on a percentage of gross
                    sales .....................................................        $1,088        $1,071

                    $500,000 promissory note, collateralized by equipment,
                    payable in monthly installments of $8,561 including
                    interest at 11.0 percent until March 1, 2004 when all
                    remaining principal and interest is due and
                    payable ...................................................           463           408

                    $1,266,000 unsecured promissory notes, a portion of which
                    is payable to related parties, in quarterly installments of
                    $96,967 including interest at 10.0 percent, until March 1,
                    2000, when all remaining principal and interest is due and
                    payable ...................................................           762           444

                    $421,000 equipment loan, collateralized by furniture,
                    fixtures and equipment, payable in monthly installments of
                    $7,202 including interest at 11.0 percent, until January 1,
                    2004, when all remaining principal and interest is due and
                    payable ...................................................           382           335

                    $200,000 unsecured promissory note, payable in monthly
                    installments of $3,333 plus interest at prime plus one
                    percent, until April 2001, when all remaining principal and interest is due and payable. The note is guaranteed by a
                    stockholder of the Company ................................           133            94
                    Other .....................................................            44          --
                                                                                       ------        ------
                                                                                        2,872         2,352
                    Less current portion ......................................           481           523
                                                                                       ------        ------
                                                                                       $2,391        $1,829
                                                                                       ======        ======

    The aggregate annual payments of long-term debt outstanding at December 27, 1998, for the next five years and thereafter, are summarized as follows: 1999 -- $523,000; 2000--$281,000; 2001--$178,000; 2002--$184,000; 2003--$205,000; and
thereafter--$980,000.

6.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

PREFERRED STOCK

    In February 1996, the Company issued 4,975,000 shares of Series A convertible redeemable preferred stock (Series A preferred stock) convertible into 2,487,500 shares of common stock, and warrants exercisable for 1,243,750 shares of Series A preferred stock convertible into 621,875 shares of common stock, for an aggregate purchase price of approximately $9,950,000, less issuance costs of $695,000. In September 1996, the Company issued an additional 379,270 shares of Series A preferred stock convertible into 189,635 shares of common stock for $758,000 in order to purchase the remaining minority interests in the Irvine restaurant. In May 1997, the Company issued 1,517,131 shares of Series B convertible redeemable preferred stock (Series B preferred stock) convertible into 758,565 shares of common stock for an aggregate purchase price of $6,599,000, less issuance costs of approximately $184,000. The Series A and B preferred stock had a $0.001 par value and an annual six percent dividend payable quarterly in shares of such Series A or B preferred stock on a cumulative basis beginning January 1998 for Series A and April 1, 1999 for Series B.

    Upon completion of the Company's stock offering in December 1998, the outstanding shares of Series A and Series B preferred stock were converted into common shares at a ratio of one share of common stock for each two shares of preferred stock. The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There is no outstanding preferred stock as of December 27, 1998.

    The warrant to purchase Series A preferred stock issued during 1996 was cancelable by the Company should the Irvine restaurant achieve certain operating goals. During 1997, the Irvine restaurant achieved such goals, and the warrant was consequently canceled.

    In connection with the original capitalization of the Company, an additional warrant to purchase 124,380 shares of Series A preferred stock, convertible into 62,190 shares of common stock, was issued to an investment bank with an exercise price of $4.00 per common share. The warrant expires February 28, 2001.

PARTNERSHIP AGREEMENTS

    The Company has entered into a series of partnership agreements with each of its regional managers (Market Partners), certain of its general managers (Operating Partners) and certain of its executive chefs (Culinary Partners). These partnership agreements entitle the Market Partner to a specified percentage of the cash flows from the restaurants that partner has developed and oversees as the regional manager. Similarly, the general manager and the executive chef at most of the Company's restaurants are offered the opportunity to become Operating Partners and Culinary Partners, respectively, and to receive a percentage of the cash flows from the restaurant in which they work. At the time an individual becomes a Market Partner, Operating Partner or Culinary Partner, that person is required to make an equity investment in the partnership and to enter into a five year employment agreement with the Company. The Company has the right, in its sole discretion, to terminate the employment of any Market Partner, Operating Partner or Culinary Partner, and, upon such termination, to repurchase that partner's interest in the partnership at such partners then-current basis in the partnership. If an individual continues to serve as Market Partner, Operating Partner or Culinary Partner for five years, then the Company has the right to repurchase that person's interest in the partnership for a value, which is determined by reference to trailing cash flows.

STOCK OPTION PLAN

    The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    In August 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (1997 Plan). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company's common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company's restaurants to purchase the Company's common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 27, 1998 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Incentive options granted to individuals who own more than ten percent of the total combined voting power of all classes of stock shall not be exercisable after five years and options granted to prospective employees, consultants or directors may not become exercisable prior to the date on which such person commences services with the Company. Upon certain changes in control of the Company, the Plan provides for two additional years of immediate vesting. The Company has reserved a total of 1,086,500 shares of common stock for issuance under the 1996 and 1997 Plans.

    During 1998, the Company's Board of Directors approved the 1998 Stock Option Plan (1998 Plan) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company's employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 280,000 shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The option price per share for an incentive stock option granted to a person owning stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company (or a parent or subsidiary) may not be less than 110 percent of the fair market value of a share of common stock on the grant date. The Company's Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 10,000 shares of common stock at the time he or she is first elected or appointed a director of the Company. In addition, each outside director remaining in office will be granted an option to purchase 2,500 shares on the day following each annual meeting of stockholders.

    Pro forma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rate of 5.5 percent; a dividend yield of -0- percent; volatility factors of the expected market price of the Company's common stock of
 .01, .122 and .41, respectively; and a weighted-average expected life of the option of five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Because SFAS No. 123 is applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            PERIOD FROM
                                                            FEBRUARY 29,      YEAR ENDED       YEAR ENDED
                                                               1996 TO        DECEMBER 28,     DECEMBER 27,
                                                         DECEMBER 29, 1996      1997             1998
                                                         ----------------     -----------      -----------
                                                                           (IN THOUSANDS)
          Net income (loss), as reported .............        $(1,145)        $(1,696)        $   149
          Pro forma compensation expense for stock
          options ....................................             48              82             185
                                                              -------         -------         -------
          Pro forma net income (loss) ................        $(1,193)        $(1,778)        $   (36)
                                                              =======         =======         =======
          Net income (loss) per share:
            Basic ....................................        $ (0.68)        $ (1.06)        $ (0.31)
                                                              =======         =======         =======
            Diluted ..................................        $ (0.68)        $ (1.06)        $ (0.31)
                                                              =======         =======         =======
          Weighted average shares used in computation:
            Basic ....................................          2,500           2,500           2,986
                                                              =======         =======         =======
            Diluted ..................................          2,500           2,500           2,986
                                                              =======         =======         =======

    Information regarding activity for stock options outstanding under the Plans is as follows:

                                                                       OUTSTANDING OPTIONS
                                                                     ----------------------
                                                    SHARES                         WEIGHTED-
                                                  AVAILABLE                        AVERAGE
                                                     FOR                           EXERCISE
                                                   OPTIONS            SHARES        PRICE
                                                  ---------         ---------      ---------
          Outstanding at January 1, 1996 .             --                --          $ --
            Authorized ...................          890,000              --            --
            Granted ......................         (791,510)          791,510          2.98
            Exercised ....................             --                --            --
            Forfeited (canceled) .........             --                --            --
                                                  ---------         ---------        ------
          Outstanding at December 29, 1996           98,490           791,510          2.98
            Authorized ...................          196,500              --            --
            Granted ......................         (170,000)          170,000          5.40
            Exercised ....................             --                --            --
            Forfeited (canceled) .........             --                --            --
                                                  ---------         ---------        ------
          Outstanding at December 28, 1997          124,990           961,510          3.40
            Authorized ...................          206,885              --            --
            Granted ......................         (174,125)          174,125         11.82
            Exercised ....................             --                --            --
            Forfeited (canceled) .........             --                --            --
                                                  ---------         ---------        ------
          Outstanding at December 27, 1998          157,750         1,135,635        $ 4.71
                                                  =========         =========        ======

    Information regarding options outstanding and exercisable at December 27, 1998 is as follows:

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                        ------------------------------------------   --------------------------
                                                        WEIGHTED-
                                                         AVERAGE
                                                        REMAINING      WEIGHTED-                      WEIGHTED-
                       RANGE OF           NUMBER       CONTRACTUAL      AVERAGE        NUMBER          AVERAGE
                    EXERCISE PRICES     OUTSTANDING       LIFE      EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
                   ----------------     -----------   ------------  --------------   -----------   --------------
                         2.40            504,872      7.58 years        $ 2.40         243,998          $ 2.40
                    $  4.00-$6.00        445,388      4.65 years          4.38         190,314            4.26
                    $ 10.00-$12.00       185,375      9.51 years         11.82           4,478           10.89

    Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company. The weighted-average fair value of options granted during the period from February 29, 1996 to December 29, 1996 and for the years ended December 28, 1997 and December 27, 1998 was $0.56, $1.38, and $5.27 respectively.

EMPLOYEE STOCK PURCHASE PLAN

    During 1998, the Company's Board of Directors approved the 1998 Employee Stock Purchase Plan (Purchase Plan) and reserved 400,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive 6 month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

7.  INCOME TAXES

    Income tax expense consisted of the following:

                           PERIOD FROM
                           FEBRUARY 29,
                            1996 TO        YEAR ENDED     YEAR ENDED
                           DECEMBER 29,    DECEMBER 28,   DECEMBER 27,
                              1996           1997           1998
                          ------------   -------------     ----------
                                         (IN THOUSANDS)
          Federal:
            Current             $--            $--            $21
            Deferred             --             --             --
                                ---            ---            ---
                                 --             --             21
          State:
            Current              30             69             27
            Deferred             --             --             --
                                ---            ---            ---
                                 30             69             48
                                ---            ---            ---
                                $30            $69            $48
                                ===            ===            ===

    The Company's effective tax rate differs from the federal statutory rate for the following reasons:

                                                        PERIOD FROM
                                                        FEBRUARY 29,
                                                           1996 TO      YEAR ENDED    YEAR ENDED
                                                         DECEMBER 29,   DECEMBER 28,  DECEMBER 27,
                                                            1996           1997          1998
                                                        -------------  -------------  -----------
                                                                    (IN THOUSANDS)
          Income tax benefit at federal
          statutory rate ......................            $(379)            $(553)            $  67
          State taxes, net of federal benefit .               30                69                19
          Increase (decrease) in valuation ....
          allowance ...........................              468               425              (288)
          Other, net ..........................              (89)              128               250
                                                           -----             -----             -----
                                                           $  30             $  69             $  48
                                                           =====             =====             =====

    The Company's net income for the period from January 1, 1996 to February 28, 1996 included earnings attributable to the Scottsdale, Newport Beach, La Jolla and Irvine restaurants. These restaurants were organized as limited liability companies or had elected under Subchapter S of the Internal Revenue Code to have their stockholders pay any federal and state income tax due on their earnings. Although income prior to the consolidation attributable to the acquired restaurants is included in the Company's consolidated financial statements, the Company is not required to pay income taxes on the income since they are the responsibility of the members and stockholders of the acquired companies.

    The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                        DECEMBER 29,      DECEMBER 28,       DECEMBER 27,
                                                           1996               1997               1998
                                                       -------------     -------------       ---------
                                                                         (IN THOUSANDS)
        Deferred tax assets:
          Bonus accrual ........................       $    47             $  --               $  --
          Depreciation on property and equipment            44                   2                --
          Preopening expenses ..................            80                 267                 627
          Goodwill amortization ................             7                --                  --
          Net operating loss carryforwards .....           290                 760                 235
          Other ................................          --                  --                    21
                                                       -------             -------             -------
                                                           468               1,029                 883
        Deferred tax liabilities:
        Depreciation on property and equipment .          --                  --                    84
        Goodwill amortization ..................          --                   136                 194
                                                       -------             -------             -------
                                                           468                 893                 605
        Valuation allowance ....................          (468)               (893)               (605)
                                                       -------             -------             -------
        Net deferred tax assets ................       $  --               $  --               $  --
                                                       =======             =======             =======

    During the period from February 29, 1996 to December 29, 1996 and for the years ended December 28, 1997 and December 27, 1998, the valuation allowance increased (decreased) $468,000, $425,000 and $(288,000), respectively. At December 27, 1998, the Company has a net operating loss carryforward of approximately $587,000 which begins to expire for federal purposes in 2012 and for state purposes in 2002.

8.  NET INCOME (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                           PERIOD FROM
                                                          FEBRUARY 29,
                                                             1996 TO            YEAR ENDED           YEAR ENDED
                                                          DECEMBER 29,           DECEMBER 28,        DECEMBER 27,
                                                              1996                  1997                1998
                                                         --------------         --------------       -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Numerator:
            Net income (loss) .....................            $(1,145)            $(1,696)            $   149
            Convertible redeemable preferred
               stock accretion ....................               (504)               (876)               (888)
                                                               -------             -------             -------
            Numerator  for basic net loss per
             share -- loss allocated to
             common stockholders ..................             (1,649)             (2,572)               (739)
            Effect of dilutive securities:
               Convertible redeemable
                 preferred stock accretion ........               --                  --                  --
                                                               -------             -------             -------
            Numerator for diluted net loss
              per share -- loss allocated to common
              stockholders after assumed
              conversions .........................            $(1,649)            $(2,572)            $  (739)
                                                               =======             =======             =======
          Denominator:
            Denominator for basic net loss
            per share -- weighted-average
               shares .............................              2,500               2,500               2,986
          Effect of dilutive securities:
            Employee and director stock
               options ............................               --                  --                  --
            Warrants ..............................               --                  --                  --
            Convertible redeemable
              preferred stock .....................               --                  --                  --
                                                               -------             -------             -------
          Denominator for diluted net loss
          per share -- adjusted for
          weighted average shares and
          assumed conversions .....................              2,500               2,500               2,986
                                                               =======             =======             =======
          Net loss per share:
            Basic .................................            $ (0.66)            $ (1.03)            $ (0.25)
                                                               =======             =======             =======
            Diluted ...............................            $ (0.66)            $ (1.03)            $ (0.25)
                                                               =======             =======             =======

    Warrants to purchase 62,190 shares of common stock and options to purchase 1,135,635 shares of common stock ranging from $2.40 to $12.00 per share were outstanding during the year ended December 27, 1998. Warrants and options outstanding were not included in the computation of diluted net loss per share, because the effect would be antidilutive. The preferred stock convertible to common stock is not included in the computation of diluted net loss per share for the period from February 29, 1996 to December 29, 1996 and the years ended December 28, 1997 and December 27, 1998, because the conversions would be antidilutive.

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2000 and 2019. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company and rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense during the period from January 1, 1996 to February 28, 1996, the period from February 29, 1996 to December 29, 1996 and for the years ended December 28, 1997 and December 27, 1998 was approximately $121,000, $1,176,000, $2,203,000, and $4,110,000,
respectively. Contingent rent included in rent expense during the period from January 1, 1996 to February 28, 1996, the period from February 29, 1996 to December 29, 1996 and for the years ended December 28, 1997 and December 27, 1998 was approximately $76,000, $225,000, $605,000 and $1,135,000, respectively.

    At December 27, 1998, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Future minimum lease payments under operating leases (including restaurants to be opened in 1999) are as follows (in thousands):

             1999........................   $  5,046
             2000........................      6,036
             2001........................      6,245
             2002........................      6,148
             2003........................      6,178
             Thereafter..................     55,246
                                            --------
             Total minimum lease payments   $ 84,899
                                            ========

    The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense are included in the above disclosed amounts.

10. BENEFIT PLAN

    Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan, which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The plan permits participants to contribute to the plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the year ended December 27, 1998, the Company did not make any contributions to the Plan.

11. EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement with its Founder, Mr. Fleming, on January 1, 1996. Pursuant to the terms of the agreement, Mr. Fleming was serving as a director and employee of the Company for a term which expired December 31, 1998. On September 2, 1998, the Company amended the employment agreement to provide for Mr. Fleming's transition from an employee of the Company to a consultant of the Company. Pursuant to the terms of the employment agreement, as amended, the Company shall retain Mr. Fleming as a consultant and shall nominate him as a director each year during the period beginning January 1, 1999 and ending December 31, 2000. Until December 31, 1998, Mr. Fleming is entitled to a base salary and a bonus equal to 50% of such base salary. Beginning January 1, 1999, Mr. Fleming will be compensated for services rendered as a consultant and reimbursed for all actual, out-of-pocket expenses incurred in providing such services to the Company. The agreement prohibits Mr. Fleming from competing with the Company in the area of Chinese and Asian food concepts during the term of the agreement and for two years after the termination thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions "Director Nominees" and "Executive Officers," respectively, contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on May 12, 1999 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

         1. The following Financial Statements of the Company are included in
Part II, Item 8 of this Annual Report on Form 10-K:

            Report of Independent Auditors;

            Consolidated Balance Sheets as of December 27, 1998 and December 28, 1997;

            Consolidated Statements of Operations for the years ended December 27, 1998 and December 28, 1997, the period from February 29, 1996 to December 29, 1996 and the period from January 1, 1996 to February 28, 1996;

            Consolidated Statements of Convertible Redeemable Preferred Stock and Common Stockholders' Equity and Members' Equity (Deficit) for the years ended December 27, 1998, December 28, 1997, the period from February 29, 1996 to December 29, 1996 and the period from January 1, 1996 to February 28, 1996;

            Consolidated Statements of Cash Flows for the years ended December 27, 1998 and December 28, 1997, the period from February 29, 1996 to December 26, 1996 and the period from January 1, 1996 to February 28, 1996;

            Notes to Consolidated Financial Statements.

        2.  Schedule to Financial Statements:

            All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

        3. Index to Exhibits

           Exhibit
            Number        Description Document
            ------        --------------------

        *   3.1     Certificate of Incorporation of the Company.

        *   3.2     By-laws.

        *   4.1     Specimen Common Stock Certificate.

        *   4.2     Amended and Restated Registration Rights Agreement dated
                    May 1, 1997.

        * +10.1 Form of Indemnification Agreement for directors and executive officers.

        * +10.2     1998 Stock Option Plan and forms of agreement thereunder.

        * +10.3 1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

        * +10.4     1996 Stock Option Plan and forms of Agreement thereunder.

        * +10.5     1998 Employee Stock Purchase Plan.

        * +10.6 Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.

        *  10.8     Series B Preferred Stock Purchase Agreement dated
                    May, 1, 1997.

        *  10.9     Amended and Restated Revolving Line of Credit Loan Agreement
                    between the Company and FFCA dated November 20, 1998.

        *  10.10    Office Lease Between the Company and U.S. West Business
                    Resources, Inc., dated February 15, 1997.

        *  21.1     List of Subsidiaries.

           23.1     Consent of Independent Auditors.

           27.1     Financial Data Schedule.

----------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-59749).

+   Management Contract or Compensatory Plan

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                    P.F. CHANG'S CHINA BISTRO, INC.

                                    By:  /s/ Richard Federico
                                      -------------------------------------
                                             Richard Federico
                                             Chief Executive Officer

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                       TITLE                DATE

   /s/ RICHARD L. FEDERICO               Chief Executive          March 24, 1999
   -----------------------               Officer, President
       Richard L. Federico               and Director (Principal
                                         Executive Officer)


   /s/ ROBERT T. VIVIAN                  Chief Financial          March 24, 1999
   --------------------                  Officer and
       Robert T. Vivian                  Secretary (Principal
                                         Financial and
                                         Accounting Officer)

   /s/ PAUL M. FLEMING                   Director                 March 24, 1999
   -----------------------
       Paul M. Fleming

   /s/ J. MICHAEL CHU                    Director                 March 24, 1999
   ----------------------
       J. Michael Chu

   /s/ GERALD R. GALLAGHER               Director                 March 24, 1999
   -----------------------
       Gerald R. Gallagher

   /s/ R. MICHAEL WELBORN                Director                 March 24, 1999
   -----------------------
       R. Michael Welborn

   /s/ JAMES G. SHENNAN, JR.             Director                 March 24, 1999
   -------------------------
       James G. Shennan, Jr.

   /s/ YVES SISTERON                     Director                 March 24, 1999
   -----------------------
       Yves Sisteron

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
-------         -----------
 23.1           Consent of Independent Auditors.

 27.1           Financial Data Schedule