Form 10-Q
period 1999-03-28
P F CHANGS CHINA BISTRO INC
filed 1999-05-06
CIK 1039889

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER:  0-25123

                        P.F. CHANG'S CHINA BISTRO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                   86-0815086
            (STATE OR OTHER JURISDICTION OF                                     (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)

           5090 NORTH 40TH STREET, SUITE #160                                        85018
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)

       Registrant's telephone number, including area code: (602) 957-8986

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of March 28, 1999, there were outstanding 10,201,715 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                     PART I  FINANCIAL INFORMATION

 1.   Financial Statements (Unaudited)............................    3
      Condensed Consolidated Balance Sheets as of March 28, 1999
        and December 27, 1998.....................................    3
      Condensed Consolidated Statements of Income for the Three
        Months Ended March 28, 1999 and March 29, 1998............    4
      Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended March 28, 1999 and March 29, 1998......    5
      Notes to Condensed Consolidated Financial Statements........    6
 2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................    7
 3.   Quantitative and Qualitative Disclosures About Market
        Risk......................................................   14

                       PART II  OTHER INFORMATION

 1.   Legal Proceedings...........................................   15
 2.   Changes in Securities and Use of Proceeds...................   15
 3.   Defaults upon Senior Securities.............................   15
 4.   Submission of Matters to a Vote of Security Holders.........   15
 5.   Other Information...........................................   15
 6.   Exhibits and Reports on Form 8-K............................   15

                         PART I  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        P.F. CHANG'S CHINA BISTRO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              Unaudited
                                                              DECEMBER 27,    MARCH 28,
                                                                  1998           1999
                                                              ------------    ----------
                                                                    (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $18,857        $17,035
  Receivables...............................................      2,792            670
  Inventories...............................................        673            679
  Current portion of notes receivable from related
     parties................................................        225            236
  Prepaids and other current assets.........................        631            747
                                                                -------        -------
Total current assets........................................     23,178         19,367
Construction-in-progress....................................      4,627          5,456
Property and equipment, net.................................     32,246         36,293
Goodwill, net...............................................      7,874          7,787
Notes receivable from related parties, less current
  portion...................................................        545            486
Other assets................................................        717            915
                                                                -------        -------
Total assets................................................    $69,187        $70,304
                                                                =======        =======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 2,938        $ 3,042
  Accrued payroll...........................................      1,943          1,190
  Other accrued expenses....................................      2,798          3,601
  Unearned revenue..........................................        744            587
  Current portion of long-term debt.........................        523            523
                                                                -------        -------
Total current liabilities...................................      8,946          8,943
Long-term debt..............................................      1,829          1,702
Interests of minority members and partners in consolidated
  limited liability companies and partnerships..............        183            145
Common stockholders' equity:
  Common stock, $0.001 par value, 20,000,000 shares
     authorized:
     10,192,769 shares issued and outstanding at December
     27, 1998 and 10,201,715 at March 28, 1999..............         10             10
  Additional paid-in capital................................     63,409         63,463
  Accumulated deficit.......................................     (5,190)        (3,959)
                                                                -------        -------
Total common stockholders' equity...........................     58,229         59,514
                                                                -------        -------
Total liabilities and common stockholders' equity
  (deficit).................................................    $69,187        $70,304
                                                                =======        =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 29,    MARCH 28,
                                                                1998         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $15,728      $30,473
Costs and expenses:
  Restaurant operating costs:
     Cost of sales..........................................     4,394        8,382
     Labor..................................................     4,556        9,111
     Operating..............................................     2,579        5,107
     Occupancy..............................................     1,103        2,116
                                                               -------      -------
          Total restaurant operating costs..................    12,632       24,716
  General and administrative................................     1,348        2,131
  Depreciation and amortization.............................       489          987
  Preopening................................................       432          715
                                                               -------      -------
Income from operations......................................       827        1,924
Interest income (expense)...................................      (210)         218
                                                               -------      -------
Income before elimination of minority members' and partners'
  interests and provision for income taxes..................       617        2,142
Elimination of minority members' and partners' interests....      (156)        (417)
                                                               -------      -------
Income before provision for income taxes....................       461        1,725
Provision for income taxes..................................        (4)        (491)
                                                               -------      -------
Net income..................................................       457      $ 1,234
                                                                            =======
Redeemable preferred stock accretion........................      (240)
                                                               -------
Net income available to common stockholders.................   $   217
                                                               =======
Net income per share:
  Basic.....................................................   $  0.09      $  0.12
                                                               =======      =======
  Diluted...................................................   $  0.07      $  0.11
                                                               =======      =======
Weighted average shares used in computation:
  Basic.....................................................     2,500       10,196
                                                               =======      =======
  Diluted...................................................     6,607       11,145
                                                               =======      =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 29,    MARCH 28,
                                                                1998         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................   $   457      $ 1,234
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       380          878
  Amortization of goodwill..................................       109          109
  Minority members' and partners' interests.................       156          417
  Changes in operating assets and liabilities:
     Receivables............................................       907        2,122
     Inventories............................................       (14)          (6)
     Prepaids and other current assets......................      (133)        (116)
     Other assets...........................................       (47)        (222)
     Accounts payable.......................................       318          104
     Accrued payroll........................................      (772)        (753)
     Other accrued expenses.................................       353          803
     Unearned revenue.......................................       (55)        (157)
                                                               -------      -------
Net cash provided by operating activities...................     1,659        4,413
INVESTING ACTIVITIES:
Capital expenditures........................................    (3,747)      (5,754)
Increase (decrease) in notes receivable from related
  parties...................................................        27           48
                                                               -------      -------
Net cash used in investing activities.......................    (3,720)      (5,706)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of repayments...     2,000           --
Repayments of long-term debt................................      (123)        (127)
Proceeds from stock options exercised.......................        --           54
Proceeds from minority partners' contributions..............        --           64
Distributions to minority members and partners..............      (167)        (520)
                                                               -------      -------
Net cash provided by (used in) financing activities.........     1,710         (529)
                                                               -------      -------
Net decrease in cash and cash equivalents...................      (351)      (1,822)
Cash and cash equivalents at the beginning of the period....     2,739       18,857
                                                               -------      -------
Cash and cash equivalents at the end of the period..........   $ 2,388      $17,035
                                                               =======      =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     P.F. Chang's China Bistro, Inc. (the "Company") owns and operates 25 full service restaurants (as of March 28, 1999) in Arizona, California, Colorado, Texas, Illinois, Massachusetts, Michigan, Nevada, Florida, North Carolina, Louisiana, Alabama, Georgia, Massachusetts and Virginia under the name of "P.F. Chang's China Bistro."

     The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000.

     The balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 27, 1998 included in the Company's Form 10-K.

2.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options under the Company's stock option plans and outstanding warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements may be deemed to include anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs.

OVERVIEW

     P.F. Chang's owns and operates 25 full service restaurants (as of March 28, 1999) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, and 10 in 1998.

     The Company intends to open thirteen new restaurants in 1999 (two of which were open as of March 28, 1999). The 13 units that the Company intends to develop in 1999 will be situated in approximately 8 new markets across the United States. The Company has signed lease agreements for all of the 13 units planned for 1999. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of between $1.5 million and $2.0 million and a total capitalized investment of between $2.5 million and $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly information for the three months ended March 29, 1998 and the three months ended March 28, 1999, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 29,    MARCH 28,
                                                                1998         1999
                                                              ---------    ---------
STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands).....................................   $15,728      $30,473
Costs and expenses:
  Restaurant operating costs:
     Cost of sales..........................................      27.9%        27.5%
     Labor..................................................      29.0         29.9
     Operating..............................................      16.4         16.8
     Occupancy..............................................       7.0          6.9
                                                               -------      -------
          Total restaurant operating costs..................      80.3         81.1
  General and administrative................................       8.6          7.0
  Depreciation and amortization.............................       3.1          3.2
  Preopening expense........................................       2.7          2.3
                                                               -------      -------
Income from operations......................................       5.3          6.4
Interest income (expense), net..............................      (1.4)         0.7
Elimination of minority interests...........................      (1.0)        (1.4)
                                                               -------      -------
Income before provision for income taxes....................       2.9          5.7
Provision for income taxes..................................      (0.0)        (1.6)
                                                               -------      -------
Net income..................................................       2.9%         4.1%
                                                               =======      =======

THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

  Revenues

     The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $14.7 million, or 93.7%, to $30.5 million in the three months ended March 28, 1999 from $15.7 million in the three months ended March 29, 1998. The increase was primarily attributable to revenues of $12.9 million generated by new restaurants opened subsequent to March 29, 1998 and a $1.8 million increase in revenues in the three months ended March 28, 1999 for existing restaurants. Increased customer visits produced comparable restaurant sales gains of 11.0% in the three months ended March 28, 1999. The Company did not implement any meaningful price increases in either period.

  Costs and expenses

     Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.5% in the three months ended March 28, 1999 from 27.9% in the three months ended March 29, 1998. This decrease was primarily the result of cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as the Company's restaurants mature.

     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 29.9% in the three months ended March 28, 1999 from 29.0% in the three months ended March 29, 1998. The increase in labor expenses was primarily due to the fact that the Company opened eight new restaurants during the six months ended March 28, 1999 compared to only four new restaurants during the six months ended March 29, 1998. The Company's experience to date has been that labor costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, the increase in hourly wages mandated by the federal government and the State of California contributed to the increase in labor costs. The increases in labor noted above were partially offset by improvements in the management of hourly staff levels in the Company's more mature restaurants.

     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to 16.8% in the three months ended March 28, 1999 from 16.4% in the three months ended March 29, 1998 primarily due to the fact that the Company opened eight new restaurants during the six months ended March 28, 1999 compared to only four new restaurants during the six months ended March 29, 1998.

     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased nominally as a percentage of revenues to 6.9% in the three months ended March 28, 1999 from 7.0% in the three months ended March 29, 1998.

     General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $2.1 million (7.0% of revenues) in the three months ended March 28, 1999 from $1.3 million (8.6% of revenues) in the three months ended March 29, 1998. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $390,000 of additional compensation and benefits expense as well as additional costs to support a larger restaurant base, including an additional $100,000 in travel and consulting fees. Also, the Company incurred additional costs during the first quarter of 1999, such as printing, accounting, and legal costs, as a result of becoming a public company in December of 1998. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See "Elimination of minority interests" below).

     Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $987,000 in the three months ended March 28, 1999 from $489,000 in the three months ended March 29, 1998. This increase was primarily due to depreciation on new restaurants.

     Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the three months ended March 28, 1999 increased to $715,000 from $432,000 in the three months ended March 29, 1998 due to the greater number of restaurants opened or under development during the 1999 period.

     Interest income (expense), net. Interest income increased to $218,000 in the three months ended March 28, 1999 from an expense of $210,000 in the three months ended March 29, 1998 principally due to the repayment of the Company's revolving line of credit in December of 1998, and the subsequent investment of cash from its initial public offering.

  Elimination of minority interests

     Elimination of minority interests represents the portion of the Company's net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers ("Market Partners"), certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). Elimination of minority interests increased to $417,000 for the three months ended March 28, 1999 from $156,000 for the three months ended March 29, 1998 due primarily to an increase in the operating profit of the Company.

  Provision for income taxes

     The provision for income taxes for the three months ended March 28, 1999 increased to $491,000 from $4,000 for the three months ended March 29, 1999 due primarily to the fact that the Company's taxable income increased substantially from the prior period. The income tax provision for the three months ended March 28, 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company's expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements since its inception through sales of equity securities, debt financing, sale-leaseback arrangements and cash flows from operations. Net cash provided by operating activities was $4.4 million and $1.7 million for the three months ended March 28, 1999 and March 29, 1998, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization and reductions in receivables.

     The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in the three months ended March 28, 1999 and March 29, 1998 was $5.7 million and $3.7 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open thirteen restaurants in 1999 (two of which were open as of March 28, 1999). The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $1.5 million to $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

     Net cash used in financing activities in the three months ended March 28, 1999 was $529,000 compared to net cash provided by financing activities in the three months ended March 29, 1998 of $1.7 million. Financing activities in the first quarter of 1999 consisted primarily of distributions to the Company's partners and repayments of long term debt. Financing activities in the first quarter of 1998 consisted principally of borrowings under the Company's credit facility, which was paid in full at the time of the Company's initial public offering and expired in December 1998.

     The Company's capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current cash reserves will be sufficient to fund its capital requirements through 1999. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. The Company is negotiating to secure a line of credit facility to help fund its development beyond 1999. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

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

  Uncertainties Associated with Expanding Operations

     The Company operates 25 restaurants (as of March 28, 1999), twelve of which have been opened within the last twelve months. The results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

  Governmental Regulation

     The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning safety, fire and other departments relating to the developmental and operation of restaurants. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes.

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

  Minimum Wage

     A number of the Company's employees are subject to various minimum wage requirements. Many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage. The minimum wage in California rose from $5.00 per hour effective March 1, 1997 to $5.75 per hour effective March 1, 1998. There can be no assurance that similar increases will not be implemented in other jurisdictions in which the Company operates or seeks to operate. In addition, the federal minimum wage increased to $5.15 per hour effective September 1, 1997. There can be no assurance that the Company will be able to pass additional increases in labor costs through to its guests in the form of menu price adjustments and accordingly, such minimum wage increases could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

  Changes in Food Costs

     The Company's profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause the Company's food costs to fluctuate. Further, various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a inaterial adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Management believes that the market risk associated with the Company's market risk sensitive instruments as of March 28, 1999 is not material, and therefore, disclosure is not required.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was not involved in any material legal proceedings as of March 28, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company registered and sold 3,922,500 shares of Common Stock, par value $0.001 (the "Shares") on registration statement No. 333-59749 at an aggregate offering price of $47,070,000 (or $12.00 per share), which was declared effective on December 4, 1998 (the "Offering").

     The co-managing underwriters of the Offering were Donaldson, Lufkin & Jenrette, NationsBanc Montgomery Securities LLC, and Dain Rauscher Wessels.

     Through March 28, 1999, the Company incurred the following expenses in connection with the Offering:

Underwriting discounts and commissions......................  $3,294,900
Other expenses (audit, legal, etc.).........................   1,100,000
                                                              ----------
  Total expenses............................................  $4,394,900
                                                              ==========

     The net offering proceeds to the Company after deducting the total expenses above were $42,675,100.

     The Company's use of proceeds through March 28, 1999 conformed to the intended use of proceeds described in the Company's prospectus related to the Offering. The Company's intended use of proceeds as stated in its prospectus was the repayment of all amounts outstanding under its revolving line of credit as well as the development of new restaurants in 1999 and for general corporate purposes. In December 1998, the Company used $25,000,000 of its net proceeds to repay the entire balance outstanding under its revolving line of credit, which has now expired. Additionally, the Company used a portion of the net proceeds through March 1999 for the construction of its two new restaurants opened during the first quarter of 1999 and for the development of its other restaurants currently under construction, as well as for general corporate purposes. The Company intends to use the balance of the proceeds for the development of its additional restaurants to be opened in 1999 and for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
        NUMBER                       DESCRIPTION DOCUMENT
        -------                      --------------------
          *3.1   Certificate of Incorporation of the Company.
          *3.2   By-laws.
          *4.1   Specimen Common Stock Certificate.
          *4.2   Amended and Restated Registration Rights Agreement dated May
                 1, 1997.
          27.1   Financial Data Schedule.

     (b) Report on Form 8-K:

        No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 28, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                          P.F. CHANG'S CHINA BISTRO, INC.

                                          By:     /s/ RICHARD FEDERICO

                                            ------------------------------------
                                                      Richard Federico
                                                  Chief Executive Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----

              /s/ RICHARD L. FEDERICO                Chief Executive Officer, President    May 5, 1999
---------------------------------------------------    and Director (Principal
                Richard L. Federico                    Executive Officer)

               /s/ ROBERT T. VIVIAN                  Chief Financial Officer and           May 5, 1999
---------------------------------------------------    Secretary (Principal Financial
                 Robert T. Vivian                      and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION DOCUMENT
-------                      --------------------
  *3.1   Certificate of Incorporation of the Company.
  *3.2   By-laws.
  *4.1   Specimen Common Stock Certificate.
  *4.2   Amended and Restated Registration Rights Agreement dated May
         1, 1997.
  27.1   Financial Data Schedule.

---------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-59749).