Form 10-Q
period 1999-06-27
P F CHANGS CHINA BISTRO INC
filed 1999-08-06
CIK 1039889

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

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

     As of June 27, 1999, there were outstanding 10,201,890 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                     PART I  FINANCIAL INFORMATION

 1.   Financial Statements (Unaudited)............................    3
      Condensed Consolidated Balance Sheets as of June 27, 1999
        and December 27, 1998.....................................    3
      Condensed Consolidated Statements of Income for the Three
        Months Ended June 27, 1999 and June 28, 1998 and for the
        six months ended June 27, 1999 and June 28, 1998..........    4
      Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 27, 1999 and June 28, 1998..............    5
      Notes to Condensed Consolidated Financial Statements........    6
 2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................    7
 3.   Quantitative and Qualitative Disclosures About Market
        Risk......................................................   15

                       PART II  OTHER INFORMATION

 1.   Legal Proceedings...........................................   16
 2.   Changes in Securities and Use of Proceeds...................   16
 3.   Defaults upon Senior Securities.............................   16
 4.   Submission of Matters to a Vote of Security Holders.........   16
 5.   Other Information...........................................   16
 6.   Exhibits and Reports on Form 8-K............................   17

                         PART I  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        P.F. CHANG'S CHINA BISTRO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 NOTE 1       UNAUDITED
                                                              DECEMBER 27,    JUNE 27,
                                                                  1998          1999
                                                              ------------    ---------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $18,857        $11,359
  Receivables...............................................      2,792          1,290
  Inventories...............................................        673            824
  Current portion of notes receivable from related
     parties................................................        225            333
  Prepaids and other current assets.........................        631            826
                                                                -------        -------
Total current assets........................................     23,178         14,632
Construction-in-progress....................................      4,627         10,753
Property and equipment, net.................................     32,246         38,352
Goodwill, net...............................................      7,874          7,654
Notes receivable from related parties, less current
  portion...................................................        545            276
Other assets................................................        717          1,214
                                                                -------        -------
Total assets................................................    $69,187        $72,881
                                                                =======        =======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 2,938        $ 3,441
  Accrued payroll...........................................      1,943          2,267
  Other accrued expenses....................................      2,798          3,878
  Unearned revenue..........................................        744            631
  Current portion of long-term debt.........................        523            453
                                                                -------        -------
Total current liabilities...................................      8,946         10,670
Long-term debt..............................................      1,829          1,643
Interests of minority members and partners in consolidated
  limited liability companies and partnerships..............        183             28
Common stockholders' equity:
  Common stock, $0.001 par value, 20,000,000 shares
     authorized:
     10,192,769 shares issued and outstanding at December
     27, 1998 and 10,201,890 at June 27, 1999...............         10             10
  Additional paid-in capital................................     63,409         63,450
  Accumulated deficit.......................................     (5,190)        (2,920)
                                                                -------        -------
Total common stockholders' equity...........................     58,229         60,540
                                                                -------        -------
Total liabilities and common stockholders' equity
  (deficit).................................................    $69,187        $72,881
                                                                =======        =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 28,    JUNE 27,    JUNE 28,    JUNE 27,
                                                        1998        1999        1998        1999
                                                      --------    --------    --------    --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................................  $17,209     $32,956      32,937      63,429
Costs and expenses:
  Restaurant operating costs:
     Cost of sales..................................    4,705       9,101       9,099      17,483
     Labor..........................................    4,844       9,824       9,400      18,935
     Operating......................................    2,861       5,674       5,440      10,781
     Occupancy......................................    1,254       2,212       2,357       4,328
                                                      -------     -------     -------     -------
          Total restaurant operating costs..........   13,664      26,811      26,296      51,527
  General and administrative........................    1,405       2,017       2,753       4,148
  Depreciation and amortization.....................      524       1,098       1,013       2,085
  Preopening........................................      785       1,311       1,217       2,026
                                                      -------     -------     -------     -------
Income from operations..............................      831       1,719       1,658       3,643
Interest income (expense)...........................     (245)        131        (455)        349
                                                      -------     -------     -------     -------
Income before elimination of minority members' and
  partners' interests and provision for income
  taxes.............................................      586       1,850       1,203       3,992
Elimination of minority members' and partners'
  interests.........................................     (189)       (399)       (345)       (816)
                                                      -------     -------     -------     -------
Income before provision for income taxes............      397       1,451         858       3,176
Provision for income taxes..........................       (7)       (415)        (11)       (906)
                                                      -------     -------     -------     -------
Net income..........................................      390     $ 1,036         847     $ 2,270
                                                                  =======                 =======
Redeemable preferred stock accretion................     (240)                   (477)
                                                      -------                 -------
Net income available to common stockholders.........  $   150                     370
                                                      =======                 =======
Net income per share:
  Basic.............................................  $  0.06     $  0.10     $  0.15     $  0.22
                                                      =======     =======     =======     =======
  Diluted...........................................  $  0.06     $  0.09     $  0.13     $  0.20
                                                      =======     =======     =======     =======
Weighted average shares used in computation:
  Basic.............................................    2,500      10,201       2,500      10,198
                                                      =======     =======     =======     =======
  Diluted...........................................    6,686      11,162       6,655      11,153
                                                      =======     =======     =======     =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 28,    JUNE 27,
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $   847     $ 2,270
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      795       1,868
  Amortization of goodwill..................................      218         217
  Minority members' and partners' interests.................      345         816
  Changes in operating assets and liabilities:
     Receivables............................................    1,237       1,502
     Inventories............................................        1        (151)
     Prepaids and other current assets......................     (349)       (195)
     Other assets...........................................      (94)       (497)
     Accounts payable.......................................    1,131         503
     Accrued payroll........................................       52         324
     Other accrued expenses.................................      482       1,080
     Unearned revenue.......................................      (36)       (113)
                                                              -------     -------
Net cash provided by operating activities...................    4,629       7,624
INVESTING ACTIVITIES:
Capital expenditures........................................   (8,557)    (14,100)
Increase (decrease) in notes receivable from related
  parties...................................................       36         161
                                                              -------     -------
Net cash used in investing activities.......................   (8,521)    (13,939)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of repayments...    3,500          --
Repayments of long-term debt................................     (272)       (256)
Proceeds from stock options exercised.......................       --          41
Proceeds from minority partners' contributions..............       92         187
Distributions to minority members and partners..............     (365)     (1,155)
                                                              -------     -------
Net cash provided by (used in) financing activities.........    2,955      (1,183)
                                                              -------     -------
Net decrease in cash and cash equivalents...................     (937)     (7,498)
Cash and cash equivalents at the beginning of the period....    2,739      18,857
                                                              -------     -------
Cash and cash equivalents at the end of the period..........  $ 1,802     $11,359
                                                              =======     =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     P.F. Chang's China Bistro, Inc. (the "Company") owns and operates 28 full service restaurants (as of June 27, 1999) in Arizona, California, Colorado, Texas, Illinois, New York, Michigan, Nevada, Florida, North Carolina, Louisiana, Alabama, Georgia, Massachusetts and Virginia under the name of "P.F. Chang's China Bistro."

     The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000.

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

3.  CREDIT FACILITY

     The Company has obtained a commitment from a financial institution for a $15 million credit facility. The credit facility will be used to help fund the Company's development beyond 1999.

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

OVERVIEW

     P.F. Chang's owns and operates 28 full service restaurants (as of June 27, 1999) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, and 10 in 1998.

     The Company intends to open 14 new restaurants in 1999 (five of which were open as of June 27, 1999). The 14 units that the Company intends to develop in 1999 will be situated in approximately 9 new markets across the United States. The Company has signed lease agreements for all of the 14 units planned for 1999. Additionally, the Company has signed lease agreements or letters of intent for all units expected to open in 2000. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of between $1.5 million and $2.0 million and a total capitalized investment of between $2.5 million and $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly information for the three months ended June 28, 1998 and June 27, 1999, and the six months ended June 28, 1998 and June 27, 1999, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      --------------------    --------------------
                                                      JUNE 28,    JUNE 27,    JUNE 28,    JUNE 27,
                                                        1998        1999        1998        1999
                                                      --------    --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands).............................  $17,209     $32,956     $32,937     $63,429
Costs and expenses:
  Restaurant operating costs:
     Cost of sales..................................     27.4%       27.6%       27.6%       27.6%
     Labor..........................................     28.1        29.8        28.5        29.9
     Operating......................................     16.6        17.2        16.5        17.0
     Occupancy......................................      7.3         6.8         7.2         6.8
                                                      -------     -------     -------     -------
          Total restaurant operating costs..........     79.4        81.4        79.8        81.3
  General and administrative........................      8.2         6.1         8.4         6.5
  Depreciation and amortization.....................      3.0         3.3         3.1         3.3
  Preopening expense................................      4.6         4.0         3.7         3.2
                                                      -------     -------     -------     -------
Income from operations..............................      4.8         5.2         5.0         5.7
Interest income (expense), net......................     (1.4)        0.4        (1.4)        0.6
Elimination of minority interests...................     (1.1)       (1.2)       (1.0)       (1.3)
                                                      -------     -------     -------     -------
Income before provision for income taxes............      2.3         4.4         2.6         5.0
Provision for income taxes..........................     (0.0)       (1.3)       (0.0)       (1.4)
                                                      -------     -------     -------     -------
Net income..........................................      2.3%        3.1%        2.6%        3.6%
                                                      =======     =======     =======     =======

  Revenues

     The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $15.8 million, or 91.5%, to $33.0 million in the three months ended June 27, 1999 from $17.2 million in the three months ended June 28, 1998. Revenues increased by $30.5 million, or 92.6%, to $63.4 million in the six months ended June 27, 1999 from $32.9 million in the six months ended June 28, 1998. The increase in second quarter 1999 revenues compared to second quarter 1998 revenues was primarily attributable to revenues of $13.5 million generated by new restaurants opened subsequent to June 28, 1998 and a $2.3 million increase in revenues in the three months ended June 27, 1999 for existing restaurants. The increase in year-to-date revenues for the six months ended June 27, 1999 compared to the six months ended June 28, 1998 was primarily attributable to revenues of $24.9 million generated by new restaurants opened subsequent to June 28, 1998 and a $5.6 million increase in revenues in the six months ended June 27, 1999 for existing restaurants. Increased customer visits produced comparable restaurant sales gains of 12.3% in the three months ended June 27, 1999 and 11.7% in the six months ended June 27, 1999. The Company did not implement any meaningful price increases in either period.

  Costs and expenses

     Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales increased as a percentage of revenues to 27.6% in the three months ended June 27, 1999 from 27.4% in the three months ended June 28, 1998. Cost of sales remained unchanged at 27.6% for the six months ended June 27, 1999 as compared to the six months ended June 28, 1998. The increase in second quarter 1999 cost of sales compared to second quarter 1998 cost of sales was primarily the result of new store openings partially offset by cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as the Company's restaurants mature.

     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 29.8% in the three months ended June 27, 1999 from 28.1% in the three months ended June 28, 1998. Labor expenses increased to 29.9% in the six months ended June 27, 1999 from 28.5% in the six months ended June 28, 1998. The increase in labor expenses for both periods was primarily due to the fact that the Company opened five new restaurants in the first half of 1999 compared to only one new restaurant in the first half of 1998. The Company's experience to date has been that labor costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, as a result of tightening labor markets around the country, the Company has experienced an increase in its labor costs across the system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs on a year-over-year basis for the remainder of 1999.

     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to 17.2% in the three months ended June 27, 1999 from 16.6% in the three months ended June 28, 1998. Operating expenses increased to 17.0% in the six months ended June 27, 1999 from 16.5% in the six months ended June 28, 1998. The increase for both periods was primarily due to the fact that the Company opened five new restaurants during the first half of 1999 compared to only one new restaurant in the first half of 1998.

     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased as a percentage of revenues to 6.8% in the three months ended June 27, 1999 from 7.3% in the three months ended June 28, 1998. Occupancy expenses decreased to 6.8% for the six months ended June 27, 1999 from 7.2% in the six months ended June 28, 1998. The decrease in occupancy for both periods was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

     General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $2.0 million (6.1% of revenues) in the three months ended June 27, 1999 from $1.4 million (8.2% of revenues) in the three months ended June 28, 1998. General and administrative expenses increased to $4.1 million (6.5% of revenues) in the six months ended June 27, 1999 from $2.8 million (8.4% of revenues) in the six months ended June 28, 1998. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $300,000 and $700,000 of additional compensation and benefits expense for the three months ended June 27, 1999 and the six months ended June 27, 1999 respectively, as well as additional costs to support a larger restaurant base, including travel and consulting fees. Also, the Company incurred additional costs during the first half of 1999, such as printing, accounting, and legal costs, as a result of becoming a public company in December of 1998. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See "Elimination of minority interests" below).

     Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $1.1 million in the three months ended June 27, 1999 from $524,000 in the three months ended June 28, 1998. Depreciation and amortization increased to $2.1 million for the six months ended June 27, 1999 from $1.0 million for the six months ended June 28, 1998. The increase for both periods was primarily due to depreciation on new restaurants.

     Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the three months ended June 27, 1999 increased to $1.3 million from $785,000 in the three months ended June 28, 1998 and increased to $2.0 million for the six months ended June 27, 1999 from $1.2 million for the six months ended June 28, 1998 due to the greater number of restaurants opened or under development during the 1999 period than the 1998 period.

     Interest income (expense), net. Interest income increased to $131,000 in the three months ended June 27, 1999 from an expense of $245,000 in the three months ended June 28, 1998. Interest income increased to $349,000 in the six months ended June 27, 1999 from an expense of $455,000 in the six months ended June 28, 1998. The increase in both periods was principally due to the repayment of the Company's revolving line of credit in December of 1998, and the subsequent investment of cash from its initial public offering.

  Elimination of minority interests

     Elimination of minority interests represents the portion of the Company's net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers ("Market Partners"), certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). Elimination of minority interests increased to $399,000 for the three months ended June 27, 1999 from $189,000 for the three months ended June 28, 1998 and it increased to $816,000 in the six months ended June 27, 1999 from $345,000 in the six months ended June 28, 1998 due primarily to an increase in the operating profit of the restaurants.

  Provision for income taxes

     The provision for income taxes for the three months ended June 27, 1999 increased to $415,000 from $7,000 for the three months ended June 28, 1998 and to $906,000 for the six months ended June 27, 1999 from $11,000 for the six months ended June 28, 1998 due primarily to the fact that the Company's taxable income increased substantially from the prior period. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company's expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements since its inception through sales of equity securities, debt financing, sale-leaseback arrangements and cash flows from operations. Net cash provided by operating activities was $7.6 million and $4.6 million for the six months ended June 27, 1999 and June 28, 1998, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization and reductions in receivables.

     The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in the six months ended June 27, 1999 and June 28, 1998 was $13.9 million and $8.5 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open 14 restaurants in 1999 (five of which were open as of June 27, 1999). The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $1.5 million to $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

     Net cash used in financing activities in the six months ended June 27, 1999 was $1.2 million compared to net cash provided by financing activities in the six months ended June 28, 1998 of $3.0 million. Financing activities in the first half of 1999 consisted primarily of distributions to the Company's partners and repayments of long-term debt. Financing activities in the first quarter of 1998 consisted principally of borrowings under the Company's credit facility, which was paid in full at the time of the Company's initial public offering and expired in December 1998.

     The Company's capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current cash reserves will be sufficient to fund its capital requirements through 1999. The Company has obtained a commitment for a $15 million credit facility to help fund its development beyond 1999. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

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

  Uncertainties Associated with Expanding Operations

     The Company operates 28 restaurants (as of June 27, 1999), 14 of which have been opened within the last twelve months. The results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

  Purchasing

     The Company's purchasing programs provide its restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications as well as purchasing and receiving guidelines ensure freshness and quality. Because the Company utilizes only fresh ingredients in all of its menu offerings, inventory is maintained at a modest level. The Company negotiates short-term and long-term contracts depending on demand for its products. These contracts range in duration from two to twelve months. With the exception of produce, which is purchased locally, the Company utilizes Distributors Marketing Alliance as the primary distributor of product to all of its restaurants. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. The Company believes that competitively priced alternative distribution sources are available should such channels be necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. The Company has developed an extensive network of importers in order to maintain an adequate supply of items that conform to the Company's brand and product specifications.

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

  Changes in Food Costs

     The Company's profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause the Company's food costs to fluctuate. Further, various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

  Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has reviewed both its information technology and its non-information technology systems to determine whether they are year 2000 compliant, and the Company has not identified any material systems which are not year 2000 compliant. The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. The Company has received written assurances of year 2000 compliance from a majority of the third parties with whom it has relationships, including its POS, payroll and credit card service providers. Unless public suppliers of water, electricity and natural gas are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), the Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. Further, the Company believes that it will not be required to make any material expenditures to address the year 2000 problem. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Management believes that the market risk associated with the Company's market risk sensitive instruments as of June 27, 1999 is not material, and therefore, disclosure is not required.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was not involved in any material legal proceedings as of June 27, 1999.

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

     The co-managing underwriters of the Offering were Donaldson, Lufkin & Jenrette, NationsBanc Montgomery Securities LLC, and Dain Rauscher Wessels.

     Through June 27, 1999, the Company incurred the following expenses in connection with the Offering:

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

     The Company's use of proceeds through June 27, 1999 conformed to the intended use of proceeds described in the Company's prospectus related to the Offering. The Company's intended use of proceeds as stated in its prospectus was the repayment of all amounts outstanding under its revolving line of credit as well as the development of new restaurants in 1999 and for general corporate purposes. Since December 1998, the Company has used $25,000,000 of its net proceeds to repay the entire balance outstanding under its revolving line of credit, which has now expired. Additionally, the Company used approximately $15 million of the net proceeds through June 27, 1999 for the construction of its new restaurants and the balance was used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 12, 1999. The election of seven directors was presented for stockholder approval. The results are listed below:

                                                                         TOTAL
                                                             TOTAL       VOTES
                                                           VOTES FOR    AGAINST
                                                           ---------    -------
Richard L. Federico....................................    7,811,307     4,205
Paul M. Fleming........................................    7,811,307     4,205
J. Michael Chu.........................................    7,811,837     3,675
Gerald R. Gallagher....................................    7,811,687     3,825
R. Michael Welborn.....................................    7,811,157     4,355
James G. Shennan, Jr...................................    7,811,687     3,825
Yves Sisteron..........................................    7,811,307     4,205

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

     (b) Report on Form 8-K:

        No reports on Form 8-K have been filed by the Company during the six months ended June 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 1999.

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

                     SIGNATURE                                    TITLE                       DATE
                     ---------                                    -----                       ----

              /s/ RICHARD L. FEDERICO                Chief Executive Officer,            August 6, 1999
---------------------------------------------------    President and Director
                Richard L. Federico                    (Principal Executive Officer)

               /s/ ROBERT T. VIVIAN                  Chief Financial Officer and         August 6, 1999
---------------------------------------------------    Secretary (Principal Financial
                 Robert T. Vivian                      and Accounting Officer)

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