Form 10-Q
period 1999-09-26
P F CHANGS CHINA BISTRO INC
filed 1999-11-10
CIK 1039889

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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

     As of September 26, 1999, there were outstanding 10,245,424 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                     PART I  FINANCIAL INFORMATION
 1.   Financial Statements (Unaudited)............................    3
      Condensed Consolidated Balance Sheets as of September 26,
        1999 and December 27, 1998................................    3
      Condensed Consolidated Statements of Income for the Three
        Months Ended September 26, 1999 and September 27, 1998 and
        for the nine months ended September 26, 1999 and September
        27, 1998..................................................    4
      Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 26, 1999 and September 27, 1998....    5
      Notes to Condensed Consolidated Financial Statements........    6
 2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................    7
 3.   Quantitative and Qualitative Disclosures About Market
        Risk......................................................   15

                       PART II  OTHER INFORMATION

 1.   Legal Proceedings...........................................   16
 2.   Changes in Securities and Use of Proceeds...................   16
 3.   Defaults upon Senior Securities.............................   16
 4.   Submission of Matters to a Vote of Security Holders.........   16
 5.   Other Information...........................................   16
 6.   Exhibits and Reports on Form 8-K............................   16

                         PART I  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                        P.F. CHANG'S CHINA BISTRO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 NOTE 1         UNAUDITED
                                                              DECEMBER 27,    SEPTEMBER 26,
                                                                  1998            1999
                                                              ------------    -------------
                                                                     (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $18,857          $ 4,380
  Receivables...............................................      2,792            1,311
  Inventories...............................................        673              914
  Current portion of notes receivable from related
     parties................................................        225              245
  Prepaids and other current assets.........................        631              987
                                                                -------          -------
Total current assets........................................     23,178            7,837
Construction-in-progress....................................      4,627            3,207
Property and equipment, net.................................     32,246           53,515
Goodwill, net...............................................      7,874            7,560
Notes receivable from related parties, less current
  portion...................................................        545              288
Other assets................................................        717            1,348
                                                                -------          -------
Total assets................................................    $69,187          $73,755
                                                                =======          =======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 2,938          $ 2,277
  Accrued payroll...........................................      1,943            1,776
  Other accrued expenses....................................      2,798            3,536
  Income tax liability......................................         --            1,122
  Unearned revenue..........................................        744              681
  Current portion of long-term debt.........................        523              368
                                                                -------          -------
Total current liabilities...................................      8,946            9,760
Long-term debt..............................................      1,829            1,596
Interests of minority members and partners in consolidated
  limited liability companies and partnerships..............        183               91
Common stockholders' equity:
  Common stock, $0.001 par value, 20,000,000 shares
     authorized:
     10,192,769 shares issued and outstanding at December
     27, 1998 and 10,245,424 at September 26, 1999..........         10               10
  Additional paid-in capital................................     63,409           63,866
  Accumulated deficit.......................................     (5,190)          (1,568)
                                                                -------          -------
Total common stockholders' equity...........................     58,229           62,308
                                                                -------          -------
Total liabilities and common stockholders' equity
  (deficit).................................................    $69,187          $73,755
                                                                =======          =======

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,
                                                1998            1999            1998            1999
                                            -------------   -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................     $20,239         $40,961         $53,176        $104,390
Costs and expenses:
  Restaurant operating costs:
     Cost of sales........................       5,653          11,405          14,752          28,888
     Labor................................       5,821          12,268          15,221          31,203
     Operating............................       3,457           7,030           8,897          17,811
     Occupancy............................       1,420           2,588           3,777           6,916
                                               -------         -------         -------        --------
          Total restaurant operating
            costs.........................      16,351          33,291          42,647          84,818
  General and administrative..............       1,574           2,452           4,327           6,600
  Depreciation and amortization...........         583           1,327           1,596           3,412
  Preopening..............................       1,191           1,313           2,408           3,340
                                               -------         -------         -------        --------
Income from operations....................         540           2,578           2,198           6,220
Interest income (expense).................        (305)             40            (760)            390
                                               -------         -------         -------        --------
Income before elimination of minority
  members' and partners' interests and
  provision for income taxes..............         235           2,618           1,438           6,610
Elimination of minority members' and
  partners' interests.....................        (198)           (671)           (543)         (1,487)
                                               -------         -------         -------        --------
Income before provision for income
  taxes...................................          37           1,947             895           5,123
Provision for income taxes................          --            (595)            (11)         (1,501)
                                               -------         -------         -------        --------
Net income................................          37         $ 1,352             884        $  3,622
                                                               =======                        ========
Redeemable preferred stock accretion......        (238)                           (718)
                                               -------                         -------
Net income available to common
  stockholders............................     $  (201)                            166
                                               =======                         =======
Net income per share:
  Basic...................................     $ (0.08)        $  0.13         $  0.07        $   0.35
                                               =======         =======         =======        ========
  Diluted.................................     $ (0.08)        $  0.12         $  0.05        $   0.32
                                               =======         =======         =======        ========
Weighted average shares used in
  computation:
  Basic...................................       2,500          10,223           2,500          10,207
                                               =======         =======         =======        ========
  Diluted.................................       2,500          11,149           3,206          11,152
                                               =======         =======         =======        ========

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 27,    SEPTEMBER 26,
                                                                  1998             1999
                                                              -------------    -------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    884         $  3,622
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................       1,269            3,086
  Amortization of goodwill..................................         327              326
  Minority members' and partners' interests.................         543            1,487
  Changes in operating assets and liabilities:
     Receivables............................................       1,637            1,481
     Inventories............................................         (68)            (241)
     Prepaids and other current assets......................          64             (356)
     Other assets...........................................        (270)            (643)
     Accounts payable.......................................        (560)            (661)
     Accrued payroll........................................        (149)            (167)
     Other accrued expenses.................................         980              738
     Income Tax Liability...................................          --            1,122
     Unearned revenue.......................................         (31)             (63)
                                                                --------         --------
Net cash provided by operating activities...................       4,626            9,731
INVESTING ACTIVITIES:
Capital expenditures........................................     (15,538)         (22,935)
Increase (decrease) in notes receivable from related
  parties...................................................          (9)             237
Payment for members' interests..............................        (227)              --
                                                                --------         --------
Net cash used in investing activities.......................     (15,774)         (22,698)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of repayments...      12,500               --
Repayments of long-term debt................................        (397)            (388)
Proceeds from stock options exercised and employee stock
  purchases.................................................          --              457
Proceeds from minority partners' contributions..............         289              311
Distributions to minority members and partners..............        (799)          (1,890)
                                                                --------         --------
Net cash provided by (used in) financing activities.........      11,593           (1,510)
                                                                --------         --------
Net increase (decrease) in cash and cash equivalents........         445          (14,477)
Cash and cash equivalents at the beginning of the period....       2,739           18,857
                                                                --------         --------
Cash and cash equivalents at the end of the period..........    $  3,184         $  4,380
                                                                ========         ========

      See accompanying notes to unaudited condensed financial statements.

                        P.F. CHANG'S CHINA BISTRO, INC.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     P.F. Chang's China Bistro, Inc. (the "Company") owns and operates 34 full service restaurants (as of September 26, 1999) in Arizona, California, Colorado, Utah, Texas, Illinois, New York, Michigan, Nevada, Florida, North Carolina, Louisiana, Alabama, Georgia, Massachusetts, Ohio and Virginia under the name of "P.F. Chang's China Bistro."

     The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine month period ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

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

OVERVIEW

     P.F. Chang's owns and operates 34 full service restaurants (as of September 26, 1999) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, and 10 in 1998.

     The Company intends to open three new restaurants for the remainder of 1999 (eleven new restaurants were opened during the first nine months of 1999) and another thirteen to fifteen new restaurants in 2000. The units that the Company intends to develop in the remainder of 1999 and 2000 will be situated in approximately 9 new markets across the United States. The Company has signed lease agreements for all of the remaining units planned for 1999. Additionally, the Company has signed lease agreements or letters of intent for all units expected to open in 2000. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of between $1.5 million and $2.0 million and a total capitalized investment of between $2.5 million and $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly information for the three months ended September 27, 1998 and September 26, 1999, and the nine months ended September 27, 1998 and September 26, 1999, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 27,    SEPTEMBER 26,    SEPTEMBER 27,    SEPTEMBER 26,
                                             1998             1999             1998             1999
                                         -------------    -------------    -------------    -------------
STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands)................     $20,239          $40,961          $53,176         $104,390
Costs and expenses:
  Restaurant operating costs:
     Cost of sales.....................        27.9%            27.8%            27.8%            27.7%
     Labor.............................        28.8             30.0             28.6             29.9
     Operating.........................        17.1             17.2             16.7             17.1
     Occupancy.........................         7.0              6.3              7.1              6.6
                                            -------          -------          -------         --------
          Total restaurant operating
            costs......................        80.8             81.3             80.2             81.3
  General and administrative...........         7.7              6.0              8.1              6.3
  Depreciation and amortization........         2.9              3.2              3.0              3.3
  Preopening expense...................         5.9              3.2              4.5              3.2
                                            -------          -------          -------         --------
Income from operations.................         2.7              6.3              4.2              5.9
Interest income (expense), net.........        (1.5)             0.1             (1.4)             0.4
Elimination of minority interests......        (1.0)            (1.6)            (1.0)            (1.4)
                                            -------          -------          -------         --------
Income before provision for income
  taxes................................         0.2              4.8              1.8              4.9
Provision for income taxes.............        (0.0)            (1.5)            (0.0)            (1.4)
                                            -------          -------          -------         --------
Net income.............................         0.2%             3.3%             1.8%             3.5%
                                            =======          =======          =======         ========

  Revenues

     The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $20.8 million, or 102.4%, to $41.0 million in the three months ended September 26, 1999 from $20.2 million in the three months ended September 27, 1998. Revenues increased by $51.3 million, or 96.3%, to $104.4 million in the nine months ended September 26, 1999 from $53.1 million in the nine months ended September 27, 1998. The increase in third quarter 1999 revenues compared to third quarter 1998 revenues was primarily attributable to revenues of 16.7 million generated by new restaurants opened subsequent to September 27, 1998 and a 4.1 million increase in revenues in the three months ended September 26, 1999 for existing restaurants. The increase in year-to-date revenues for the nine months ended September 26, 1999 compared to the nine months ended September 27, 1998 was primarily attributable to revenues of 33.3 million generated by new restaurants opened subsequent to September 27, 1998 and a 18.0 million increase in revenues in the nine months ended September 26, 1999 for existing restaurants. Increased customer visits produced comparable restaurant sales gains of 12.2% in the three months ended September 26, 1999 and 11.9% in the nine months ended September 26, 1999. The Company did not implement any meaningful price increases in either period.

  Costs and expenses

     Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased nominally as a percentage of revenues to 27.8% in the three months ended September 26, 1999 from 27.9% in the three months ended September 27, 1998. Cost of sales decreased nominally to 27.7% for the nine months ended September 26, 1999 from 27.8% in the nine months ended September 27, 1998.

     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 30.0% in the three months ended September 26, 1999 from 28.8% in the three months ended September 27, 1998. Labor expenses increased to 29.9% in the nine months ended September 26, 1999 from 28.6% in the nine months ended September 27, 1998. The increase in labor expenses for both periods was primarily due to the fact that the Company opened eleven new restaurants in the first nine months of 1999 compared to only four new restaurants in the first nine months of 1998. The Company's experience to date has been that labor costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, as a result of tightening labor markets around the country, the Company has experienced an increase in its labor costs across the system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs on a year-over-year basis for the remainder of 1999.

     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to 17.2% in the three months ended September 27, 1999 from 17.1% in the three months ended September 27, 1998. Operating expenses increased to 17.1% in the nine months ended September 26, 1999 from 16.7% in the nine months ended September 27, 1998. The increase for both periods was primarily due to the fact that the Company opened eleven new restaurants during the first nine months of 1999 compared to only four new restaurants in the first nine months of 1998.

     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased as a percentage of revenues to 6.3% in the three months ended September 26, 1999 from 7.0% in the three months ended September 27, 1998. Occupancy expenses decreased to 6.6% for the nine months ended September 26, 1999 from 7.1% in the nine months ended September 27, 1998. The decrease in occupancy for both periods was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

     General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $2.5 million (6.0% of revenues) in the three months ended September 26, 1999 from $1.6 million (7.7% of revenues) in the three months ended September 27, 1998. General and administrative expenses increased to $6.6 million (6.3% of revenues) in the nine months ended September 26, 1999 from $4.3 million (8.1% of revenues) in the nine months ended September 27, 1998. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $460,000 and $1.1 million of additional compensation and benefits expense for the three months ended September 26, 1999 and the nine months ended September 26, 1999 respectively, as well as additional costs to support a larger restaurant base, including travel and consulting fees. Also, the Company incurred additional costs during the first nine months of 1999, such as printing, accounting, and legal costs, as a result of becoming a public company in December of 1998. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See "Elimination of minority interests" below).

     Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $1.3 million in the three months ended September 26, 1999 from $583,000 in the three months ended September 27, 1998. Depreciation and amortization increased to $3.4 million for the nine months ended September 26, 1999 from $1.6 million for the nine months ended September 27, 1998. The increase for both periods was primarily due to depreciation on fixed assets purchased for new restaurants.

     Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the three months ended September 26, 1999 increased to $1.3 million from $1.2 million in the three months ended September 27, 1998 and increased to $3.3 million for the nine months ended September 26, 1999 from $2.4 million for the nine months ended September 27, 1998 due to the greater number of restaurants opened or under development during the 1999 period than the 1998 period.

     Interest income (expense), net. Interest income increased to $40,000 in the three months ended September 26, 1999 from an expense of $305,000 in the three months ended September 27, 1998. Interest income increased to $390,000 in the nine months ended September 26, 1999 from an expense of $760,000 in the nine months ended September 27, 1998. The increase in both periods was principally due to the repayment of the Company's revolving line of credit in December of 1998, and the subsequent investment of cash from its initial public offering.

  Elimination of minority interests

     Elimination of minority interests represents the portion of the Company's net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers ("Market Partners"), certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). Elimination of minority interests increased to $671,000 for the three months ended September 26, 1999 from $198,000 for the three months ended September 27, 1998 and it increased to $1.5 million in the nine months ended September 26, 1999 from $543,000 in the nine months ended September 27, 1998 due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for income taxes

     The provision for income taxes for the three months ended September 26, 1999 was $595,000. There was no provision for income taxes for the three months ended September 27, 1998. Tax expense increased to $1.5 million for the nine months ended September 26, 1999 from $11,000 for the nine months ended September 27, 1998 due primarily to the fact that the Company's taxable income increased substantially from the prior period. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company's expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its capital requirements since its inception through sales of equity securities, debt financing, sale-leaseback arrangements and cash flows from operations. Net cash provided by operating activities was $9.7 million and $4.6 million for the nine months ended September 26, 1999 and September 27, 1998, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization and reductions in receivables.

     The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in the nine months ended September 26, 1999 and September 27, 1998 was $22.7 million and $15.8 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open three new restaurants for the remainder of 1999 (eleven new restaurants were opened during the first nine months of 1999) and another thirteen to fifteen new restaurants in 2000. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $1.5 million to $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

     Net cash used in financing activities in the nine months ended September 26, 1999 was $1.5 million compared to net cash provided by financing activities in the nine months ended September 27, 1998 of $11.6 million. Financing activities in the first nine months of 1999 consisted primarily of distributions to the Company's partners and repayments of long-term debt. Financing activities in the first nine months of 1998 consisted principally of borrowings under the Company's credit facility, which was paid in full at the time of the Company's initial public offering and expired in December 1998.

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

  Uncertainties Associated with Expanding Operations

     The Company operates 34 restaurants (as of September 26, 1999), 17 of which have been opened within the last twelve months. The results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

  Governmental Regulation

     The Company's restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Management believes that the market risk associated with the Company's market risk sensitive instruments as of September 26, 1999 is not material, and therefore, disclosure is not required.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was not involved in any material legal proceedings as of September 26, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
        NUMBER         DESCRIPTION DOCUMENT
        -------        --------------------
         27.1        Financial Data Schedule.

     (b) Report on Form 8-K:

        No reports on Form 8-K have been filed by the Company during the nine months ended September 26, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 1999.

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

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

              /s/ RICHARD L. FEDERICO                Chief Executive Officer,          November 9, 1999
---------------------------------------------------    President and Director
                Richard L. Federico                    (Principal Executive
                                                       Officer)

               /s/ ROBERT T. VIVIAN                  Chief Financial Officer and       November 9, 1999
---------------------------------------------------    Secretary (Principal
                 Robert T. Vivian                      Financial and Accounting
                                                       Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION DOCUMENT
-------        --------------------
 27.1        Financial Data Schedule.