Form 10-K405
period 2000-01-02
P F CHANGS CHINA BISTRO INC
filed 2000-03-03
CIK 1039889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 0-25123

P.F. CHANG’S CHINA BISTRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

5090 North 40th Street, Suite #160	85018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (602) 957-8986

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Based on the closing sale price of $25.69 on February 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $223,262,002.

      On February 15, 2000 there were outstanding 10,265,257 shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

(to the extent indicated herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held April 26, 2000.

PART I

Item 1.  Business

      The following Business section contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements may be deemed to include anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company’s future capital requirements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include the matters set forth under “Risk Factors” and elsewhere in this Form 10-K, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs.

General

      P.F. Chang’s owns and operates 36 full service restaurants (as of January 2, 2000) that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company’s restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t’sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the P.F. Chang’s menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Ravioli, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Noodles. The traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. The Company offers superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

Concept and Strategy

      The Company’s objectives are to (i) develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, (ii) create a loyal customer base that generates a high level of repeat business and (iii) provide superior returns to its investors. To achieve its objectives, the Company strives to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to the Company’s expansion strategy and success at the restaurant level is the Company’s management philosophy pursuant to which regional managers (“Market Partners”), certain general managers (“Operating Partners”) and certain executive chefs (“Culinary Partners”) are allowed to participate in the cash flows of the restaurants for which they have responsibility. The Company believes it has demonstrated the viability of the P.F. Chang’s concept in a wide variety of markets across the United States. The Company intends to continue its expansion program and believes the management incentives provided by its Market, Operating and Culinary Partners’ programs should position the Company to continue this expansion without sacrificing the Company’s restaurant level operating performance and return on investment.

Menu

      The P.F. Chang’s menu offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t’sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. The Company’s chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow roasted Cantonese-style ducklings, chickens, BBQ spare ribs and BBQ pork are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. MSG is not used in any P.F. Chang’s menu items.

      In addition to the core menu, P.F. Chang’s also offers special lunch and dinner selections. These menus offer specials developed by the Company’s Culinary Partners around the country and are changed two to three times a year. Individual items that are received well by guests migrate to the core menu. The fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including annual trips to China by the P.F. Chang’s corporate executive chef, continually reinforce the Company’s commitment to training the P.F. Chang’s chefs and enhancing the menu offerings.

      The Company’s entrees range in price from $8.00 to $13.00, and its appetizers range in price from $3.00 to $8.00. The Company’s average check per guest, including alcoholic beverages, is approximately $17 to $18. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 20% of revenues. Lunch and dinner contribute roughly 30% and 70% of revenues, respectively.

Operations

      In order to provide incentive to key management personnel, the Company has entered into a series of partnership agreements with its regional managers (“Market Partners”), certain of its general managers (“Operating Partners”) and certain of its executive chefs (“Culinary Partners”). These partnership agreements entitle the Market Partner to a specified percentage of the cash flows from the restaurants that partner has developed and oversees as the regional manager. Similarly, the general manager and the executive chef at most of the Company’s restaurants are offered the opportunity to become Operating Partners and Culinary Partners, respectively, and to receive a percentage of the cash flows from the restaurant in which they work. Each partner is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. During the five-year employment term, each partner is prohibited from selling or transferring his interest to another party. At the termination of the employment agreement, the Company has the right to purchase the minority partners’ interests in the partners’ respective restaurants at fair market value, as calculated according to the partnership agreements. The Company has implemented this partnership structure to facilitate the development and operation of its restaurants. By requiring this level of commitment and by providing the Market, Operating and Culinary Partners with a significant stake in the success of the restaurant, the Company believes that it is able to attract and retain experienced and highly motivated managers.

      Each of the Company’s Market Partners oversees a territory that can support seven to ten restaurants. The Market Partner’s role is to ensure that each restaurant within his or her territory achieves a competitive return on investment through the successful execution of the concept. The typical Market Partner is an individual who has achieved a leadership position (such as Director of Operations) at a multi-unit, full-service restaurant company.

      The Company strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical restaurant consists of an Operating Partner, two or three managers, a Culinary Partner, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The Operating Partner of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The Culinary Partner is responsible for product quality, purchasing, food costs and kitchen labor costs. The Company requires its Operating Partners and Culinary Partners to have significant experience in the full-service restaurant industry.

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

      The Operating Partners and Culinary Partners are responsible for selecting employees for their restaurants. The Partners are responsible for administering the Company’s staff training programs that are developed by the training and culinary departments. The employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

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

      A national advertising campaign comprised of advertisements in inflight magazines, which carry a high level of traffic in the Company’s markets, is designed to make frequent travelers aware of P.F. Chang’s locations across the country.

Competition

      The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with the Company at each of its locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full service casual dining restaurants and locally-owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company. In addition, many of the Company’s competitors are well established in the markets where the Company’s operations are, or in which they may be, located. While the Company believes that its restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

Management Information Systems

      The Company utilizes an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales (“POS”) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the POS system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from the POS system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results. The Company believes that its current POS system will be an adequate platform to support its planned expansion.

      The Company uses software and hardware developed by reputable vendors and commonly used in the restaurant industry. These systems are integrated to provide senior management with daily and weekly sales and cost analysis, monthly detailed profit statements and comparisons between actual and budgeted operating results.

Purchasing

      The Company’s purchasing programs provide its restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications as well as purchasing and receiving guidelines ensure freshness and quality. Because the Company utilizes only fresh ingredients in all of its menu offerings, inventory is maintained at a modest level. The Company negotiates short-term and long-term contracts depending on demand for its products. These contracts range in duration from two to twelve months. With the exception of produce, which is purchased locally, the Company utilizes Distributors Marketing Alliance as the primary distributor of product to all of its restaurants. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. The Company believes that competitively priced alternative distribution sources are available should such channels be necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. The Company has developed an extensive network of importers in order to maintain an adequate supply of items that conform to the Company’s brand and product specifications.

Employees

      At January 2, 2000, the Company employed approximately 5,000 persons, 47 of whom were executive office personnel, 305 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. The Company’s employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Unit Economics

      The Company believes that, in addition to other important information concerning the Company (i.e., uniqueness of concept, quality of management, rate of unit openings and earnings growth, etc.), investors and restaurant industry analysts focus on three major factors in their evaluation of a restaurant’s unit economics. These three factors are: (1) restaurant sales (average weekly sales and change in comparable restaurant sales); (2) restaurant-level operating margin; and (3) restaurant-level return on invested capital. These unit economics are set forth below.

      PLEASE NOTE THAT THE RESTAURANT-LEVEL RETURN ON INVESTED CAPITAL IS NOT A GENERALLY ACCEPTED ACCOUNTING PRINCIPLE MEASURE OF PERFORMANCE AND DOES NOT REPRESENT A RETURN ON AN INDIVIDUAL STOCKHOLDER’S INVESTMENT IN THE COMPANY. Rather, it measures the return on the capital invested in the restaurants by the Company. The restaurant-level return on invested capital is calculated as the quotient of the restaurant income (loss) before minority interests, interest (income) expense, net, income taxes, rent expense and preopening adjustment divided by the total restaurant invested capital. Interest (income) expense, net, income taxes and rent expense are excluded from this calculation to provide for an evaluation of operational results of individual restaurants without the variability introduced by different forms of financing and ownership (i.e., purchased and financed versus leased).

	Units opened in						Total
							Restaurant
	Pre 1996	1996	1997	1998	1999	2000	Operations	Corporate	Total

	(dollars in thousands, except average weekly sales)

Fiscal 1999

Units(1)	4	3	6	10	13		36		36

Sales weeks	212	159	318	530	330		1,549		1,549

Average weekly sales	$115,119	$123,509	$92,685	$96,119	$87,378		$98,964		$98,964

Change in comparable store sales(2)	9.5%	11.5%	15.2%	13.4%			12.0%		12.0%

Restaurant-level operating margin	23.8%	23.4%	20.8%	19.6%	11.5%		19.5%		19.5%

Revenues	$24,405	$19,638	$29,474	$50,943	$28,835	$—	$153,295	$—	$153,295

Total restaurant operating costs	18,605	15,044	23,344	40,972	25,512	—	123,477	—	123,477

General and administrative	—	—	—	—	—	—	—	9,648	9,648

Depreciation and amortization	347	369	827	1,852	1,020	—	4,415	560	4,975

Preopening expense	—	—	—	(33)	3,826	551	4,344	—	4,344

Interest (income) expense, net	7	163	—	—	—	—	170	(602)	(432)

Income (loss) before minority interest and income taxes(3)	5,446	4,062	5,303	8,152	(1,523)	(551)	20,889	$9,606	$11,283

Rent expense(4)	1,404	1,044	1,463	1,986	1,013	—	6,910

Interest expense, net	7	163	—	—	—	—	170

Preopening adjustment(5)	—	—	—	—	(405)	551	146

Restaurant income (loss), as adjusted	$6,857	$5,269	$6,766	$10,138	$(915)	$—	$28,115

Average restaurant assets employed(6)	$1,507	$3,342	$6,981	$19,729	$12,797		$44,356

Present value of remaining lease obligations(7)	4,171	4,156	7,621	13,440	6,600		35,988

Total restaurant invested capital	$5,678	$7,498	$14,602	$33,169	$19,397		$80,344

Restaurant-level return on invested capital	120.8%	70.3%	46.3%	30.6%	(4.7)%		35.0%

	Units opened in						Total
							Restaurant
	Pre 1996	1996	1997	1998	1999	2000	Operations	Corporate	Total

	(dollars in thousands, except average weekly sales)

Fiscal 1998

Units(1)	4	3	6	10			23		23

Sales weeks	208	156	312	149			825		825

Average weekly sales	$104,637	$110,374	$80,171	$94,207			$94,586		$94,586

Change in comparable store sales(2)	10.6%	17.7%	7.8%				12.8%		12.8%

Restaurant-level operating margin	24.3%	22.6%	16.8%	10.6%			19.1%		19.1%

Revenues	$21,765	$17,218	$25,013	$14,037	$—	$—	$78,033	$—	$78,033

Total restaurant operating costs	16,479	13,324	20,823	12,552	—	—	63,178	—	63,178

General and administrative	—	—	—	—	—	—	—	6,245	6,245

Depreciation and amortization	301	393	798	383	—	—	1,875	509	2,384

Preopening expense	—	—	82	3,696	405	—	4,183	—	4,183

Interest expense, net	12	207	—	—	—	—	219	958	1,177

Income (loss) before minority interest and income taxes(3)	4,973	3,294	3,310	(2,594)	(405)	—	8,578	$(7,712)	$866

Rent expense(4)	1,241	872	1,297	604	—	—	4,014

Interest expense, net	12	207	—	—	—	—	219

Preopening adjustment(5)	—	—	82	(191)	405	—	296

Restaurant income (loss), as adjusted	$6,226	$4,373	$4,689	$(2,181)	$—	$—	$13,107

Average restaurant assets employed(6)	$1,648	$3,681	$7,598	$5,642			$18,569

Present value of remaining lease obligations(7)	4,568	4,232	7,876	3,623			20,299

Total restaurant invested capital	$6,216	$7,913	$15,474	$9,265			$38,868

Restaurant-level return on invested capital	100.2%	55.3%	30.3%	(23.5)%			33.7%

Fiscal 1997

Units(1)	4	3	6				13		13

Sales weeks	208	156	76				440		440

Average weekly sales	$94,578	$92,930	$73,675				$90,383		$90,383

Change in comparable store sales(2)	13.8%						13.8%		13.8%

Restaurant-level operating margin	23.7%	16.9%	3.2%				18.4%		18.4%

Revenues	$19,672	$14,497	$5,599	$—	$—	$—	$39,768	$—	$39,768

Total restaurant operating costs	15,000	12,051	5,419	—	—	—	32,470	—	32,470

General and administrative	—	—	—	—	—	—	—	4,276	4,276

Depreciation and amortization	308	362	148	—	—	—	818	284	1,102

Preopening expense	—	25	1,706	191	—	—	1,922	—	1,922

Interest expense, net	21	193	—	—	—	—	214	103	317

Income (loss) before minority interest and income taxes(3)	4,343	1,866	(1,674)	(191)	—	—	4,344	$(4,663)	$(319)

Rent expense(4)	1,125	717	282	—	—	—	2,124

Interest expense, net	21	193	—	—	—	—	214

Preopening adjustment(5)	—	—	(53)	191	—	—	138

Restaurant income (loss), as adjusted	$5,489	$2,776	$(1,445)	$—	$—	$—	$6,820

Average restaurant assets employed(6)	$1,953	$4,060	$2,230				$8,243

Present value of remaining lease obligations(7)	4,910	4,294	2,068				11,272

Total restaurant invested capital	$6,863	$8,354	$4,298				$19,515

Restaurant-level return on invested capital	80.0%	33.2%	(33.6)%				34.9%

(1)	Units include all restaurants opened in the period indicated.

(2)	A unit becomes comparable in the eighteenth month of operation.

(3)	For purposes of this calculation, restaurant income (loss) before minority interest and income taxes represents restaurant revenues less all restaurant-specific operating costs, depreciation and amortization, preopening expenses and interest (income) expense, net. Preopening costs are aggregated in the month in which a restaurant opens. General and administrative expense, interest expense on general corporate debt, depreciation on general corporate assets and amortization of goodwill are excluded from the calculation.

(4)	Rent expense consists of minimum contractual rents plus contingent percentage rents.

(5)	Preopening adjustment represents preopening costs incurred in a fiscal year other than the fiscal year in which a restaurant opened. As noted in footnote (3) above, for purposes of this calculation, preopening costs are aggregated and expensed in the month in which a restaurant opens rather than in the fiscal year in which the costs were incurred and expensed for financial statement purposes.

(6)	Average restaurant assets employed represents the 12 month average of all restaurant-specific long-term assets, net of any accumulated depreciation and amortization, determined on a prorated basis for restaurants opened within the period.

(7)	Present value of remaining lease obligations represents the 12 month average discounted present value of restaurant lease payments to the date of lease expiration, using a 10 percent discount rate, determined on a prorated basis for restaurants opened within the period.

Risk Factors

  Uncertainties Associated with Expanding Operations

      The Company operates 36 restaurants (as of January 2, 2000), 13 of which have been opened within the last twelve months. The results achieved to date by the Company’s relatively small number of restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

      A critical factor in the Company’s future success is its ability to successfully expand its operations. The Company expanded from seven restaurants at the end of 1996 to 36 restaurants as of January 2, 2000. The Company expects to open 15 restaurants in 2000 (three of which have been opened since January 2, 2000). The Company’s ability to expand successfully will depend on a number of factors, including the identification and availability of suitable locations, competition for restaurant sites, the negotiation of favorable lease arrangements, timely development in certain cases of commercial, residential, street or highway construction near the Company’s restaurants, management of the costs of construction and development of new restaurants, securing required governmental approvals and permits, recruitment of qualified operating personnel (particularly managers and chefs), the competition in new markets, general economic conditions and other factors, some of which are beyond the control of the Company. The opening of additional restaurants in the future will depend in part upon the Company’s ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support such expansion. There can be no assurance that the Company will be successful in addressing these risks, that the Company will be able to open its planned new operations on a timely basis, if at all, or, if opened, that those operations will be operated profitably. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

      The Company’s growth strategy may strain the Company’s management, financial and other resources. To manage its growth effectively, the Company must maintain a high level of quality and service at its existing and future restaurants, continue to enhance its operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers and chefs. There can be no assurance that the Company will be able to effectively manage these and other factors necessary to permit it to achieve its expansion objectives, and any failure to do so could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

  Development and Construction Risks

      Because each P.F. Chang’s restaurant is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with the Company’s principal trade dress and other common design elements, each location presents its own development and construction risks. Many factors may affect the costs associated with the development and construction of the Company’s restaurants, including labor disputes, shortages of materials and skilled labor, weather interference, unforeseen engineering problems, environmental problems, construction or zoning problems, local government regulations, modifications in design to the size and scope of the projects and other unanticipated increases in costs, any of which could give rise to delays or cost overruns. There can be no assurance that the Company will be able to develop additional P.F. Chang’s restaurants within anticipated budgets or time periods, and any such failure could materially adversely affect the Company’s business, financial condition, results of operations or cash flows.

  Potential Labor Shortages

      The success of the Company will continue to be dependent on its ability to attract and retain a sufficient number of qualified employees, including kitchen staff and waitstaff, to keep pace with its expansion schedule.

Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

  Fluctuations in Operating Results

      The Company’s operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, the timing of new restaurant openings and related expenses, revenues contributed by new restaurants and increases or decreases in comparable restaurant revenues. Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company’s experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to have a meaningful impact on preopening expenses and labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the Company’s results of operations may be below the expectations of public market analysts and investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

  Restaurant Industry and Competition

      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with the Company at each of its locations. The Company’s competitors include mid-price, full-service casual dining restaurants and locally owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than the Company, and many of the Company’s competitors are well established in the markets where the Company’s operations are, or in which they may be, located. Additionally, other companies may develop restaurants that operate with similar concepts.

      The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, discretionary spending priorities, weather conditions, tourist travel, traffic patterns and the type, number and location of competing restaurants. Changes in these factors could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In the future, changes in consumer tastes may require the Company to modify or refine elements of its restaurant system to evolve its concept in order to compete with popular new restaurant formats or concepts that develop from time to time, and there can be no assurance that the Company will be successful in implementing such modifications.

  Minimum Wage

      A number of the Company’s employees are subject to various minimum wage requirements. The federal minimum wage increased to $5.15 per hour effective September 1, 1997. In addition, many of the Company’s employees work in restaurants located in California and receive salaries equal to the California minimum wage, which rose from $5.00 per hour effective March 1, 1997 to $5.75 per hour effective March 1, 1998. There can be no assurance that similar increases will not be implemented in other jurisdictions in which the Company operates or seeks to operate. The Company believes that the federal minimum wage will be increased again within the next 12 months. Such minimum wage increases could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

  Dependence on Key Personnel

      The success of the Company’s business will continue to be highly dependent on its key operating officers and employees, including Richard Federico, the Company’s Chief Executive Officer and President, Robert Vivian, the Company’s Chief Financial Officer, Greg Carey, the Company’s Chief Operating Officer, and Frank Ziska, the Company’s Chief Development Officer. The Company’s success in the future will be dependent on its ability to attract, retain and motivate a sufficient number of qualified management and operating personnel, including Market Partners, Operating Partners and Culinary Partners, to keep pace with an aggressive expansion schedule. Such qualified individuals are historically in short supply and any inability of the Company to attract and retain such key employees may limit its ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of the Company’s restaurants in various markets is a critical factor in the Company’s success. Any failure to do so may harm the Company’s reputation and could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

  Changes in Food Costs

      The Company’s profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause the Company’s food costs to fluctuate. Further, various factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may affect the Company’s food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

  Governmental Regulation

      The Company’s restaurants are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building construction, zoning requirements and the preparation and sale of food and alcoholic beverages. The Company’s facilities are licensed and subject to regulation under state and local fire, health and safety codes.

      The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. There can be no assurance that the Company will be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern the Company’s operations and its relationship with its employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, the Company is subject to the regulations of the INS. Given the location of many of the Company’s restaurants, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force.

      Approximately 20% of the Company’s revenues are attributable to the sale of alcoholic beverages. The Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company’s licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants.

      The Company is subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

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

Item 2.  Properties

      The following table depicts existing restaurants as of the effective date of this 10-K.

		Approximate Square	Interior
Existing Locations	Opening Date	Footage	Seating*

Scottsdale, AZ (Fashion Square)	July 1993	6,050	177
Newport Beach, CA (Fashion Island)	June 1994	5,050	155
La Jolla, CA (UTC)	August 1995	7,400	257
Irvine, CA (Spectrum Center)	November 1995	7,000	208
Las Vegas, NV (Paradise & Flamingo)	October 1996	7,000	220
Houston, TX (Highland Village)	December 1996	6,500	182
Littleton, CO (Park Meadows)	December 1996	7,600	245
Metarie, LA (Lakeside)	April 1997	5,850	201
Miami, FL (The Falls)	September 1997	5,800	206
Charlotte, NC (Phillips Place)	October 1997	6,900	211
N. Miami, FL (Aventura)	October 1997	7,000	244
Tempe, AZ (Centerpoint)	December 1997	6,600	228
McLean, VA (Tysons Corner)	December 1997	6,500	204
Dallas, TX (North Tollway)	March 1998	6,900	192
El Segundo, CA (Manhattan Beach)	June 1998	6,950	220
Austin, TX (Jollyville Road)	July 1998	7,000	196
Dallas, TX (NorthPark)	August 1998	6,100	178
Atlanta, GA (Ashwood & Perimeter)	October 1998	7,000	225
Birmingham, AL (The Summit)	October 1998	7,150	230
Denver, CO (LoDo)	October 1998	7,150	230
Northbrook, IL (Northbrook Court)	November 1998	7,000	210
Troy, MI (Somerset)	November 1998	7,000	217
West Hollywood, CA (Beverly Center)	December 1998	6,600	212
Boston, MA (CityPlace)	January 1999	5,750	182
Winter Park, FL (Winter Park Village)	March 1999	6,900	212
Westbury, NY (The Source)	April 19, 1999	7,600	239
Raleigh, NC (Crabtree Valley)	June 14, 1999	6,700	174
Scottsdale, AZ (Kierland Commons)	June 21, 1999	7,000	211
Salt Lake City, UT (Bandaloops)	June 28, 1999	7,000	242
Santa Monica, CA (Wilshire Blvd.)	July 5, 1999	6,700	200
Las Vegas, NV (Summerlin)	July 19, 1999	7,000	211
Walnut Creek, CA (Broadway Plaza)	August 9, 1999	6,400	197
Columbus, OH (Easton Town Center)	September 6, 1999	7,300	232
Alpharetta, GA (Mauel Road)	September 22, 1999	6,900	224
Kansas City, MO (Country Club Plaza)	November 8, 1999	7,000	287
Bethesda, MD (White Flint)	November 30, 1999	6,300	199
Chicago, IL (Downtown)	January 17, 2000	9,500	220
Buford, GA (Mall of Georgia)	January 31, 2000	5,600	142
Tucson, AZ (Joesler Village)	February 7, 2000	6,600	197

*	Many of the Company’s restaurants have outdoor seating in addition to interior seating.

      In 2000, the Company intends to open 15 new restaurants (three of which have opened since January 2, 2000) in approximately seven new markets.

Expansion Strategy and Site Selection

      The Company is actively developing restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, the Company identifies specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, the Company evaluates specific sites that provide visibility, accessibility and exposure to traffic volume. The Company’s site criteria are flexible, as is evidenced by the variety of environments and facilities in which the Company currently operates. These facilities include freestanding buildings, regional malls, urban properties and entertainment centers. Each restaurant is designed to convey a unique expression of local styles incorporated into the P.F. Chang’s decor that maximizes the value and visibility of the site.

      The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total capitalized investment of between $2.8 million and $3.3 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant. The Company currently leases the sites for all of its restaurants and does not intend to purchase real estate for its sites in the future.

      Current restaurant leases have expiration dates ranging from 2004 to 2020, with the majority of the leases providing for five-year options to renew for at least one additional term. Generally, the Company’s leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require the Company to pay the costs of insurance, taxes, and a portion of the lessor’s operating costs. The Company does not anticipate any difficulties renewing existing leases as they expire.

      The Company’s executive offices are currently located in approximately 4,400 square feet of leased space in Phoenix, Arizona. In order to support the growth in operations, the Company will relocate its executive offices to a larger lease space in April, 2000.

Item 3.  Legal Proceedings

      The Company was not involved in any material legal proceedings as of January 2, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on May 18, 1999. The election of seven directors was presented for stockholder approval. The results are listed below:

		Total
	Total	Votes
	Votes For	Against

Richard L. Federico	7,811,307	4,205

Paul M. Fleming	7,811,307	4,205

J. Michael Chu	7,811,837	3,675

Gerald R. Gallagher	7,811,687	3,825

R. Michael Welborn	7,811,157	4,355

James G. Shennan, Jr.	7,811,687	3,825

Yves Sisteron	7,811,307	4,205

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

      The Company’s Common Stock is traded on the Nasdaq Stock Market under the symbol “PFCB”. Public trading of the Common Stock commenced on December 4, 1998. Prior to that, there was no public market for the Common Stock. The following table sets forth for the period indicated the high and low price per share of the Common Stock on the Nasdaq Stock Market.

	High	Low

Period from December 4, 1998 to December 27, 1998	$18.50	$12.00

Quarter Ended March 28, 1999	30.12	19.25

Quarter Ended June 27, 1999	31.12	21.50

Quarter Ended September 26, 1999	24.62	20.12

Quarter Ended January 2, 2000	27.62	18.12

      The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      On February 15, 2000, there were 71 holders of record of the Company’s Common Stock.

Changes in Securities and Use of Proceeds

      The Company registered and sold 3,922,500 shares of Common Stock, par value $0.001 (the “Shares”) on registration statement No. 333-59749 at an aggregate offering price of $47,070,000 (or $12.00 per share), which was declared effective on December 4, 1998 (the “Offering”).

      The co-managing underwriters of the Offering were Donaldson, Lufkin & Jenrette, NationsBanc Montgomery Securities LLC, and Dain Rauscher Wessels.

      The Company incurred the following expenses in connection with the Offering:

Underwriting discounts and commissions	$3,294,900

Other expenses (audit, legal, etc.)	1,100,000

Total expenses	$4,394,900

      The net offering proceeds to the Company after deducting the total expenses above were $42,675,100.

      The Company’s use of proceeds conformed to the intended use of proceeds described in the Company’s prospectus related to the Offering. The Company’s intended use of proceeds as stated in its prospectus was the repayment of all amounts outstanding under its revolving line of credit as well as the development of new restaurants in 1999 and for general corporate purposes. In December 1998, the Company used $25,000,000 of its net proceeds to repay the entire balance outstanding under its revolving line of credit, which has now expired. Additionally, the Company used the balance of the net proceeds from December 1998 through the end of 1999 for the development of its restaurants opened during 1999 or currently under construction, as well as for general corporate purposes.

Item 6.  Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Predecessors(1)		Company

		Period	Period
	Fiscal	From	From	Total	Fiscal	Fiscal	Fiscal
	Year	1/1/96 to	2/29/96 to	Year	Year	Year	Year
	1995	2/28/96	12/29/96	1996(2)	1997	1998	1999

Statements of Operations Data:

Revenues	$10,465	$2,815	$15,630	$18,445	$39,768	$78,033	$153,295

Costs and expenses:

Restaurant operating costs:

Cost of sales	2,957	772	4,454	5,226	11,317	21,709	42,136

Labor	3,347	918	4,736	5,654	11,683	22,721	45,569

Operating	1,528	527	2,944	3,471	6,727	13,319	25,907

Occupancy	1,059	205	1,279	1,484	2,743	5,429	9,865

Total restaurant operating costs	8,891	2,422	13,413	15,835	32,470	63,178	123,477

General and administrative	192	17	1,368	1,385	4,276	6,245	9,648

Depreciation and amortization	322	82	352	434	1,102	2,384	4,975

Preopening expense	400	17	765	782	1,922	4,183	4,344

Income (loss) from operations	660	277	(268)	9	(2)	2,043	10,851

Interest income (expense), net	(13)	(4)	(127)	(131)	(317)	(1,177)	432

Income (loss) before elimination of minority interests and provision for income taxes	647	273	(395)	(122)	(319)	866	11,283

Elimination of minority interests	—	—	(720)	(993)	(1,308)	(669)	(2,469)

Income (loss) before provision for income taxes	647	273	(1,115)	(1,115)	(1,627)	197	8,814

Provision for income taxes	—	—	(30)	(30)	(69)	(48)	(2,778)

Net income (loss)	$647	$273	(1,145)	(1,145)	(1,696)	149	6,036

Convertible Redeemable Preferred Stock accretion			(504)	(504)	(876)	(888)	—

Net income (loss) available to common stockholders			$(1,649)	$(1,649)	$(2,572)	$(739)	$6,036

Basic net income (loss) per share			$(0.66)		$(1.03)	$(0.25)	$0.59

Diluted net income (loss) per share			$(0.66)		$(1.03)	$(0.25)	$0.54

Shares used in calculation of basic net income (loss) per share(3)			2,500		2,500	2,986	10,217

Shares used in calculation of diluted net income (loss) per share(3)			2,500		2,500	2,986	11,155

		Company
	Predecessors
	As of	As of
	December 31,	December 29,	December 28,	December 27,	January 2,
	1995	1996	1997	1998	2000

Balance Sheet Data:

Cash and cash equivalents	$480	$1,877	$2,739	$18,857	5,333

Total assets	2,997	13,044	28,489	69,187	81,707

Short- and long-term debt	350	1,763	8,372	2,352	1,829

Deferred Purchase Price Liability	—	—	2,426	—	—

Convertible Redeemable Preferred Stock	—	10,517	17,808	—	—

Common stockholders’ and members’ equity (deficit)	1,295	(1,874)	(4,446)	58,229	64,790

		Company
	Predecessors
	Year Ended	Year Ended
	December 31,	December 29,	December 28,	December 27,	January 2,
	1995	1996	1997	1998	2000

Consolidated Financial Ratios:

Return on Total Average Assets	27.60%	(14.28)%	(8.17)%	0.31%	8.00%

Return on Average Stockholders’ and Members’ Equity	51.51%	N/A	N/A	0.55%	9.81%

(1)	Information for fiscal 1995 and the period from January 1, 1996 to February 28, 1996 relate to the Predecessors. The Company was formed in January 1996, and in February 1996 purchased majority interests in four corporations operating restaurants (“Predecessors”). The acquisitions of the ownership interests in the various entities were accounted for under the purchase method of accounting for business combinations. Prior to February 1996, the Company’s business was conducted by the Predecessors.

(2)	Total year 1996 information reflects the combined results of the Predecessors for the period from January 1, 1996 to February 28, 1996 and of the Company for the period beginning February 29, 1996 to December 29, 1996.

(3)	See Notes 1, 5 and 8 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section contains forward-looking statements which involve risks and uncertainties. Such forward-looking statements may be deemed to include anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company’s future capital requirements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include the matters set forth under “Risk Factors” and elsewhere in this Form 10-K, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs.

OVERVIEW

      P.F. Chang’s owns and operates 36 full service restaurants (as of January 2, 2000) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, to support the Company’s founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998 and 13 in 1999.

      The Company intends to open 15 new restaurants in 2000 (three of which have opened since January 2, 2000). The 15 units that the Company intends to develop in 2000 will be situated in approximately 7 new cities across the United States. The Company has signed lease agreements for all of the 15 units planned for fiscal 2000. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.0 million, excluding landlord contributions and total invested capital of between $2.8 million and $3.3 million per restaurant. Preopening expenses are expected to average approximately $300,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      Elimination of minority interests for all periods subsequent to 1996 includes the effect of the Company’s partnership management structure. The Company has entered into a series of partnership agreements with each of its Market Partners, Operating Partners and Culinary Partners. These partnership agreements typically provide that the Market Partner is entitled to a specified percentage of the cash flows from the restaurants that partner has invested in, developed and oversees as the regional manager. Similarly, the Operating Partners and Culinary Partners receive a percentage of the cash flows from the restaurant in which they work. See “Business — Operations.”

RESULTS OF OPERATIONS

      The operating results of the Company for the fiscal years ended December 28, 1997 (fiscal year 1997), December 27, 1998 (fiscal year 1998) and January 2, 2000 (fiscal year 1999), expressed as a percentage of revenues, were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	1997	1998	1999

Statements of Operations Data:

Revenues	100.0%	100.0%	100.0%

Costs and expenses:

Restaurant operating costs:

Cost of sales	28.4	27.8	27.5

Labor	29.4	29.1	29.7

Operating	16.9	17.1	16.9

Occupancy	6.9	7.0	6.4

Total restaurant operating costs	81.6	81.0	80.5

General and administrative	10.8	8.0	6.3

Depreciation and amortization	2.8	3.1	3.3

Preopening expense	4.8	5.4	2.8

Income (loss) from operations	—	2.6	7.1

Interest income (expense), net	(0.8)	(1.5)	0.3

Elimination of minority interests	(3.3)	(0.9)	(1.6)

Income (loss) before provision for income taxes	(4.1)	0.3	5.8

Provision for income taxes	(0.2)	(0.1)	(1.8)

Net income (loss)	(4.3)%	0.2%	4.0%

      The Company operates on a 52/53 week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 1997 and 1998 include 52 weeks and fiscal year 1999 includes 53 weeks.

Year Ended January 2, 2000 Compared to Year Ended December 27, 1998

  Revenues

      The Company’s revenues are derived entirely from food and beverage sales. Revenues increased by $75.3 million, or 96.5%, to $153.3 million in the year ended January 2, 2000 from $78.0 million in the year ended December 27, 1998. The increase was primarily attributable to revenues of $28.8 million generated by new restaurants opened in 1999, a $36.9 million increase in revenues in 1999 for restaurants that opened in 1998 and a $9.6 million increase in revenues for restaurants opened prior to 1998. Additionally, the current fiscal year included one additional week of sales (a 53 week year in 1999 versus a 52 week year in 1998). Increased customer visits produced comparable restaurant sales gains of 12.0% in 1999. The Company did not implement any meaningful price increases in fiscal 1999 or fiscal 1998.

  Costs and Expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.5% in the year ended January 2, 2000 from 27.8% in the year ended December 27, 1998. This decrease was primarily the result of cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as the Company’s restaurants mature.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 29.7% in the year ended January 2, 2000 from 29.1% in the year ended December 27, 1998. The increase in labor expenses was primarily due to the fact that the Company opened 13 new restaurants in 1999 compared to 10 new restaurants in 1998. The Company’s experience to date has been that labor costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally as a result of tightening labor markets around the country, the Company has experienced an increase in its labor costs across the system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs on a year-over-year basis in 2000.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company’s experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased nominally as a percentage of revenues to 16.9% in the year ended January 2, 2000 from 17.1% in the year ended December 27, 1998.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased as a percentage of revenues to 6.4% in the year ended January 2, 2000 from 7.0% in the year ended December 27, 1998. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $9.6 million (6.3% of revenues) in the year ended January 2, 2000 from $6.2 million (8.0% of revenues) in the year ended December 27, 1998, due primarily to the addition of corporate management personnel, which resulted in approximately $1.7 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $564,000 in travel and consulting fees and an additional $623,000 in accounting and legal fees. The decrease as a percentage of revenues was due primarily to the Company’s expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $5.0 million in the year ended January 2, 2000 from $2.4 million in the year ended December 27, 1998. This increase was primarily due to depreciation and amortization on restaurants opened in 1999 totaling $1.0 million as well as a full year’s depreciation and amortization on restaurants opened in 1998.

      Preopening expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the year ended January 2, 2000 increased to $4.3 million from $4.2 million in the year ended December 27, 1998 due to the greater number of restaurants opened or under development during the 1999 period, offset by better management of costs incurred.

      Interest income (expense), net. Net interest income (expense) was $432,000 in the year ended January 2, 2000 as compared to ($1.2) million in the year ended December 27, 1998. The decrease in the expense was principally due to the payoff of the Company’s revolving line of credit in December of 1998 from the proceeds of the Company’s initial public offering.

  Elimination of Minority Interests

      Elimination of minority interests represents the portion of the Company’s net earnings (losses) which are attributable to the collective ownership interests of its partners. The Company has provided a partnership management structure in which it has entered into a series of partnership agreements with its regional managers (“Market Partners”), certain of its general managers (“Operating Partners”), and certain of its executive chefs (“Culinary Partners”).

      Elimination of minority interests for the year ended January 2, 2000 increased to $2.5 million from $669,000 for the year ended December 27, 1998, due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for Income Taxes

      The provision for income taxes increased to $2.8 million for the year ended January 2, 2000 from $48,000 for the year ended December 27, 1998 due primarily to the fact that the Company’s taxable income, which was in excess of the Company’s net operating loss carryforward, increased substantially from the prior period. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company’s expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

      The provision for income taxes for the year ended December 27, 1998 represents certain minimum state taxes based on taxable factors other than earnings. The income tax provision for the year ended December 27, 1998 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of a reduction in the previously provided deferred income tax valuation allowance.

Year Ended December 27, 1998 Compared to Year Ended December 28, 1997

  Revenues

      The Company’s revenues are derived entirely from food and beverage sales. Revenues increased by $38.3 million, or 96.2%, to $78.0 million in the year ended December 27, 1998 from $39.8 million in the year ended December 28, 1997. The increase was primarily attributable to revenues of $14.0 million generated by new restaurants opened in 1998 and a $19.4 million increase in revenues in 1998 for restaurants that opened in 1997 and a $4.9 million increase in revenues for restaurants opened prior to 1997. Increased customer visits produced comparable restaurant sales gains of 12.8% in 1998. The Company did not implement any meaningful price increases in fiscal 1998 or fiscal 1997.

  Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.8% in the year ended December 27, 1998 from 28.4% in the year ended December 28, 1997. This decrease was primarily the result of cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as the Company’s restaurants mature.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues decreased to 29.1% in the year ended December 27, 1998 from 29.4% in the year ended December 28, 1997. The decrease in labor expenses was primarily due to improvements in the management of hourly staff levels in the restaurants as the Company’s restaurants mature. These improved efficiencies more than offset the increase in hourly wages mandated by the federal government and the State of California. The Company expects that the increase in minimum wage will continue to exert upward pressure on its labor costs on a year-over-year basis for the first quarter of 1999.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company’s experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased nominally as a percentage of revenues to 17.1% in the year ended December 27, 1998 from 16.9% in the year ended December 28, 1997.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs increased nominally as a percentage of revenues to 7.0% in the year ended December 27, 1998 from 6.9% in the year ended December 28, 1997.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $6.2 million (8.0% of revenues) in the year ended December 27, 1998 from $4.3 million (10.8% of revenues) in the year ended December 28, 1997, due primarily to the addition of corporate management personnel which resulted in approximately $1.2 million of additional compensation and benefits expense as well as additional costs to support a larger restaurant base, including an additional $400,000 in travel and consulting fees. The decrease as a percentage of revenues was due primarily to the Company’s expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $2.4 million in the year ended December 27, 1998 from $1.1 million in the year ended December 28, 1997. This increase was primarily due to depreciation and amortization on new restaurants totaling $670,000, a full year’s depreciation and amortization on restaurants opened in 1997 and an additional $192,000 of amortization of the goodwill associated with the acquisition in October 1997 of the remaining minority interests in three of the four original restaurants.

      Preopening expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the year ended December 27, 1998 increased to $4.2 million from $1.9 million in the year ended December 28, 1997, due to the greater number of restaurants opened or under development during the 1998 period, as well as unexpected delays in the timing of restaurant openings in 1998.

      Interest income (expense), net. Interest income (expense), net increased to $1.2 million in the year ended December 27, 1998 from $317,000 in the year ended December 28, 1997 principally due to borrowings under the Company’s line of credit.

  Elimination of minority interests

      Elimination of minority interests for the year ended December 28, 1997 includes approximately $1.2 million attributable to the minority interests in the Scottsdale, Newport Beach and La Jolla restaurants. As a result of the acquisition of substantially all of these minority interests in October 1997, elimination of minority interests for the year ended December 27, 1998 declined to $669,000. Approximately $110,000 and $635,000 was attributable to the collective minority interests of Market Partners, Operating Partners and Culinary Partners in the years ended December 28, 1997 and December 27, 1998, respectively.

  Provision for income taxes

      The provision for income taxes for the years ended December 27, 1998 and December 28, 1997 represents certain minimum state taxes based on taxable factors other than earnings. The Company did not record a tax benefit for the losses generated for the year ended December 28, 1997, as utilization of such losses in future periods was deemed uncertain. The income tax provision for the year ended December 27, 1998 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of a reduction in the previously provided deferred income tax valuation allowance.

Quarterly Results

      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters, expressed as a percentage of revenues, except for revenues which are expressed in thousands, in the two year period ended January 2, 2000. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      The operating results of the Company for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 1998				Fiscal 1999

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$15,728	$17,209	$20,239	$24,857	$30,473	$32,956	$40,961	$48,905

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.9%	27.4%	27.9%	28.0%	27.5%	27.6%	27.8%	27.1%

Labor	29.0	28.1	28.8	30.2	29.9	29.8	30.0	29.4

Operating	16.4	16.6	17.1	17.8	16.8	17.2	17.2	16.5

Occupancy	7.0	7.3	7.0	6.6	6.9	6.8	6.3	6.0

Total restaurant operating costs	80.3	79.4	80.8	82.6	81.1	81.4	81.3	79.0

General and administrative	8.6	8.2	7.7	7.7	7.0	6.1	6.0	6.2

Depreciation and amortization	3.1	3.0	2.9	3.2	3.2	3.3	3.2	3.2

Preopening expense	2.7	4.6	5.9	7.1	2.3	4.0	3.2	2.1

Income (loss) from operations	5.3	4.8	2.7	(0.6)	6.4	5.2	6.3	9.5

Interest income (expense), net	(1.4)	(1.4)	(1.5)	(1.7)	0.7	0.4	0.1	0.1

Income (loss) before elimination of minority interests and provision for income taxes	3.9	3.4	1.2	(2.3)	7.1	5.6	6.4	9.6

Elimination of minority interests	(1.0)	(1.1)	(1.0)	(0.5)	(1.4)	(1.2)	(1.6)	(2.0)

Income (loss) before provision for income taxes	2.9	2.3	0.2	(2.8)	5.7	4.4	4.8	7.6

Provision for income taxes	—	—	—	(0.1)	(1.6)	(1.3)	(1.5)	(2.6)

Net income (loss)	2.9%	2.3%	0.2%	(2.9)%	4.1%	3.1%	3.3%	5.0%

      Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company’s experience to date has been that labor and operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to have a meaningful impact on preopening expenses, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

Liquidity and Capital Resources

      The Company has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $139,000, $5.8 million and $19.6 million for fiscal years 1997, 1998 and 1999, respectively. Net cash provided by operating activities exceeded the net income and losses for the periods due principally to the effect of minority interests, depreciation and amortization and an increase in income tax payable.

      The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 1997, 1998 and 1999 was $11.5 million, $25.7 million and $31.0 million, respectively, which included payments of $2.5 million and $397,000 in fiscal years 1997 and 1998, respectively, made in connection with the acquisition of minority interests. Capital expenditures were $8.7 million, $24.8 million and $31.1 million in fiscal years 1997, 1998 and 1999, respectively. The Company intends to open 15 restaurants in 2000 (three of which have opened since January 2, 2000). The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant.

      Net cash provided by (used in) financing activities in fiscal years 1997, 1998 and 1999 was $12.2 million, $36.0 million and ($2.2 million), respectively. Financing activities in 1997 consisted principally of sales of Preferred Stock of $6.4 million and line of credit borrowings of $5.5 million, while 1998 financing activities consisted primarily of sales of common stock, offset by repayments under the Company’s revolving line of credit. Financing activities in 1999 consisted primarily of distributions to the Company’s partners.

      In December of 1999, the Company entered into a revolving line of credit with a commercial lending institution. The line of credit allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). The revolving line of credit matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain tangible net worth of $45 million, a leverage ratio at a maximum of 2.00: 1.00, a fixed-charge ratio no less than 1.25: 1.00 and limit annual capital expenditures to $35 million. The line of credit has been collaterized by substantially all of the assets of the Company. The Company had no borrowings under the line of credit as of January 2, 2000.

      The Company’s capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that its cash flow from operations together with its current cash reserves and borrowings available under its line of credit will be sufficient to fund its capital requirements through 2000. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

Partnership Agreements

      The Company has implemented a partnership structure to facilitate the development and operation of its restaurants. Each partner is required, as a condition of employment, to sign a five-year employment agreement and is required to purchase a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. During the five-year employment term, each partner is prohibited from selling or transferring his interest to another party. At the termination of the employment agreement, the Company has the right to purchase the minority partners’ interests in the partners’ respective restaurants at fair market value, as calculated according to the partnership agreements.

Preferred Stock and Accretion

      In February 1996 and September 1996, the Company sold shares of its Series A Preferred Stock convertible into 2,677,135 shares of Common Stock at $4.00 per common share, and in May 1997, the Company sold shares of its Series B Preferred Stock convertible into 758,565 shares of Common Stock at $8.70 per common share. The Series A Preferred Stock had an annual six percent dividend payable quarterly in shares of Series A Preferred Stock on a cumulative basis beginning January 1, 1998. The Series B Preferred Stock had an annual six percent dividend payable quarterly in shares of Series B Preferred Stock on a cumulative basis beginning April 1, 1999. Dividend accretion on the Series A and Series B Preferred Stock was approximately $876,000 and $888,000 for the fiscal years 1997 and 1998, respectively. At the time of the Company’s public offering, each two shares of Series A Preferred Stock and Series B Preferred Stock were converted into one share of Common Stock.

Year 2000 Compliance

      The Company experienced no significant disruption to business as a result of the rollover to year 2000.

New Accounting Standards

      In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, “Accounting for Derivatives and Hedging Activities — Deferral of the effective date of FASB Statement No. 133.” This statement defers the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) to all fiscal quarters beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statements of financial position and measurements of fair value. The impact of SFAS No. 133 on the Company’s financial position and results of operations has not yet been determined.

Inflation

      The primary inflationary factors affecting the Company’s operations are food and labor costs. A large number of the Company’s restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect the Company’s labor costs. To date, inflation has not had a material impact on the Company’s results of operations. See “Risk Factors — Changes in Food Costs.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

      Management believes that the market risk associated with the Company’s market risk sensitive instruments as of January 2, 2000 is not material, and therefore, disclosure is not required.

Item 8.  Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 27, 1998 and January 2, 2000	F-3

Consolidated Statements of Operations for the Years Ended December 28, 1997, December 27, 1998 and January 2, 2000	F-4

Consolidated Statements of Convertible Redeemable Preferred Stock and Common Stockholders’ Equity (Deficit) for the Years Ended December 28, 1997, December 27, 1998 and January 2, 2000	F-5

Consolidated Statements of Cash Flows for the Years Ended December 28, 1997, December 27, 1998 and January 2, 2000	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

P.F. Chang’s China Bistro, Inc.

      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of December 27, 1998 and January 2, 2000, and the related consolidated statements of operations, convertible redeemable preferred stock and common stockholders’ equity (deficit), and cash flows for the years ended December 28, 1997, December 27, 1998 and January 2, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at December 27, 1998 and January 2, 2000 and the results of its operations and its cash flows for the years ended December 28, 1997, December 27, 1998 and January 2, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Phoenix, Arizona

February 9, 2000

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 27,	January 2,
	1998	2000

	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$18,857	$5,333

Receivables	2,792	1,275

Inventories	673	1,085

Current portion of notes receivable from related parties	225	386

Prepaids and other current assets	631	1,204

Total current assets	23,178	9,283

Construction-in-progress	4,627	7,041

Property and equipment, net	32,246	56,395

Goodwill, net of accumulated amortization of $834,000 and $1,270,000 in 1998 and 1999, respectively	7,874	7,438

Notes receivable from related parties, less current portion	545	251

Other assets	717	1,299

Total assets	$69,187	$81,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,938	$3,789

Accrued payroll	1,943	2,148

Sales and use tax payable	619	1,317

Other accrued expenses	2,179	3,376

Unearned revenue	744	1,676

Current portion of long-term debt, including $268,000 and $71,000 due to related parties in 1998 and 1999, respectively	523	281

Income tax payable	—	1,687

Total current liabilities	8,946	14,274

Long-term debt, including $340,000 due to related parties in 1998	1,829	1,548

Deferred income tax liability	—	601

Interests of minority partners in consolidated partnerships	183	494
Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized:

10,192,769 and 10,254,856 shares issued and outstanding at December 27, 1998 and January 2, 2000, respectively	10	10

Additional paid-in capital	63,409	63,934

Retained earnings (deficit)	(5,190)	846

Total stockholders’ equity	58,229	64,790

Total liabilities and stockholders’ equity	$69,187	$81,707

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands, except per share amounts)

Revenues	$39,768	$78,033	$153,295

Costs and expenses:

Restaurant operating costs:

Cost of sales	11,317	21,709	42,136

Labor	11,683	22,721	45,569

Operating	6,727	13,319	25,907

Occupancy	2,743	5,429	9,865

Total restaurant operating costs	32,470	63,178	123,477

General and administrative	4,276	6,245	9,648

Depreciation and amortization	1,102	2,384	4,975

Preopening expense	1,922	4,183	4,344

Income (loss) from operations	(2)	2,043	10,851

Interest income (expense):

Interest expense	(380)	(1,406)	(228)

Interest income	63	229	660

Income (loss) before elimination of minority interests and provision for income taxes	(319)	866	11,283

Elimination of minority interests	(1,308)	(669)	(2,469)

Income (loss) before provision for income taxes	(1,627)	197	8,814

Provision for income taxes	(69)	(48)	(2,778)

Net income (loss)	(1,696)	149	6,036

Redeemable Preferred Stock accretion	(876)	(888)	—

Net income (loss) available to common stockholders	$(2,572)	$(739)	$6,036

Net income (loss) per share:

Basic	$(1.03)	$(0.25)	$0.59

Diluted	$(1.03)	$(0.25)	$0.54

Weighted average shares used in computation:

Basic	2,500	2,986	10,217

Diluted	2,500	2,986	11,155

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK

AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Redeemable Preferred Stock

	Series A		Series B

	Shares	Amount	Shares	Amount

	(In thousands)

Balances, December 29, 1996	5,354	$10,517	—	$—

Issuance of Series B preferred stock, net of issuance costs of $184,000	—	—	1,517	6,415

Redeemable preferred stock accretion	—	658	—	218

Net loss	—	—	—	—

Balances, December 28, 1997	5,354	11,175	1,517	6,633

Series A preferred stock dividend paid	329	—	—	—

Redeemable preferred stock accretion	—	587	—	301

Conversion of preferred stock to common stock	(5,683)	(11,762)	(1,517)	(6,934)

Conversion of deferred purchase price liability to common stock	—	—	—	—

Issuance of common stock, net of issuance costs of $4,394,900	—	—	—	—

Net income	—	—	—	—

Balances, December 27, 1998	—	—	—	—

Issuance of common stock under stock option plan	—	—	—	—

Issuance of common stock under employee stock purchase plan	—	—	—	—

Net income	—	—	—	—

Balances, January 2, 2000	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stockholders’ and Members’ Equity (Deficit)

	Common Stock		Additional	Retained
			Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

	(In thousands)

Balances, December 29, 1996	2,500	$3	$2	$(1,879)	$(1,874)

Issuance of Series B preferred stock, net of issuance costs of $184,000	—	—	—	—	—

Redeemable preferred stock accretion	—	—	—	(876)	(876)

Net loss	—	—	—	(1,696)	(1,696)

Balances, December 28, 1997	2,500	3	2	(4,451)	(4,446)

Series A preferred stock dividend paid	—	—	—	—	—

Redeemable preferred stock accretion	—	—	—	(888)	(888)

Conversion of preferred stock to common stock	3,600	3	18,693	—	18,696

Conversion of deferred purchase price liability to common stock	170	—	2,043	—	2,043

Issuance of common stock, net of issuance costs of $4,394,900	3,923	4	42,671	—	42,675

Net income	—	—	—	149	149

Balances, December 27, 1998	10,193	10	63,409	(5,190)	58,229

Issuance of common stock under stock option plan	37	—	266	—	266

Issuance of common stock under employee stock purchase plan	25	—	259	—	259

Net income	—	—	—	6,036	6,036

Balances, January 2, 2000	10,255	$10	$63,934	$846	$64,790

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28,	December 27,	January 2
	1997	1998	2000

	(In thousands)

Operating Activities:

Net income (loss)	$(1,696)	$149	$6,036

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	858	1,948	4,539

Amortization of goodwill	244	436	436

Deferred income taxes	—	—	601

Minority interests	1,308	669	2,469

Changes in operating assets and liabilities:

Receivables	(1,403)	(730)	1,517

Inventories	(169)	(310)	(412)

Prepaids and other current assets	(338)	(214)	(573)

Other assets	(207)	(410)	(582)

Accounts payable	609	1,280	851

Accrued payroll	590	729	205

Sales and use tax payable	161	324	698

Other accrued expenses	10	1,486	1,197

Unearned revenue	172	439	932

Income tax payable	—	—	1,687

Net cash provided by operating activities	139	5,796	19,601

Investing Activities:

Capital expenditures	(8,696)	(24,817)	(31,102)

Decrease (increase) in notes receivable from related parties	(292)	(478)	133

Purchase of minority interests	(2,520)	(397)	—

Net cash used in investing activities	(11,508)	(25,692)	(30,969)

Financing Activities:

Proceeds from revolving line of credit, net of repayments	5,500	(5,500)	—

Proceeds from issuance of long-term debt	1,600	—	—

Repayments of long-term debt	(491)	(520)	(523)

Proceeds from issuance of common stock	—	42,675	—

Proceeds from issuance of redeemable preferred stock	6,415	—	—

Proceeds from stock options exercised and employee stock purchases	—	—	525

Proceeds from minority interest contributions	441	506	455

Distributions to minority interests	(1,234)	(1,147)	(2,613)

Net cash provided by (used in) financing activities	12,231	36,014	(2,156)

Net increase (decrease) in cash and cash equivalents	862	16,118	(13,524)

Cash and cash equivalents at the beginning of the year	1,877	2,739	18,857

Cash and cash equivalents at the end of the year	$2,739	$18,857	$5,333

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$319	$1,475	$231

Cash paid for income taxes	69	48	490

Purchase of members’ and partners’ interest through deferred purchase price and conversion to common stock	2,426	2,043	—

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

      P.F. Chang’s China Bistro, Inc. (the “Company”) operates in a single segment consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company successfully completed an initial public offering (the “Offering”) on December 4, 1998, in which 3,922,500 new shares of common stock were issued at a price of $12 per share. Proceeds from the offering were $42,675,100, net of issuance costs totaling $4,394,900. From the proceeds, $25,000,000 was used to repay certain indebtedness of the Company outstanding under its revolving line of credit. The Company used the balance of the net proceeds for development of new restaurants in 1999 and for general corporate purposes.

      Upon completion of the Offering, all outstanding shares of preferred stock were converted to shares of common stock at a ratio of one share of common stock for each two shares of preferred stock. Additionally, the deferred purchase price liability, resulting from the Company’s acquisition of substantially all of the remaining minority interests in the three original restaurants in 1997, was converted into common stock. The number of shares issued relating to the deferred purchase price liability was determined by dividing the remaining purchase price liability by the price per share of the common stock sold.

  Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 1997 and 1998 and 53 weeks in 1999.

  Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Principles of Consolidation

      The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and partnerships in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated.

  Revenue Recognition

      Revenue from food, beverage and alcohol sales are recognized as products are sold.

  Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

  Receivables

      Receivables consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

  Inventories

      Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

  Notes Receivable From Related Parties

      Notes receivable from related parties represent amounts due the Company from limited partners of consolidated partnerships. Payments of principal, amortized over five years, with interest at 11.0%, are due monthly, with a balloon payment for the outstanding principal and interest due at the end of two years.

  Property and Equipment

      Property and equipment are stated at cost. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased.

  Goodwill

      Goodwill represents the excess of cost over net assets acquired in the purchase of interests in various restaurants and is being amortized over 20 years on a straight-line basis. The Company assesses the recoverability of goodwill based upon expected future undiscounted cash flows resulting from the acquired interests in the restaurants.

  Unearned Revenue

      Unearned revenue represents gift certificates sold but not yet redeemed. Revenues are recognized upon redemption of the gift certificates.

  Advertising

      The Company expenses advertising as incurred. Advertising expense for the years ended December 28, 1997, December 27, 1998 and January 2, 2000 was approximately $901,000, $1,255,000 and $2,004,000, respectively.

  Preopening Expense

      Preopening expenses, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

  Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

      Minority partners’ interests in income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority partners.

  Stock Based Compensation

      The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and, accordingly, recognizes no compensation expense for the stock option grants.

  Net Income (Loss) Per Share

      Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.”

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

  Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, restricted funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily with its landlords for the reimbursement of tenant improvements.

  Reclassifications

      Certain amounts shown in the prior periods consolidated financial statements have been reclassified to conform with the current year consolidated financial statements presentation.

2.  Property and Equipment

      Property and equipment consists of the following:

	December 27,	January 2,
	1998	2000

	(In thousands)

Leasehold improvements	$25,290	$47,367

Furniture, fixtures and equipment	9,390	15,197

China and smallwares	1,012	1,782

	35,692	64,346

Less accumulated depreciation and amortization	3,446	7,951

	$32,246	$56,395

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

3.  Revolving Line of Credit

      In December of 1999, the Company entered into a revolving line of credit with a commercial lending institution. The line of credit allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). The revolving line of credit matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain tangible net worth of $45 million, a leverage ratio at a maximum of 2.00: 1.00, a fixed-charge ratio no less than 1.25: 1.00 and limit annual capital expenditures to $35 million. The line of credit has been collaterized by substantially all of the assets of the Company. The Company had no borrowings under the line of credit as of January 2, 2000.

4.  Long-Term Debt

      Long-term debt consists of the following:

	December 27,	January 2,
	1998	2000

	(In thousands)

$1,100,000 promissory note, collateralized by leasehold improvements, payable in monthly installments of $11,354 including interest at 11.0 percent, until March 1, 2017, when all remaining principal and interest is due and payable. Additional payments may be required under the promissory note based on a percentage of gross sales	$1,071	$1,051

$500,000 promissory note, collateralized by equipment, payable in monthly installments of $8,561 including interest at 11.0 percent until March 1, 2004 when all remaining principal and interest is due and payable	408	348

$1,266,000 unsecured promissory notes, a portion of which is payable to related parties, in quarterly installments of $96,967 including interest at 10.0 percent, until March 1, 2000, when all remaining principal and interest is due and payable	444	93

$421,000 equipment loan, collateralized by furniture, fixtures and equipment, payable in monthly installments of $7,202 including interest at 11.0 percent, until January 1, 2004, when all remaining principal and interest is due and payable	335	283

$200,000 unsecured promissory note, payable in monthly installments of $3,333 plus interest at prime plus one percent, until April 2001, when all remaining principal and interest is due and payable. The note is guaranteed by a stockholder of the Company	94	54

	2,352	1,829

Less current portion	523	281

	$1,829	$1,548

      The aggregate annual payments of long-term debt outstanding at January 2, 2000, for the next five years and thereafter, are summarized as follows: 2000 — $281,000; 2001 — $178,000; 2002 — $184,000; 2003 — $205,000; 2004 — $66,000 and thereafter — $915,000.

5.  Preferred Stock and Common Stockholders’ Equity

  Preferred Stock

      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

those shares without any further vote or act by the common stockholders. There is no outstanding preferred stock as of December 27, 1998 and January 2, 2000.

      In connection with the original capitalization of the Company, a warrant to purchase 124,380 shares of preferred stock, convertible into 62,190 shares of common stock, was issued to an investment bank with an exercise price of $4.00 per common share. The warrant expires February 28, 2001.

  Stock Option Plans

      The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

      In August 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (1997 Plan). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at January 2, 2000 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 1,086,500 shares of common stock for issuance under the 1996 and 1997 Plans.

      During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (1998 Plan) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 206,885 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 10,000 shares of common stock at the time he or she is first elected or appointed a director of the Company. In addition, each outside director remaining in office will be granted an option to purchase 2,500 shares on the day following each annual meeting of stockholders.

      During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (1999 Plan) which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 100,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

      Pro forma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999: risk-free interest rate of 5.5 percent; a dividend yield of -0- percent; volatility factors of the expected market price of the Company’s common stock of .122, .41 and .497, respectively; and a weighted-average expected life of the option of five years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Because SFAS No. 123 is applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year ended	Year ended	Year ended
	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands, except per share amounts)

Net income (loss), as reported	$(1,696)	$149	$6,036

Pro forma compensation expense for stock options	82	185	697

Pro forma net income (loss)	$(1,778)	$(36)	$5,339

Net income (loss) per share:

Basic	$(1.06)	$(0.31)	$0.52

Diluted	$(1.06)	$(0.31)	$0.48

Weighted average shares used in computation:

Basic	2,500	2,986	10,217

Diluted	2,500	2,986	11,155

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

      Information regarding activity for stock options outstanding under the Plans is as follows:

		Outstanding Options

	Shares		Weighted-
	Available		Average
	for		Exercise
	Options	Shares	Price

Outstanding at December 29, 1996	98,490	791,510	$2.98

Authorized	196,500	—	—

Granted	(170,000)	170,000	5.40

Exercised	—	—	—

Forfeited (canceled)	—	—	—

Outstanding at December 28, 1997	124,990	961,510	3.40

Authorized	206,885	—	—

Granted	(174,125)	174,125	11.82

Exercised	—	—	—

Forfeited (canceled)	—	—	—

Outstanding at December 27, 1998	157,750	1,135,635	4.71

Authorized	100,000	—	—

Granted	(257,000)	257,000	22.31

Exercised	—	(36,653)	7.17

Forfeited (canceled)	18,225	(18,225)	9.18

Outstanding at January 2, 2000	18,975	1,337,757	$7.97

      Information regarding options outstanding and exercisable at January 2, 2000 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.40-$10.00	933,257	4.87 years	$3.42	663,953	$3.27
$10.01-$20.00	183,750	8.77 years	13.39	35,380	12.13
$20.01-$30.00	220,750	9.49 years	22.69	15,000	23.26

      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company. The weighted-average fair value of options granted for the years ended December 28, 1997, December 27, 1998 and January 2, 2000 was $1.38, $5.27 and $11.16, respectively.

  Employee Stock Purchase Plan

      During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (Purchase Plan) and reserved 400,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive 6 month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

6.  Partnership Agreements

      The Company has entered into a series of partnership agreements with each of its regional managers (Market Partners), certain of its general managers (Operating Partners) and certain of its executive chefs (Culinary Partners). These partnership agreements entitle the Market Partner to a specified percentage of the cash flows from the restaurants that partner has invested in and developed and oversees as the regional manager. Similarly, the general manager and the executive chef at most of the Company’s restaurants are offered the opportunity to become Operating Partners and Culinary Partners, respectively, and to receive a percentage of the cash flows from the restaurant in which they invested in and work. At the time an individual becomes a Market Partner, Operating Partner or Culinary Partner, that person is required to make an equity investment in the partnership and to enter into a five year employment agreement with the Company. The Company has the right, in its sole discretion, to terminate the employment of any Market Partner, Operating Partner or Culinary Partner, and, upon such termination, to repurchase that partner’s interest in the partnership at such partners then-current basis in the partnership. If an individual continues to serve as Market Partner, Operating Partner or Culinary Partner for five years, then the Company has the right to repurchase that person’s interest in the partnership for a value, which is determined by reference to trailing cash flows.

7.  Income Taxes

      Income tax expense consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands)

Federal:

Current	$—	$21	$1,795

Deferred	—	—	511

	—	21	2,306

State:

Current	69	27	382

Deferred	—	—	90

	69	27	472

	$69	$48	$2,778

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands)

Income tax expense (benefit) at federal statutory rate	$(553)	$67	$2,996

State taxes, net of federal expense (benefit)	69	19	311

Increase (decrease) in valuation allowance	425	(288)	(605)

Other, net	128	250	76

	$69	$48	$2,778

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands)

Deferred tax assets:

Preopening expenses	$267	$627	$745

Net operating loss carryforwards	760	235	—

Other	2	21	134

	1,029	883	879

Deferred tax liabilities:

Depreciation on property and equipment	—	84	1,228

Goodwill amortization	136	194	252

	893	605	1,480

Valuation allowance	(893)	(605)	—

Net deferred tax assets (liabilities)	$—	$—	$(601)

      For the years ended December 28, 1997, December 27, 1998 and January 2, 2000 the valuation allowance increased (decreased) $425,000, $(288,000) and $(605,000), respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

8.  Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended	Year Ended	Year Ended
	December 28,	December 27,	January 2,
	1997	1998	2000

	(In thousands, except per share amounts)

Numerator:

Net income (loss)	$(1,696)	$149	$6,036

Convertible redeemable preferred stock accretion	(876)	(888)	—

Numerator for basic net income (loss) per share — net income (loss) available to common stockholders	(2,572)	(739)	6,036

Effect of dilutive securities:

Convertible redeemable preferred stock accretion	—	—	—

Numerator for diluted net income (loss) per share — net income (loss) available to common stockholders after assumed conversions	$(2,572)	$(739)	$6,036

Denominator:

Denominator for basic net income (loss) per share — weighted-average shares	2,500	2,986	10,217

Effect of dilutive securities:

Employee and director stock options	—	—	887

Warrants	—	—	51

Denominator for diluted net income (loss) per share — adjusted for weighted average shares and assumed conversions	2,500	2,986	11,155

Net income (loss) per share:

Basic	$(1.03)	$(0.25)	$0.59

Diluted	$(1.03)	$(0.25)	$0.54

      Warrants to purchase 62,190 shares of common stock and options to purchase 1,392,635 shares of common stock ranging from $2.40 to $27.38 per share were outstanding at January 2, 2000. The preferred stock convertible to common stock is not included in the computation of diluted net income (loss) per share for the years ended December 28, 1997 and December 27, 1998, because the conversions would be antidilutive.

9.  Commitments and Contingencies

  Operating Leases

      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2000 and 2020. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for the years ended December 28, 1997, December 27, 1998 and January 2, 2000 was approximately $2,203,000, $4,110,000 and $7,006,000, respectively. Contingent rent included in rent expense

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 1998 and January 2, 2000 — (Continued)

for the years ended December 28, 1997, December 27, 1998 and January 2, 2000 was approximately $605,000, $1,135,000 and $1,959,000, respectively.

      At January 2, 2000, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Future minimum lease payments under operating leases (including restaurants to be opened after January 2, 2000) are as follows (in thousands):

2000	$7,443

2001	8,468

2002	8,250

2003	8,136

2004	8,165

Thereafter	75,489

Total minimum lease payments	$115,951

      The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above disclosed amounts.

10.  Benefit Plan

      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the years ended December 28, 1997, December 27, 1998 and January 2, 2000, the Company did not make any contributions to the Plan.

11.  Employment Agreement

      On September 2, 1998, the Company amended the employment agreement with its Founder, Mr. Fleming, to provide for Mr. Fleming’s transition from an employee of the Company to a consultant of the Company. Pursuant to the terms of the employment agreement, as amended, the Company shall retain Mr. Fleming as a consultant and shall nominate him as a director each year during the period beginning January 1, 1999 and ending December 31, 2000. Mr. Fleming will be compensated for services rendered as a consultant and reimbursed for all actual, out-of-pocket expenses incurred in providing such services to the Company. The agreement prohibits Mr. Fleming from competing with the Company in the area of Chinese and Asian food concepts during the term of the agreement and for two years after the termination thereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Director Nominees” and “Executive Officers,” respectively, contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 1999 Annual Meeting of Stockholders to be held on April 26, 2000 (the “Proxy Statement”).

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors;

Consolidated Balance Sheets as of December 27, 1998 and January 2, 2000;

Consolidated Statements of Operations for the years ended December 28, 1997, December 27, 1998, and January 2, 2000;

Consolidated Statements of Convertible Redeemable Preferred Stock and Common Stockholders’ Equity (Deficit) for the years ended December 28, 1997, December 27, 1998 and January 2, 2000.

Consolidated Statements of Cash Flows for the years ended December 28, 1997, December 27, 1998 and January 2, 2000.

Notes to Consolidated Financial Statements.

2. Schedule to Financial Statements:

      All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company.
3.2*	By-laws.
4.1*	Specimen Common Stock Certificate.
4.2*	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1*	Form of Indemnification Agreement for directors and executive officers.
†10.2*	1998 Stock Option Plan and forms of agreement thereunder.
†10.3*	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4*	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5*	1998 Employee Stock Purchase Plan.
†10.6*	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.8*	Series B Preferred Stock Purchase Agreement dated May, 1, 1997.
10.9*	Amended and Restated Revolving Line of Credit Loan Agreement between the Company and FFCA dated November 20, 1998.
10.10*	Office Lease Between the Company and U.S. West Business Resources, Inc., dated February 15, 1997.
10.11	Office Lease Between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
10.12	Line of Credit Agreement between the Company and Bank of America dated December 6, 1999.
†10.13	1999 Nonstatutory Stock Option Plan.
21.1*	List of Subsidiaries.
23.1	Consent of Independent Auditors.
27.1	Financial Data Schedule.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

†	Management Contract or Compensatory Plan

      (b)  Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2000.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD FEDERICO

Richard Federico
Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2000

/s/ ROBERT T. VIVIAN Robert T. Vivian	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 3, 2000

/s/ PAUL M. FLEMING Paul M. Fleming	Director	March 3, 2000

/s/ J. MICHAEL CHU J. Michael Chu	Director	March 3, 2000

/s/ GERALD R. GALLAGHER Gerald R. Gallagher	Director	March 3, 2000

/s/ R. MICHAEL WELBORN R. Michael Welborn	Director	March 3, 2000

/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	March 3, 2000

/s/ LANE CARDWELL Lane Cardwell	Director	March 3, 2000