Form 10-Q
period 2000-04-02
P F CHANGS CHINA BISTRO INC
filed 2000-05-15
CIK 1039889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

    As of April 2, 2000, there were outstanding 10,350,390 shares of the Registrant's Common Stock.

                                TABLE OF CONTENTS

    ITEM                                                                 PAGE
                          PART I FINANCIAL INFORMATION

     1.     Financial Statements (Unaudited)                               3
            Condensed Consolidated Balance Sheets as of April 2,
              2000 and January 2, 2000                                     3
            Condensed Consolidated Statements of Income for the Three
              Months Ended April 2, 2000 and March 28, 1999                4
            Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended April 2, 2000 and March 28, 1999           5
            Notes to Unaudited Condensed Consolidated Financial
             Statements                                                    6
     2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7
     3.     Quantitative and Qualitative Disclosures About Market
              Risk                                                        13

                            PART II OTHER INFORMATION

     1.     Legal Proceedings                                             14
     2.     Changes in Securities and Use of Proceeds                     14
     3.     Defaults upon Senior Securities                               14
     4.     Submission of Matters to a Vote of Security Holders           14
     5.     Other Information                                             14
     6.     Exhibits and Reports on Form 8-K                              15

                          PART I FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         P.F. CHANG'S CHINA BISTRO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               NOTE 1    UNAUDITED
                                                                             JANUARY 2,   APRIL 2,
                                                                               2000         2000
                                                                             ----------  ---------
                                                                                 (IN THOUSANDS)
         ASSETS
         Current assets:
           Cash and cash equivalents ....................................     $ 5,333     $ 3,925
           Receivables ..................................................       1,275       1,220
           Inventories ..................................................       1,085       1,091
           Current portion of notes receivable from related parties .....         386         217
           Prepaids and other current assets ............................       1,204       1,336
                                                                              -------     -------
         Total current assets ...........................................       9,283       7,789
         Construction-in-progress .......................................       7,041       7,203
         Property and equipment, net ....................................      56,395      62,263
         Goodwill, net ..................................................       7,438       7,327
         Notes receivable from related parties, less current portion ....         251          98
         Other assets ...................................................       1,299       1,603
                                                                              -------     -------
         Total assets ...................................................     $81,707     $86,283
                                                                              =======     =======

         LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable - trade .....................................     $ 2,545     $ 3,450
           Construction payable .........................................       1,244       1,464
           Accrued payroll ..............................................       2,148       2,827
           Sales and use tax payable ....................................       1,317       1,401
           Other accrued expenses .......................................       3,376       3,921
           Income tax liability .........................................       1,687         933
           Unearned revenue .............................................       1,676       1,281
           Current portion of long-term debt ............................         281         191
                                                                              -------     -------
         Total current liabilities ......................................      14,274      15,468
         Long-term debt .................................................       1,548       1,499
         Deferred income tax liability ..................................         601         900
         Interests of minority members and partners in consolidated
           limited liability companies and partnerships .................         494         516
         Common stockholders' equity:
           Common stock, $0.001 par value, 20,000,000 shares authorized:
              10,254,856 shares issued and outstanding at January 2, 2000
              and 10,350,390 at April 2, 2000 ...........................          10          10
           Additional paid-in capital ...................................      63,934      64,653
           Retained earnings ............................................         846       3,237
                                                                              -------     -------
         Total common stockholders' equity ..............................      64,790      67,900
                                                                              -------     -------
         Total liabilities and common stockholders' equity ..............     $81,707     $86,283
                                                                              =======     =======

       See accompanying notes to unaudited condensed financial statements.

                         P.F. CHANG'S CHINA BISTRO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                MARCH 28,     APRIL 2,
                                                                  1999         2000
                                                                --------      --------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE DATA)
         Revenues .........................................     $ 30,473      $ 51,414
         Costs and expenses:
           Restaurant operating costs:
              Cost of sales ...............................        8,382        14,077
              Labor .......................................        9,111        15,274
              Operating ...................................        5,107         8,795
              Occupancy ...................................        2,116         3,233
                                                                --------      --------
                   Total restaurant operating costs .......       24,716        41,379
           General and administrative .....................        2,131         2,807
           Depreciation and amortization ..................          987         1,680
           Preopening .....................................          715           746
                                                                --------      --------
         Income from operations ...........................        1,924         4,802
         Interest income ..................................          218            21
                                                                --------      --------
         Income before elimination of minority members' and
           partners' interests and provision for income
           taxes.............................................      2,142         4,823
         Elimination of minority members' and
           partners' interests ............................         (417)         (931)
                                                                --------      --------
         Income before provision for income taxes .........        1,725         3,892
         Provision for income taxes .......................         (491)       (1,501)
                                                                --------      --------
         Net income .......................................     $  1,234      $  2,391
                                                                ========      ========
         Net income per share:
           Basic ..........................................     $   0.12      $   0.23
                                                                ========      ========
           Diluted ........................................     $   0.11      $   0.21
                                                                ========      ========
         Weighted average shares used in computation:
           Basic ..........................................       10,196        10,303
                                                                ========      ========
           Diluted ........................................       11,145        11,279
                                                                ========      ========

       See accompanying notes to unaudited condensed financial statements.

\                         P.F. CHANG'S CHINA BISTRO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                      ----------------------
                                                                      MARCH 28,     APRIL 2,
                                                                        1999          2000
                                                                      --------      --------
                                                                          (IN THOUSANDS)
         OPERATING ACTIVITIES:
         Net income .............................................     $  1,234      $  2,391
         Adjustments to reconcile net income to net cash
          provided by operating activities:
           Depreciation and amortization ........................          878         1,569
           Amortization of goodwill .............................          109           111
           Minority members' and partners' interests ............          417           931
           Changes in operating assets and liabilities:
              Receivables .......................................        2,122            55
              Inventories .......................................           (6)           (6)
              Prepaids and other current assets .................         (116)         (132)
              Other assets ......................................         (222)         (304)
              Accounts payable - trade ..........................         (301)          905
              Construction payable ..............................          405           220
              Accrued payroll ...................................         (753)          679
              Sales and use tax payable .........................          698            84
              Other accrued expenses ............................          803           545
              Income tax liability ..............................         --            (248)
              Unearned revenue ..................................         (157)         (395)
                                                                      --------      --------
         Net cash provided by operating activities ..............        4,413         6,405
         INVESTING ACTIVITIES:
         Capital expenditures ...................................       (5,754)       (7,599)
         Decrease in notes receivable from related parties.......           48           322
                                                                      --------      --------
         Net cash used in investing activities ..................       (5,706)       (7,277)
         FINANCING ACTIVITIES:
         Repayments of long-term debt ...........................         (127)         (139)
         Proceeds from stock options exercised and employee stock
           purchases.............................................           54           512
         Proceeds from minority partners contributions ..........           64           211
         Distributions to minority members and partners .........         (520)       (1,120)
                                                                      --------      --------
         Net cash used in financing activities ..................         (529)         (536)
                                                                      --------      --------
         Net decrease in cash and cash equivalents ..............       (1,822)       (1,408)
         Cash and cash equivalents at the beginning of the period       18,857         5,333
                                                                      --------      --------
         Cash and cash equivalents at the end of the period .....     $ 17,035      $  3,925
                                                                      ========      ========
         Supplemental disclosure of cash flow information:

         Benefit from disqualifying stock option dispositions
           credited to equity ...................................         --             207

       See accompanying notes to unaudited condensed financial statements.

                         P.F. CHANG'S CHINA BISTRO, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    P.F. Chang's China Bistro, Inc. (the "Company") owns and operates 39 full service restaurants (as of April 2, 2000) throughout the United States under the name of "P.F. Chang's China Bistro."

    The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    The balance sheet at January 2, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 2, 2000 included in the Company's Form 10-K.

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

3.  CREDIT FACILITY

    The Company entered into a credit facility with a commercial lending institution in December of 1999. The line of credit allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR) and will be used to fund the Company's development. The Company had no borrowings under the line of credit as of April 2, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements concerning the Company which involve risks and uncertainties. Such forward-looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund the Company's future capital requirements. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

OVERVIEW

    P.F. Chang's owns and operates 39 full service restaurants (as of April 2, 2000) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998 and 13 in 1999.

    The Company intends to open 13 to 15 new restaurants in fiscal year 2000 (three of which were open as of April 2, 2000). The units that the Company intends to develop in 2000 will be situated in approximately seven new markets across the United States. The Company has signed lease agreements for all of the remaining units planned for 2000. Additionally, the Company has signed lease agreements or letters of intent for the majority of units expected to open in 2001. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of approximately $2.0 million and a total capitalized investment of approximately $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

    The Company believes that there is an opportunity to leverage its knowledge and expertise in Chinese and Asian cuisine. Accordingly, the Company has dedicated a limited amount of resources (both human and capital) to develop Pei Wei Asian Diner ("Pei Wei"), a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang's China Bistro. Pei Wei is in the final stages of concept development, with the first unit expected to open in July 2000. The Company has committed to opening two Pei Wei units in 2000, both in the Phoenix area. Capital required for these two units will approximate $1.5 million. Additional resources may be allocated to Pei Wei in the future should the first two units demonstrate attractive unit-level return characteristics.

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited quarterly information for the three months ended March 28, 1999 and April 2, 2000, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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


                                                           THREE MONTHS ENDED
                                                        -------------------------
                                                        MARCH 28,        APRIL 2,
                                                          1999            2000
                                                        ---------       ---------
         STATEMENTS OF OPERATIONS DATA:
         Revenues (in thousands) ..................     $  30,473       $  51,414
         Costs and expenses:
           Restaurant operating costs:
              Cost of sales .......................          27.5%           27.4%
              Labor ...............................          29.9            29.7
              Operating ...........................          16.8            17.1
              Occupancy ...........................           6.9             6.3
                                                        ---------       ---------
                   Total restaurant operating costs          81.1            80.5
           General and administrative .............           7.0             5.4
           Depreciation and amortization ..........           3.2             3.3
           Preopening expense .....................           2.3             1.5
                                                        ---------       ---------
         Income from operations ...................           6.4             9.3
         Interest income (expense), net ...........           0.7             0.0
         Elimination of minority interests ........          (1.4)           (1.8)
                                                        ---------       ---------
         Income before provision for income
           taxes....................................          5.7             7.5
         Provision for income taxes ...............          (1.6)           (2.9)
                                                        ---------       ---------
         Net income ...............................           4.1%            4.6%
                                                        =========       =========

Revenues

    The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $20.9 million, or 68.7%, to $51.4 million in the three months ended April 2, 2000 from $30.5 million in the three months ended March 28, 1999. The increase in first quarter 2000 revenues compared to first quarter 1999 revenues was primarily attributable to revenues of $15.7 million generated by new restaurants opened subsequent to March 28, 1999 and a $5.2 million increase in revenues in the three months ended April 2, 2000 for existing restaurants. Increased customer visits produced comparable restaurant sales gains of 14.8% in the three months ended April 2, 2000. The Company did not implement any meaningful price increases in either period.

Costs and expenses

    Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased nominally as a percentage of revenues to 27.4% in the three months ended April 2, 2000 from 27.5% in the three months ended March 28, 1999. The Company expects commodity costs to increase somewhat over the next few months which may result in higher cost of sales for the remainder of the year.

    Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues decreased to 29.7% in the three months ended April 2, 2000 from 29.9% in the three months ended March 28, 1999. The decrease in labor expenses was primarily due to improvements in the management of hourly staff levels in the restaurants as the Company's restaurants mature. However, as a result of tightening labor markets around the country, the Company has continued to experience an increase in its hourly wage rates across its system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs for the remainder of 2000.

    Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to 17.1% in the three months ended April 2, 2000 from 16.8% in the three months ended March 28, 1999. The increase was primarily due to an increase in facility charges, such as repairs and maintenance expense, and higher utilities costs.

    Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased as a percentage of revenues to 6.3% in the three months ended April 2, 2000 from 6.9% in the three months ended March 28, 1999. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

    General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $2.8 million (5.4% of revenues) in the three months ended April 2, 2000 from $2.1 million (7.0% of revenues) in the three months ended March 28, 1999. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $529,000 of additional compensation and benefits expense for the three months ended April 2, 2000, as well as additional costs to support a larger restaurant base, including travel and consulting fees. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See "Elimination of minority interests" below).

    Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $1.7 million in the three months ended April 2, 2000 from $987,000 in the three months ended March 28, 1999. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants.

    Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the three months ended April 2, 2000 increased nominally to $746,000 from $715,000 in the three months ended March 28, 1999. Due to the Company's increased development activity expected in the second quarter of fiscal 2000, the Company is anticipating an increase in preopening costs in the next quarter.

Interest income

    Interest income decreased to $21,000 in the three months ended April 2, 2000 from $218,000 in the three months ended March 28, 1999. The decrease was due to the Company's use of its current cash reserves for restaurant development (see "Liquidity and Capital Resources" below).

Elimination of minority interests

    Elimination of minority interests represents the portion of the Company's net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers ("Market Partners"), certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). Elimination of minority interests increased to $931,000 for the three months ended April 2, 2000 from $417,000 for the three months ended March 28, 1999 due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

Provision for income taxes

    The provision for income taxes increased to $1.5 million for the three months ended April 2, 2000 from $491,000 for the three months ended March 28, 1999 due primarily to the fact that the Company's taxable income, which was in excess of the Company's net operating loss carryforward, increased substantially from the prior period. The income tax provision for 2000 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, due primarily to state income tax benefits. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company's expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $6.4 million and $4.4 million for the three months ended April 2, 2000 and March 28, 1999, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of minority interest, depreciation and amortization and reductions in receivables.

    The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the three months ended April 2, 2000 and March 28, 1999 was $7.3 million and $5.7 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open 10 to 12 new restaurants for the remainder of 2000 (three new restaurants were opened during the first quarter of 2000) and another 13 to 15 new restaurants in 2001. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

    Net cash used in financing activities for the three months ended April 2, 2000 was $534,000 compared to $529,000 in the three months ended March 28, 1999. Financing activities consisted principally of distributions to minority partners, offset by proceeds for minority partner contributions and stock options exercised.

    In December of 1999, the Company entered into a revolving line of credit with a commercial lending institution. The line of credit allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). The revolving line of credit matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain tangible net worth of $45 million, a leverage ratio at a maximum of 2.00: 1.00, a fixed-charge ratio no less than 1.25: 1.00 and limit annual capital expenditures to $35 million. The line of credit has been collateralized by substantially all of the assets of the Company. The Company had no borrowings under the line of credit as of April 2, 2000.

    The Company's capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current credit facility will be sufficient to fund its capital requirements through 2000. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

RISK FACTORS

Uncertainties Associated with Expanding Operations

    The Company operates 39 restaurants (as of April 2, 2000), 14 of which have been opened within the last twelve months. The results achieved to date by the Company's relatively small number of restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

Minimum Wage

    A number of the Company's employees are subject to various minimum wage requirements. The federal minimum wage increased to $5.15 per hour effective September 1, 1997. In addition, many of the Company's employees work in restaurants located in California and receive salaries equal to the California minimum wage, which rose from $5.00 per hour effective March 1, 1997 to $5.75 per hour effective March 1, 1998. There can be no assurance that similar increases will not be implemented in other jurisdictions in which the Company operates or seeks to operate. The Company believes that the federal minimum wage will be increased again within the next 12 months. Such minimum wage increases could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

Changes in Food Costs

    The Company's profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by Distributors Marketing Alliance could cause the Company's food costs to fluctuate. Further, various factors beyond the Company's control, including adverse weather conditions and governmental regulation, may affect the Company's food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Management believes that the market risk associated with the Company's market risk sensitive instruments as of April 2, 2000 is not material, and therefore, disclosure is not required.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company was not involved in any material legal proceedings as of April 2, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 26, 2000. There were three proposals up for approval. The results of voting are as follows:

    1) The election of the entire Board of Directors:

                                                    Total
                                    Total           Votes
                                    Votes For       Against       Abstain
                                    ---------       -------       -------

    Richard L. Federico             7,510,319                     1,635
    Paul M. Fleming                 7,510,414                     1,540
    J. Michael Chu                  7,502,674                     9,280
    R. Michael Welborn              7,510,414                     1,540
    James G. Shennan                7,510,319                     1,635
    Lane Cardwell                   7,510,019                     1,935

    2) The amendment to the 1998 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 400,000 shares:

                                                    Total
                                    Total           Votes
                                    Votes For       Against       Abstain
                                    ---------       -------       -------

                                    6,039,853     1,462,521        9,580

    3) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors:

                                                    Total
                                    Total           Votes
                                    Votes For       Against       Abstain
                                    ---------       -------       -------

                                    7,505,119         5,985           850


ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

         EXHIBIT
          NUMBER        DESCRIPTION DOCUMENT
          ------        --------------------
          27.1          Financial Data Schedule.

    (b) Report on Form 8-K:

    No reports on Form 8-K have been filed by the Company during the three months ended April 2, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                       P.F. CHANG'S CHINA BISTRO, INC.

                                       By: /s/ RICHARD FEDERICO
                                           -------------------------------
                                               Richard Federico
                                           Chief Executive Officer

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                      TITLE                          DATE
                 ---------                      -----                          ----

         /s/ RICHARD L. FEDERICO     Chief Executive Officer,              May 15, 2000
         -------------------------     President and Director
         Richard L. Federico           (Principal Executive Officer)


         /s/ ROBERT T. VIVIAN        Chief Financial Officer and           May 15, 2000
         -------------------------     Secretary (Principal Financial
         Robert T. Vivian              and Accounting Officer)

                                INDEX TO EXHIBITS


                   EXHIBIT
                   NUMBER     DESCRIPTION DOCUMENT
                   ------     --------------------
                    27.1      Financial Data Schedule.