Form 10-Q
period 2000-07-02
P F CHANGS CHINA BISTRO INC
filed 2000-08-09
CIK 1039889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 0-25123

P.F. CHANG’S CHINA BISTRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

15210 N. Scottsdale Rd., Ste. 300, Phoenix, Arizona	85254
(Address of principal executive offices)	(Zip Code)

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

Yes  [X]  No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of July 2, 2000, there were outstanding 10,375,075 shares of the Registrant’s Common Stock.

PART I FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
EX-10.1
EX-27.1

Item		Page

PART I FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)	2

	Condensed Consolidated Balance Sheets as of January 2, 2000 and July 2, 2000	2

	Condensed Consolidated Statements of Income for the Three Months Ended June 27, 1999 and July 2, 2000 and for the Six Months Ended June 27, 1999 and July 2, 2000	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 27, 1999 and July 2, 2000	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II OTHER INFORMATION

1.	Legal Proceedings	14

2.	Changes in Securities and Use of Proceeds	14

3.	Defaults upon Senior Securities	14

4.	Submission of Matters to a Vote of Security Holders	14

5.	Other Information	14

6.	Exhibits and Reports on Form 8-K	14

PART I FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	January 2,	July 2,
	2000	2000

	(In Thousands)

ASSETS

Current assets:

Cash and cash equivalents	$5,333	$4,964

Receivables	1,275	1,861

Inventories	1,085	1,287

Current portion of notes receivable from related parties	386	260

Prepaids and other current assets	1,204	3,307

Total current assets	9,283	11,679

Construction-in-progress	7,041	12,152

Property and equipment, net	56,395	68,089

Goodwill, net	7,438	7,219

Notes receivable from related parties, less current portion	251	153

Other assets	1,299	1,867

Total assets	$81,707	$101,159

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable — trade	$2,545	$3,337

Construction payable	1,244	2,888

Accrued payroll	2,148	2,099

Sales and use tax payable	1,317	1,426

Other accrued expenses	3,376	4,543

Income tax liability	1,687	—

Unearned revenue	1,676	1,322

Revolving Line of Credit	—	12,000

Current portion of long-term debt	281	188

Total current liabilities	14,274	27,803

Long-term debt	1,548	1,455

Deferred income tax liability	601	940

Interests of minority members and partners in consolidated limited liability companies and partnerships	494	654

Common stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized: 10,254,856 shares issued and outstanding at January 2, 2000 and 10,375,075 at July 2, 2000.	10	10

Additional paid-in capital	63,934	64,934

Retained earnings	846	5,363

Total common stockholders’ equity	64,790	70,307

Total liabilities and common stockholders’ equity	$81,707	$101,159

See accompanying notes to unaudited condensed financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended

	June 27,	July 2,	June 27,	July 2,
	1999	2000	1999	2000

	(In Thousands, Except Per Share Data)

Revenues	$32,956	$53,496	$63,429	$104,910

Costs and expenses:

Restaurant operating costs:

Cost of sales	9,101	14,733	17,483	28,810

Labor	9,824	15,596	18,935	30,870

Operating	5,674	9,123	10,781	17,918

Occupancy	2,212	3,381	4,328	6,614

Total restaurant operating costs	26,811	42,833	51,527	84,212

General and administrative	2,017	3,043	4,148	5,850

Depreciation and amortization	1,098	1,782	2,085	3,462

Preopening	1,311	1,420	2,026	2,166

Income from operations	1,719	4,418	3,643	9,220

Interest income	131	46	349	65

Income before elimination of minority members’ and partners’ interests and provision for income taxes	1,850	4,464	3,992	9,285

Elimination of minority members’ and partners’ interests	(399)	(1,048)	(816)	(1,979)

Income before provision for income taxes	1,451	3,416	3,176	7,306

Provision for income taxes	(415)	(1,288)	(906)	(2,789)

Net income	$1,036	$2,128	$2,270	$4,517

Net income per share:

Basic	$0.10	$0.21	$0.22	$0.44

Diluted	$0.09	$0.19	$0.20	$0.40

Weighted average shares used in computation:

Basic	10,201	10,365	10,198	10,334

Diluted	11,162	11,348	11,153	11,314

See accompanying notes to unaudited condensed financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 27,	July 2,
	1999	2000

	(In Thousands)

OPERATING ACTIVITIES:

Net income	$2,270	$4,517

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,868	3,243

Amortization of goodwill	217	219

Minority members’ and partners’ interests	816	1,979

Changes in operating assets and liabilities:

Receivables	1,502	(586)

Inventories	(151)	(202)

Prepaids and other current assets	(195)	(2,103)

Other assets	(497)	(568)

Accounts payable — trade	(144)	792

Construction payable	647	1,644

Accrued payroll	324	(49)

Sales and use tax payable	138	109

Other accrued expenses	942	1,167

Income tax liability	—	(980)

Unearned revenue	(113)	(354)

Net cash provided by operating activities	7,624	8,828

INVESTING ACTIVITIES:

Capital expenditures	(14,100)	(20,048)

Decrease in notes receivable from related parties	161	224

Net cash used in investing activities	(13,939)	(19,824)

FINANCING ACTIVITIES:

Proceeds from revolving line of credit, net of repayments	—	12,000

Repayments of long-term debt	(256)	(186)

Proceeds from stock options exercised and employee stock purchases	41	632

Proceeds from minority partners contributions	187	324

Distributions to minority members and partners	(1,155)	(2,143)

Net cash provided by (used in) financing activities	(1,183)	10,627

Net decrease in cash and cash equivalents	(7,498)	(369)

Cash and cash equivalents at the beginning of the period	18,857	5,333

Cash and cash equivalents at the end of the period	$11,359	$4,964

Supplemental disclosure of cash flow information:

Benefit from disqualifying stock option dispositions credited to equity	—	368

See accompanying notes to unaudited condensed financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

      P.F. Chang’s China Bistro, Inc. (the “Company”) owns and operates 42 full service restaurants (as of July 2, 2000) throughout the United States under the name of “P.F. Chang’s China Bistro.”

      The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The balance sheet at January 2, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 2, 2000 included in the Company’s Form 10-K.

2.  Net Income (Loss) Per Share

      Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options under the Company’s stock option plans and outstanding warrants.

3.  Credit Facility

      In December of 1999, the Company entered into a credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000, the Company amended the credit facility to allow for borrowings up to $45 million at an interest rate ranging from 100 to 225 basis points over the applicable LIBOR. The revolving credit facility matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1.00 and a fixed-charge ratio no less than 1.25: 1.00. The Company had borrowings totaling $12 million under the credit facility as of July 2, 2000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      P.F. Chang’s owns and operates 42 full service restaurants (as of July 2, 2000) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, to support the Company’s founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998 and 13 in 1999.

      The Company intends to open 15 new restaurants in fiscal year 2000 (six of which were open as of July 2, 2000). The units that the Company intends to develop in 2000 will be situated in approximately seven new markets across the United States. All of the remaining units planned for 2000 are currently under construction. Additionally, the Company has signed lease agreements or letters of intent for all of the units expected to open in 2001. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of approximately $2.0 million and a total capitalized investment of approximately $3.0 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      The Company believes that there is an opportunity to leverage its knowledge and expertise in Chinese and Asian cuisine. Accordingly, the Company has dedicated a limited amount of resources (both human and capital) to develop Pei Wei Asian Diner (“Pei Wei”), a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei will open its first unit in July 2000. The Company has committed to opening two Pei Wei units, both in the Phoenix area. Capital required for these two units will approximate $1.5 million in total. Additional resources may be allocated to Pei Wei in the future should the first two units demonstrate attractive unit-level return characteristics.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended June 27, 1999 and July 2, 2000 and for the six months ended June 27, 1999 and July 2, 2000, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended		Six Months Ended

	June 27,	July 2,	June 27,	July 2,
	1999	2000	1999	2000

STATEMENTS OF OPERATIONS DATA:

Revenues (in thousands)	$32,956	$53,496	$63,429	$104,910

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.6%	27.5%	27.6%	27.5%

Labor	29.8	29.2	29.9	29.4

Operating	17.2	17.1	17.0	17.1

Occupancy	6.8	6.3	6.8	6.3

Total restaurant operating costs	81.4	80.1	81.3	80.3

General and administrative	6.1	5.7	6.5	5.6

Depreciation and amortization	3.3	3.3	3.3	3.3

Preopening expense	4.0	2.6	3.2	2.1

Income from operations	5.2	8.3	5.7	8.7

Interest income (expense), net	0.4	0.0	0.6	0.1

Elimination of minority interests	(1.2)	(1.9)	(1.3)	(1.9)

Income before provision for income taxes	4.4	6.4	5.0	6.9

Provision for income taxes	(1.3)	(2.4)	(1.4)	(2.6)

Net income	3.1%	4.0%	3.6%	4.3%

  Revenues

      The Company’s revenues are derived entirely from food and beverage sales. Revenues increased by $20.5 million, or 62.3%, to $53.5 million in the three months ended July 2, 2000 from $33.0 million in the three months ended June 27, 1999. Revenues increased by $41.5 million, or 65.4%, to $104.9 million in the six months ended July 2, 2000 from $63.4 million in the six months ended June 27, 1999. The increase in second quarter 2000 revenues compared to second quarter 1999 revenues was primarily attributable to revenues of $13.3 million generated by new restaurants opened subsequent to June 27, 1999 and a $7.2 million increase in revenues in the three months ended July 2, 2000 for existing restaurants. The increase in year-to-date revenues for the six months ended July 2, 2000 compared to the six months ended June 27, 1999 was primarily attributable to revenues of $25.2 million generated by new restaurants opened subsequent to June 27, 1999 and a $16.3 million increase in revenues in the six months ended July 2, 2000 for existing restaurants. Increased customer visits produced comparable restaurant sales gains of 13.9% in the three months ended July 2, 2000 and 14.3% in the six months ended July 2, 2000. The Company did not implement any meaningful price increases in either period.

  Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased nominally as a percentage of revenues to 27.5% in the three months ended July 2, 2000 and the six months ended July 2, 2000 from 27.6% in the three months ended June 27, 1999 and the six months ended July 2,

2000. Excluding seasonal fluctuations, the Company does not anticipate a significant change in commodity prices for the balance of the year.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues decreased to 29.2% in the three months ended July 2, 2000 from 29.8% in the three months ended June 27, 1999. Labor expenses decreased to 29.4% in the six months ended July 2, 2000 from 29.9% in the six months ended June 27, 1999. The decrease in labor expenses was primarily due to improvements in the management of hourly staff levels in the restaurants as the Company’s restaurants mature. However, as a result of tightening labor markets around the country, the Company has continued to experience an increase in its hourly wage rates across its system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs for the remainder of 2000.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company’s experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased nominally as a percentage of revenues to 17.1% in the three months ended July 2, 2000 from 17.2% in the three months ended June 27, 1999. Operating expenses increased nominally for the six months ended July 2, 2000 to 17.1% from 17.0% in the six months ended June 27, 1999.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased as a percentage of revenues to 6.3% in the three months ended July 2, 2000 and the six months ended July 2, 2000 from 6.8% in the three months ended June 27, 1999 and the six months ended June 27, 1999. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $3.0 million (5.7% of revenues) in the three months ended July 2, 2000 from $2.0 million (6.1% of revenues) in the three months ended June 27, 1999. General and administrative expenses increased to $5.9 million (5.6% of revenues) in the six months ended July 2, 2000 from $4.1 million (6.5% of revenues) in the six months ended June 27, 1999. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $751,000 and $1.3 million of additional compensation and benefits expense for the three months ended July 2, 2000 and the six months ended July 2, 2000 respectively, as well as additional costs to support a larger restaurant base, including additional travel expenses, consulting fees and accounting and legal fees. The decrease as a percentage of revenues was due primarily to the Company’s expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See “Elimination of minority interests” below).

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $1.8 million in the three months ended July 2, 2000 from $1.1 million in the three months ended June 27, 1999. Depreciation and amortization increased to $3.5 million in the six months ended July 2, 2000 from $2.1 million in the six months ended June 27, 1999. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to June 27, 1999 totaling $548,000 and $1.0 million for the three months ended July 2, 2000 and the six months ended July 2, 2000, respectively; as well as a full year’s depreciation and amortization on fixed assets in restaurants opened during the first half of 1999.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the three months ended July 2, 2000 increased to $1.4 million from $1.3 million in the three months ended June 27, 1999 and increased to $2.2 million in the six months ended July 2, 2000 from $2.0 million in the six months ended June 27, 1999. Preopening expenses in the three month period ended July 2, 2000 and the six month period ended July 2, 2000 are comparable to the respective periods in 1999 due to the fact that the number and timing of restaurants opened during the first half of 2000 is similar to the number and timing of restaurants opened in the first six half of 1999.

  Interest income

      Interest income decreased to $46,000 in the three months ended July 2, 2000 from $131,000 in the three months ended June 27, 1999. Interest income decreased to $65,000 in the six months ended July 2, 2000 from $349,000 in the six months ended June 27, 1999. The decrease was due to the Company’s use of its current cash reserves for restaurant development (see “Liquidity and Capital Resources” below). The Company has not recorded interest expense thus far in fiscal 2000 since all borrowings under the credit facility have been to fund the construction of new restaurants; thus interest incurred to date on the Company’s credit facility has been capitalized to the extent allocable in accordance with generally accepted accounting principles.

  Elimination of minority interests

      Elimination of minority interests represents the portion of the Company’s net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers (“Market Partners”), certain of its general managers (“Operating Partners”) and certain of its executive chefs (“Culinary Partners”). Elimination of minority interests increased to $1.0 million for the three months ended July 2, 2000 from $399,000 for the three months ended June 27, 1999. Elimination of minority interests increased to $2.0 million for the six months ended July 2, 2000 from $816,000 for the six months ended June 27, 1999. The increase in both periods was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for income taxes

      The provision for income taxes increased to $1.3 million for the three months ended July 2, 2000 from $415,000 for the three months ended June 27, 1999 and increased to $2.8 million for the six months ended July 2,2000 from $906,000 for the six months ended June 27, 1999. The increase in both periods was due primarily to the fact that the Company’s taxable income in excess of the Company’s net operating loss carryforward increased substantially from the prior periods. The income tax provision for 2000 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, due primarily to state income tax benefits. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company’s expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

Liquidity and Capital Resources

      The Company has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $8.8 million and $7.6 million for the six months ended July 2, 2000 and June 27, 1999, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of minority interest, depreciation and amortization and reductions in receivables.

      The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the six months ended July 2, 2000 and June 27, 1999 was $19.8 million and $13.9 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open 9 new restaurants for the remainder of 2000 (six new restaurants were opened during the first half of 2000) and another 13 to 15 new restaurants in 2001. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $2.0 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash provided by financing activities for the six months ended July 2, 2000 was $10.6 million compared to net cash used in financing activities for the six months ended June 27, 1999 of $1.2 million. Financing activities in the first six months of 2000 consisted principally of proceeds on the Company’s credit facility, offset by distributions to minority partners. Financing activities in the first six months of 1999 consisted principally of distributions to minority partners.

      In December of 1999, the Company entered into a credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000, the Company ammended the credit facility to allow for borrowings up to $45 million at an interest rate ranging from 100 to 225 basis points over the applicable LIBOR. The revolving credit facility matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1.00 and a fixed-charge ratio no less than 1.25: 1.00. The Company had borrowings totaling $12 million under the credit facility as of July 2, 2000.

      The Company’s capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current credit facility will be sufficient to fund its capital requirements through 2001. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

Risk Factors

  Uncertainties Associated with Expanding Operations

      The Company operates 42 restaurants (as of July 2, 2000), 14 of which have been opened within the last twelve months. The results achieved to date by the Company’s relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

  Changes in Food Costs

      The Company’s profitability is dependent in part on its ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, the Company relies on Distributors Marketing Alliance as the primary distributor of its food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. The Company has a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which the Company believes are consistent with those made available to similarly situated restaurant companies. Although the Company believes that alternative distribution sources are available, any increase in distribution prices or failure to perform by Distributors Marketing Alliance could cause the Company’s food costs to fluctuate. Further, various factors beyond the Company’s control, including adverse weather conditions and governmental regulation, may affect the Company’s food costs. There can be no assurance that the Company will be able to anticipate and react to changing food costs through its purchasing practices and menu price adjustments in the future, and failure to do so could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

      Management believes that the market risk associated with the Company’s market risk sensitive instruments as of July 2, 2000 is not material, and therefore, disclosure is not required.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company was not involved in any material legal proceedings as of July 2, 2000.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on April 26, 2000. There were three proposals up for approval. The results of voting are as follows:

      1)  The election of the entire Board of Directors:

		Total
	Total	Votes
	Votes For	Against	Abstain

Richard L. Federico	7,510,319		1,635

Paul M. Fleming	7,510,414		1,540

J. Michael Chu	7,502,674		9,280

R. Michael Welborn	7,510,414		1,540

James G. Shennan	7,510,319		1,635

Lane Cardwell	7,510,019		1,935

      2) The amendment to the 1998 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 400,000 shares:

	Total
Total	Votes
Votes For	Against	Abstain

6,039,853	1,462,521	9,580

      3)  The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

7,505,119	5,985	850

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit
Number	Description Document

10.1	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
27.1	Financial Data Schedule.

      (b)  Report on Form 8-K:

      No reports on Form 8-K have been filed by the Company during the six months ended July 2, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2000.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD FEDERICO

Richard Federico
Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RICHARD L. FEDERICO Richard L. Federico	Chief Executive Officer, President and Director (Principal Executive Officer)	August 8, 2000
/s/ ROBERT T. VIVIAN Robert T. Vivian	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 8, 2000

INDEX TO EXHIBITS

Exhibit
Number	Description Document

10.1	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
27.1	Financial Data Schedule.