Form 10-Q
period 2000-10-01
P F CHANGS CHINA BISTRO INC
filed 2000-11-14
CIK 1039889

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM       TO         .

                         COMMISSION FILE NUMBER: 0-25123

                         P.F. CHANG'S CHINA BISTRO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        86-0815086
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    15210 N. SCOTTSDALE RD., STE. 300, SCOTTSDALE, ARIZONA         85254

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

    As of October 1, 2000, there were outstanding 10,411,960 shares of the Registrant's Common Stock.

                        TABLE OF CONTENTS


ITEM                                                                                    PAGE
----                                                                                    ----
                                  PART I FINANCIAL INFORMATION
1.       Financial Statements (Unaudited)............................................     2

         Condensed Consolidated Balance Sheets as of January 2, 2000
           and October 1, 2000.......................................................     2

         Condensed Consolidated Statements of Income for the Three
           Months Ended September 26, 1999 and October 1, 2000 and for the
           Nine Months Ended September 26, 1999 and October 1, 2000..................     3

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 26, 1999 and October 1, 2000.......................     4

         Notes to Unaudited Condensed Consolidated Financial Statements..............     5


2.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................................     6

3.       Quantitative and Qualitative Disclosures About Market Risk..................    13


                                  PART II OTHER INFORMATION

1.       Legal Proceedings...........................................................    13

2.       Changes in Securities and Use of Proceeds...................................    13

3.       Defaults upon Senior Securities.............................................    13

4.       Submission of Matters to a Vote of Security Holders.........................    13

5.       Other Information...........................................................    14

6.       Exhibits and Reports on Form 8-K............................................    14

                          PART I FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         P.F. CHANG'S CHINA BISTRO, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                      NOTE 1       UNAUDITED
                                                                     JANUARY 2,    OCTOBER 1,
                                                                       2000           2000
                                                                     -----------------------
                                                                          (IN THOUSANDS)
  ASSETS
Current assets:
  Cash and cash equivalents ..............................         $  5,333         $  2,685
  Receivables ............................................            1,275            3,727
  Inventories ............................................            1,085            1,494
  Current portion of notes receivable from related
     parties .............................................              386              155
  Prepaids and other current assets ......................            1,204            2,241
                                                                   --------         --------
Total current assets .....................................            9,283           10,302
Construction-in-progress .................................            7,041            7,828
Property and equipment, net ..............................           56,395           80,694
Goodwill, net ............................................            7,438            7,453
Notes receivable from related parties, less current
portion ..................................................              251               --
Other assets .............................................            1,299            2,120
                                                                   --------         --------
          Total assets ...................................         $ 81,707         $108,397
                                                                   ========         ========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade ...............................         $  2,545         $  4,105
  Construction payable ...................................            1,244            1,610
  Accrued payroll ........................................            2,148            3,441
  Sales and use tax payable ..............................            1,317            1,607
  Other accrued expenses .................................            3,376            4,382
  Income tax liability ...................................            1,687               --
  Unearned revenue .......................................            1,676            1,349
  Revolving Line of Credit ...............................               --           15,000
  Current portion of long-term debt ......................              281              254
                                                                   --------         --------
Total current liabilities ................................           14,274           31,748
Long-term debt ...........................................            1,548            1,558
Deferred income tax liability ............................              601            1,171
Interests of minority members and partners in consolidated
  limited liability companies and partnerships ...........              494              925
Common stockholders' equity:
  Common stock, $0.001 par value, 20,000,000 shares
     authorized: 10,254,856 shares issued and outstanding
     at January 2, 2000 and 10,411,960 at
     October 1, 2000 .....................................               10               10
  Additional paid-in capital .............................           63,934           65,502
  Retained earnings ......................................              846            7,483
                                                                   --------         --------
Total common stockholders' equity ........................           64,790           72,995
                                                                   --------         --------
Total liabilities and common stockholders' equity ........         $ 81,707         $108,397
                                                                   ========         ========

      See accompanying notes to unaudited condensed financial statements.

                         P.F. CHANG'S CHINA BISTRO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 ------------------------  ------------------------
                                                                   SEPT. 26,   OCTOBER 1,    SEPT. 26,   OCTOBER 1,
                                                                     1999         2000         1999         2000
                                                                 -----------  -----------  -----------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .....................................         $  40,961          $  61,179          $ 104,390          $ 166,088
Costs and expenses:
  Restaurant operating costs:
     Cost of sales ...........................            11,405             16,996             28,888             45,806
     Labor ...................................            12,268             18,118             31,203             48,988
     Operating ...............................             7,030             10,696             17,811             28,615
     Occupancy ...............................             2,588              3,798              6,916             10,411
                                                       ---------          ---------          ---------          ---------
       Total restaurant operating costs ......            33,291             49,608             84,818            133,820
  General and administrative .................             2,452              3,042              6,600              8,892
  Depreciation and amortization ..............             1,327              2,011              3,412              5,473
  Preopening .................................             1,313              2,021              3,340              4,187
                                                       ---------          ---------          ---------          ---------
Income from operations .......................             2,578              4,497              6,220             13,716
Interest income ..............................                40                 33                390                 98
                                                       ---------          ---------          ---------          ---------
Income before elimination of minority members'
and partners' interests and provision for
income taxes .................................             2,618              4,530              6,610             13,814
Elimination of minority members' and partners'
  interests ..................................              (671)            (1,105)            (1,487)            (3,084)
                                                       ---------          ---------          ---------          ---------
Income before provision for income taxes .....             1,947              3,425              5,123             10,730
Provision for income taxes ...................              (595)            (1,305)            (1,501)            (4,093)
                                                       ---------          ---------          ---------          ---------
Net income ...................................         $   1,352          $   2,120          $   3,622          $   6,637
                                                       =========          =========          =========          =========
Net income per share:
  Basic ......................................         $    0.13          $    0.20          $    0.35          $    0.64
                                                       =========          =========          =========          =========
  Diluted ....................................         $    0.12          $    0.19          $    0.32          $    0.59
                                                       =========          =========          =========          =========
Weighted average shares used in computation:
  Basic ......................................            10,223             10,400             10,207             10,356
                                                       =========          =========          =========          =========
  Diluted ....................................            11,149             11,344             11,152             11,324
                                                       =========          =========          =========          =========

      See accompanying notes to unaudited condensed financial statements.

                         P.F. CHANG'S CHINA BISTRO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                   NINE MONTHS ENDED
                                                                 ----------------------
                                                                SEPT. 26,      OCTOBER 1,
                                                                 1999             2000
                                                                 ----             ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income ..........................................         $  3,622          $  6,637
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization .....................            3,086             5,142
  Amortization of goodwill ..........................              326               331
  Minority members' and partners' interests .........            1,487             3,084
  Changes in operating assets and liabilities:
     Receivables ....................................            1,481            (2,452)
     Inventories ....................................             (241)             (409)
     Prepaids and other current assets ..............             (356)           (1,037)
     Other assets ...................................             (643)             (821)
     Accounts payable -- trade ......................             (826)            1,560
     Construction payable ...........................             (165)              366
     Accrued payroll ................................             (167)            1,293
     Sales and use tax payable ......................              330               290
     Other accrued expenses .........................              738             1,006
     Income tax liability ...........................            1,122              (644)
     Unearned revenue ...............................              (63)             (327)
                                                              --------          --------
Net cash provided by operating activities ...........            9,731            14,019
INVESTING ACTIVITIES:
Capital expenditures ................................          (22,935)          (30,228)
Increase (decrease) in notes receivable from related
parties .............................................              237               482
                                                              --------          --------
Net cash used in investing activities ...............          (22,698)          (29,746)
FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of
repayments ..........................................               --            15,000
Repayments of long-term debt ........................             (388)             (233)
Proceeds from stock options exercised and employee
stock purchases .....................................              457             1,095
Proceeds from minority partners contributions .......              311               390
Purchase of minority interests ......................               --               102
Distributions to minority members and partners ......           (1,890)           (3,275)
                                                              --------          --------
Net cash provided by (used in) financing activities .           (1,510)           13,079
                                                              --------          --------
Net decrease in cash and cash equivalents ...........          (14,477)           (2,648)
Cash and cash equivalents at the beginning of the
period ..............................................           18,857             5,333
                                                              --------          --------
Cash and cash equivalents at the end of the period ..         $  4,380          $  2,685
                                                              ========          ========
Supplemental disclosure of cash flow information:
Purchase of minority interests through issuance of LT
debt and conversion to members capital ..............         $     --          $    346
Cash paid for interest ..............................               32               494
Cash paid for income taxes ..........................              379             5,637
Benefit from disqualifying stock option dispositions
  credited to equity ................................               --               473


      See accompanying notes to unaudited condensed financial statements.

                         P.F. CHANG'S CHINA BISTRO, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    P.F. Chang's China Bistro, Inc. (the "Company") owns and operates 49 full service restaurants (as of October 1, 2000) throughout the United States under the name of "P.F. Chang's China Bistro."

    The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine month period ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.  NET INCOME PER SHARE

    Net income per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options under the Company's stock option plans and outstanding warrants.

3.  CREDIT FACILITY

     In December of 1999, the Company entered into a credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000, the Company amended the credit facility to allow for borrowings up to $45 million at an interest rate ranging from 100 to 225 basis points over the applicable LIBOR. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1.00 and a fixed-charge ratio no less than 1.25: 1.00. The Company had borrowings totaling $15 million under the credit facility as of October 1, 2000. The Company has not recorded interest expense related to borrowings under the credit facility thus far in fiscal 2000 since all borrowings under the credit facility have been to fund the construction of new restaurants; thus interest incurred to date on the Company's credit facility has been capitalized to the extent allocable in accordance with generally accepted accounting principles. Interest paid under the credit facility for the nine months ended October 1, 2000 was $358,000.

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

OVERVIEW

    P.F. Chang's owns and operates 49 full service restaurants (as of October 1, 2000) that feature a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. The Company was formed in early 1996 with the acquisition of the four original P.F. Chang's restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, the Company's Chief Executive Officer and Chief Financial Officer, respectively, to support the Company's founder, Paul Fleming. Utilizing a partnership management philosophy, the Company embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998 and 13 in 1999.

    The Company intends to open 16 new restaurants in fiscal year 2000 (thirteen of which were open as of October 1, 2000). The units that the Company intends to develop in 2000 will be situated in approximately eight new markets across the United States. All of the remaining units planned for 2000 are currently under construction. Additionally, the Company anticipates opening thirteen to fourteen restaurants in 2001. The Company has signed lease agreements or letters of intent for all of these units. The Company intends to continue to develop restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require on average, a total cash investment of approximately $2.1 million and a total capitalized investment of approximately $3.1 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See "Risk Factors -- Development and Construction Risks."

    The Company believes that there is an opportunity to leverage its knowledge and expertise in Chinese and Asian cuisine. Accordingly, the Company has dedicated a limited amount of resources (both human and capital) to develop Pei Wei Asian Diner ("Pei Wei"), a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang's China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix area. The Company has committed to opening one additional Pei Wei unit in the Phoenix area. Capital required for these two units will approximate $1.5 million in total. Additional resources may be allocated to Pei Wei in the future should Pei Wei demonstrate attractive unit-level return characteristics.

RESULTS OF OPERATIONS

    The following table sets forth certain unaudited quarterly information for the three months ended September 26, 1999 and October 1, 2000 and for the nine months ended September 26, 1999 and October 1, 2000, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

    Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company's experience to date has been that labor and operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       ------------------                       -----------------
                                                  SEPT. 26,          OCTOBER 1,           SEPT. 26,         OCTOBER 1,
                                                    1999               2000                1999                 2000
                                                -----------        -----------          -----------           --------
STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands) ...............         $   40,961          $   61,179          $  104,390           $  166,088
Costs and expenses:
  Restaurant operating costs:
     Cost of sales ....................               27.8%               27.8%               27.7%                27.6%
     Labor ............................               30.0                29.6                29.9                 29.5
     Operating ........................               17.2                17.5                17.1                 17.2
     Occupancy ........................                6.3                 6.2                 6.6                  6.3
                                                ----------          ----------          ----------           ----------
       Total restaurant operating costs               81.3                81.1                81.3                 80.6
  General and administrative ..........                6.0                 5.0                 6.3                  5.4
  Depreciation and amortization .......                3.2                 3.3                 3.3                  3.3
  Preopening expense ..................                3.2                 3.3                 3.2                  2.5
                                                ----------          ----------          ----------           ----------
Income from operations ................                6.3                 7.3                 5.9                  8.2
Interest income (expense), net ........                0.1                 0.0                 0.4                  0.1
Elimination of minority interests .....               (1.6)               (1.8)               (1.4)                (1.8)
                                                ----------          ----------          ----------           ----------
Income before provision for income
taxes .................................                4.8                 5.5                 4.9                  6.5
Provision for income taxes ............               (1.5)               (2.1)               (1.4)                (2.5)
                                                ----------          ----------          ----------           ----------
Net income ............................                3.3%                3.4%                3.5%                 4.0%
                                                ==========          ==========          ==========           ==========

   Revenues

    The Company's revenues are derived entirely from food and beverage sales. Revenues increased by $20.2 million, or 49.3%, to $61.2 million in the three months ended October 1, 2000 from $41.0 million in the three months ended September 26, 1999. Revenues increased by $61.7 million, or 59.1%, to $166.1 million in the nine months ended October 1, 2000 from $104.4 million in the nine months ended September 26, 1999. The increase in third quarter 2000 revenues compared to third quarter 1999 revenues was primarily attributable to revenues of $12.5 million generated by new restaurants opened subsequent to September 26, 1999, a $7.2 million increase in revenues in the three months ended October 1, 2000 for existing restaurants and $510,000 of revenues generated by Pei Wei Asian Diner, Inc. The increase in year-to-date revenues for the nine months ended October 1, 2000 compared to the nine months ended September 26, 1999 was primarily attributable to revenues of $22.6 million generated by new restaurants opened subsequent to September 26, 1999, a $38.6 million increase in revenues in the nine months ended October 1, 2000 for existing restaurants and $510,000 of revenues generated by Pei Wei Asian Diner, Inc. Increased customer visits produced comparable restaurant sales gains of 10.9% in the three months ended October 1, 2000 and 13.0% in the nine months ended October 1, 2000. The Company did not implement any meaningful price increases in either period.

   Costs and expenses

    Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales remained consistent as a percentage of revenues at 27.8% in the three months ended October 1, 2000 and the three months ended September 26, 1999. Cost of sales decreased nominally as a percentage of revenues to 27.6% in the nine months ended October 1, 2000 from 27.7% in the nine months ended September 26, 1999. The Company does not anticipate a significant change in commodity prices for the balance of the year.

    Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues decreased to 29.6% in the three months ended October 1, 2000 from 30.0% in the three months ended September 26, 1999. Labor expenses decreased to 29.5% in the nine months ended October 1, 2000 from 29.9% in the nine months ended September 26, 1999. The decrease in labor expenses was primarily due to improvements in the management of hourly staff levels in the restaurants as the Company's restaurants mature. However, as a result of tightening labor markets around the country, the Company has continued to experience an increase in its hourly wage rates across its system. The Company expects that tighter labor markets will continue to exert upward pressure on its labor costs for the remainder of 2000 and 2001.

    Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, the Company's experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to

17.5% in the three months ended October 1, 2000 from 17.2% in the three months ended September 26, 1999 due primarily to rising utility costs, particularly in Southern California. Operating expenses increased nominally for the nine months ended October 1, 2000 to 17.2% from 17.1% in the nine months ended September 26, 1999.

    Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased nominally as a percentage of revenues to 6.2% in the three months ended October 1, 2000 from 6.3% in the three months ended September 26, 1999. Occupancy costs decreased as a percentage of revenues to 6.3% in the nine months ended October 1, 2000 from 6.6% in the nine months ended September 26, 1999. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

    General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $3.0 million (5.0% of revenues) in the three months ended October 1, 2000 from $2.5 million (6.0% of revenues) in the three months ended September 26, 1999. General and administrative expenses increased to $8.9 million (5.4% of revenues) in the nine months ended October 1, 2000 from $6.6 million (6.3% of revenues) in the nine months ended September 26, 1999. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $350,000 and $1.5 million of additional compensation and benefits expense for the three months ended October 1, 2000 and the nine months ended October 1, 2000 respectively, as well as additional costs to support a larger restaurant base, including additional travel expenses, consulting fees and accounting and legal fees. The decrease as a percentage of revenues was due primarily to the Company's expanding revenue base and its ability to leverage the duties and responsibilities of its Market Partners (See "Elimination of minority interests" below).

    Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of minority ownership interests. Depreciation and amortization increased to $2.0 million in the three months ended October 1, 2000 from $1.3 million in the three months ended September 26, 1999. Depreciation and amortization increased to $5.5 million in the nine months ended October 1, 2000 from $3.4 million in the nine months ended September 26, 1999. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to September 26, 1999 totaling $526,000 and $1.1 million for the three months ended October 1, 2000 and the nine months ended October 1, 2000, respectively; as well as a full year's depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 1999.

    Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended October 1, 2000 increased to $2.0 million from $1.3 million in the three months ended September 26, 1999 and increased to $4.2 million in the nine months ended October 1, 2000 from $3.3 million in the nine months ended September 26, 1999. Preopening expenses in the three month period ended October 1, 2000 and the nine month period ended October 1, 2000 increased primarily due to the fact that the company opened 13 restaurants in the first nine months of 2000 compared to only 11 new restaurants in the first nine months of 1999. Additionally, due to construction delays in opening some of our restaurants in the third quarter of 2000, the company incurred higher than expected preopening costs on those restaurants.

   Interest income (expense), net

    Interest income decreased to $33,000 in the three months ended October 1, 2000 from $40,000 in the three months ended September 26, 1999. Interest income decreased to $98,000 in the nine months ended October 1, 2000 from $390,000 in the nine months ended September 26, 1999. The decrease was due to the Company's use of its current cash reserves for restaurant development (see "Liquidity and Capital Resources" below). The Company has not recorded interest expense thus far in fiscal 2000 since all borrowings under its credit facility have been to fund the construction of new restaurants; thus interest incurred to date on the Company's credit facility has been capitalized to the extent allocable in accordance with generally accepted accounting principles. Interest paid under the credit facility for the nine months ended October 1, 2000 was $358,000

   Elimination of minority interests

    Elimination of minority interests represents the portion of the Company's net earnings which are attributable to the collective ownership interests of its partners. The Company has provided for a partnership management structure in which it has entered into a series of partnership agreements with its regional managers ("Market Partners"), certain of its general managers ("Operating Partners") and certain of its executive chefs ("Culinary Partners"). Elimination of minority interests increased to $1.1 million for the three months ended October 1, 2000 from $671,000 for the three months ended September 26, 1999. Elimination of minority interests increased to $3.1 million for the nine months ended October 1, 2000 from $1.5 for the nine months ended September 26, 1999. The increase in both periods was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

   Provision for income taxes

    The provision for income taxes increased to $1.3 million for the three months ended October 1, 2000 from $595,000 for the three months ended September 26, 1999 and increased to $4.1 million for the nine months ended October 1, 2000 from $1.5 million for the nine months ended September 26, 1999. The increase in the tax provision was due primarily to higher profitability in both periods without the benefit of any net operating loss carryforward. The income tax provision for 2000 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, due primarily to state income tax benefits and wage related tip credits. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of the Company's expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $14.0 million and $9.7 million for the nine months ended October 1, 2000 and September 26, 1999, respectively. Net cash provided by operating activities exceeded net income for the nine months ended October 1, 2000 due principally to the effect of minority interest, depreciation and amortization, offset by an increase in receivables (amounts due from landlords for tenant improvements). Net cash provided by operating activities exceeded net income for the nine months ended September 26, 1999 due principally to the effect of minority interest, depreciation and amortization, and a reduction in receivables.

    The Company uses cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the nine months ended October 1, 2000 and September 26, 1999 was $29.7 million and $22.7 million, respectively. Capital expenditures made up the majority of its investing activities in both periods. The Company intends to open 3 new restaurants for the remainder of 2000 (13 new restaurants were opened during the first nine months of 2000) and another 13 to 14 new restaurants in 2001. The Company expects that its planned future restaurants will require, on average, a total cash investment per restaurant, exclusive of landlord contributions, of approximately $2.1 million. Preopening expenses are expected to average approximately $300,000 per restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

    Net cash provided by financing activities for the nine months ended October 1, 2000 was $13.1 million compared to net cash used in financing activities for the nine months ended September 26, 1999 of $1.5 million. Financing activities in the first nine months of 2000 consisted principally of proceeds on the Company's credit facility, offset by distributions to minority partners. Financing activities in the first nine months of 1999 consisted principally of distributions to minority partners.

    In December of 1999, the Company entered into a credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000, the Company amended the credit facility to allow for borrowings up to $45 million at an interest rate ranging from 100 to 225 basis points over the applicable LIBOR. The revolving credit facility matures on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1.00 and a fixed-charge ratio no less than 1.25: 1.00. The Company had borrowings totaling $15 million under the credit facility as of October 1, 2000.

    The Company's capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Although no assurance can be given, the Company believes that cash flow from operations together with its current credit facility will be sufficient to fund its capital requirements through 2002. In the event that additional capital is required, the Company may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. There can be no assurance that such capital will be available on favorable terms, if at all.

RISK FACTORS

   Uncertainties Associated with Expanding Operations

    The Company operates 49 restaurants (as of October 1, 2000), 15 of which have been opened within the last twelve months. The results achieved to date by the Company's existing restaurants may not be indicative of those restaurants' long-term performance or the potential market acceptance of restaurants in other locations. Further, there can be no assurance that any new restaurant which the Company opens will obtain similar operating results to those of prior restaurants. The Company anticipates that its new restaurants will commonly take several months to reach planned operating levels due to certain inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

   Fluctuations in Operating Results

    The Company's operating results may fluctuate significantly as a result of a variety of factors, including general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors, weather conditions, seasonality, the timing of new restaurant openings and related expenses, revenues contributed by new restaurants and increases or decreases in comparable restaurant revenues. Historically, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, the Company's experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to have a meaningful impact on preopening expenses and labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Management believes that the market risk associated with the Company's market risk sensitive instruments as of October 1, 2000 is not material, and therefore, disclosure is not required.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company was not involved in any material legal proceedings as of October 1, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 26, 2000. There were three proposals up for approval. The results of voting are as follows:

    1) The election of the entire Board of Directors:

                                                                          TOTAL
                                                                TOTAL     VOTES
                                                              VOTES FOR  AGAINST  ABSTAIN
                                                              ---------  -------  -------

                 Richard L. Federico.......................    7,510,319            1,635
                 Paul M. Fleming...........................    7,510,414            1,540
                 J. Michael Chu............................    7,502,674            9,280
                 R. Michael Welborn........................    7,510,414            1,540
                 James G. Shennan..........................    7,510,319            1,635
                 Lane Cardwell.............................    7,510,019            1,935

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

                      EXHIBIT
                      NUMBER            DESCRIPTION DOCUMENT

                      10.1              Amendment to Credit Agreement, dated
                                        June 26, 2000, between the Company and
                                        Bank of America, N.A.

                      27.1              Financial Data Schedule.

    (b) Report on Form 8-K:

    No reports on Form 8-K have been filed by the Company during the nine months ended October 1, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                                P.F. CHANG'S CHINA BISTRO, INC.



                                                By:/s/ RICHARD FEDERICO
                                                -------------------------------
                                                       Richard Federico
                                                       Chief Executive Officer

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


                      SIGNATURE                               TITLE                             DATE
                      ---------                               -----                             ----


                /s/    RICHARD L. FEDERICO        Chief Executive Officer,               November 14, 2000
                ---------------------------        President and Director
                Richard L. Federico                (Principal Executive Officer)



                /s/    ROBERT T. VIVIAN           Chief Financial Officer and            November 14, 2000
                ---------------------------        Secretary (Principal Financial
                Robert T. Vivian                    and Accounting Officer)



                       INDEX TO EXHIBITS


 EXHIBIT
 NUMBER         DESCRIPTION DOCUMENT

 10.1           Amendment to Credit Agreement, dated June
                26, 2000, between the Company and Bank of America, N.A.

 27.1           Financial Data Schedule.