Form 10-K405
period 2000-12-31
P F CHANGS CHINA BISTRO INC
filed 2001-03-06
CIK 1039889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 0-25123

P.F. CHANG’S CHINA BISTRO, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

15210 N. Scottsdale Rd., Ste. 300 Scottsdale, AZ	85254 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (602) 957-8986

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based on the closing sale price of $37.75 on February 14, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $345,895,096.

      On February 14, 2001 there were outstanding 11,703,144 shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

(to the extent indicated herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held April 25, 2001.

PART I

Item 1.  Business

General

      P.F. Chang’s owned and operated 52 full service restaurants as of December 31, 2000 that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. Our menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t’sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the P.F. Chang’s menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Ravioli, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Dan Noodles. Our traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

      We also owned and operated one limited service restaurant as of December 31, 2000. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area. We have committed to opening two additional Pei Wei units in the Phoenix area and two in the Dallas, Texas area in 2001. Capital required for these units will approximate $700,000 each. Additional resources and infrastructure will be allocated to Pei Wei in the coming months as we prepare to push forward with the development of the Pei Wei concept.

Concept and Strategy

      P.F. Chang’s objectives are to develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to the our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners and participate in the cash flows of the restaurants for which they have responsibility. We believe we have demonstrated the viability of the P.F. Chang’s concept in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management incentives provided by our partnership programs should position us to continue this expansion without sacrificing P.F. Chang’s restaurant level operating performance and return on investment.

Menu

      The menu for our full service, or Bistro, restaurants, offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t’sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow roasted Cantonese-style ducklings, chickens, BBQ spare ribs and BBQ pork are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. MSG is not used in any P.F. Chang’s menu items.

      In addition to the core menu, the Bistro menu also offers special lunch and dinner selections. These menus offer specials developed by our executive chefs around the country and are changed two to three times a year. Individual items that are well received by guests migrate to the core menu. Fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including trips to China by our corporate executive chef, continually reinforce our commitment to training P.F. Chang’s chefs and enhancing our menu offerings.

      P.F. Chang’s entrees range in price from $8.00 to $13.00, and our appetizers range in price from $3.00 to $8.00. The average check per guest, including alcoholic beverages, is approximately $17 to $18. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 20% of revenues. Lunch and dinner contribute approximately 30% and 70% of revenues, respectively.

Operations

      In order to provide incentive to key management personnel, P.F. Chang’s has entered into a series of partnership agreements with its regional managers, certain of its general managers and certain of its executive chefs. These partnership agreements entitle the regional managers to a specified percentage of the cash flows from the restaurants that regional manager has developed and oversees. Similarly, the general manager and the executive chef at most of our restaurants are offered the opportunity to become partners and to receive a percentage of the cash flows from the restaurant in which they work. Each partner is required to purchase a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. Each partner is prohibited from selling or transferring his interest to another party during the initial five year period. After five years, P.F. Chang’s has the right to purchase the minority partners’ interests in the partners’ respective restaurants at fair market value, as calculated according to the partnership agreements. We have implemented this partnership structure to facilitate the development and operation of our restaurants. By requiring this level of commitment and by providing these partners with an opportunity to invest in the success of the restaurant, we believe that we are able to attract and retain experienced and highly motivated managers.

      Each of our regional manager partners oversees a territory that can support seven to ten restaurants. The regional manager’s role is to ensure that each restaurant within his or her territory achieves a competitive return on investment through the successful execution of our concept. The typical regional manager is an individual who has previously achieved a leadership position, such as Director of Operations, at a multi-unit, full-service restaurant company.

      P.F. Chang’s strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical restaurant consists of a general manager, two or three managers, an executive chef, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The executive chef is responsible for product quality, purchasing, food costs and kitchen labor costs. P.F. Chang’s requires its general managers and executive chefs to have significant experience in the full-service restaurant industry.

      P.F. Chang’s has a comprehensive 12 week management development program. This program consists of six weeks of culinary training, including both culinary job functions and culinary management. The remaining six weeks focus on service strategies, guest relations, office management and shift management. All management and culinary personnel are required to successfully complete all sections of this program. Upon the completion of each six week section each trainee must successfully complete a comprehensive certification administered by the regional manager partner, Director of Culinary Development or the Director of Training.

      The general managers are responsible for selecting employees for their restaurants. The general managers and regional managers are responsible for administering our staff training programs that are developed by the training and culinary departments. The employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

Marketing

      P.F. Chang’s focuses its business strategy on providing high quality, traditional Chinese cuisine served by an attentive staff in a distinctive environment at an affordable price. By focusing on the food, service and ambiance of the restaurant, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits.

      To attract new customers, P.F. Chang’s has also implemented a local, regional and national marketing strategy through paid advertising, public relations efforts and community involvement to maintain and build awareness throughout each community in which we operate. In order to increase local awareness of our restaurants, we build relationships with local radio personalities who provide testimonials to their listening audiences. We select stations that are consistently among the highest rated stations in their markets. Likewise, the radio personalities are very well recognized in their communities, not only on their station, but also in the market as a whole.

      P.F. Chang’s also undertakes specialty programs such as concierge and accommodation programs targeted to build relationships with the local hotel concierges, who offer personal recommendations to the guests of their establishments. Community involvement with local organizations, participation in non-profit benefits and auctions, chef demonstrations and cooking classes also increase consumer awareness.

      A national advertising campaign comprised of advertisements in inflight magazines, which carry a high level of traffic in our markets, is designed to make frequent travelers aware of our locations across the country.

Competition

      The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with P.F. Chang’s at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. Our primary competitors include mid-price, full service casual dining restaurants and locally-owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

Management Information Systems

      P.F. Chang’s utilizes an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point of sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results. We believe that our current point of sales system will be an adequate platform to support our planned expansion.

Purchasing

      P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications as well as purchasing and receiving guidelines ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts range in duration from two to twelve months. With the exception of produce, which is purchased locally, we utilize Distributors Marketing Alliance as the primary distributor of product to all of our restaurants. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive short term contract with Distributors Marketing Alliance on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

      At December 31, 2000, P.F. Chang’s employed approximately 7,000 persons, 74 of whom were executive office personnel, 415 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

      P.F. Chang’s believes that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns, over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as the performance of the entire system. These unit economics are set forth below.

      Please note that the restaurant level return on invested capital is not a generally accepted accounting principle measure of performance and does not represent a return on an individual stockholder’s investment in P.F. Chang’s. Rather, it measures the return on the capital invested in the restaurants by P.F. Chang’s. The restaurant-level return on invested capital is calculated as the quotient of the restaurant income (loss) before minority interests, interest (income) expense, net, income taxes, rent expense and preopening adjustment divided by the total restaurant invested capital. Interest (income) expense, net, income taxes and rent expense are excluded from this calculation to provide for an evaluation of operational results of individual restaurants without the variability introduced by different forms of financing and ownership, such as purchased and financed versus leased.

	Units opened in

	Pre 1996	1996	1997	1998	1999	2000	2001

	(dollars in thousands, except average weekly sales)

Fiscal 2000

Units(1)	4	3	6	10	13	16

Sales weeks	208	156	312	520	676	380

Average weekly sales	$125,427	$136,843	$102,782	$109,716	$93,878	$88,253

Change in comparable store sales(2)	9.3%	10.9%	11.0%	14.2%	10.7%

Restaurant-level operating margin	23.5%	24.3%	21.3%	21.8%	18.0%	9.5%

Revenues	$26,089	$21,348	$32,068	$57,052	$63,462	$33,535	$—

Total restaurant operating costs	19,960	16,169	25,240	44,624	52,009	30,336	—

General and administrative	—	—	—	—	—	—	—

Depreciation and amortization	359	360	762	1,865	2,514	1,293	—

Preopening expense	—	—	—	—	(5)	5,043	25

Interest (income) expense, net	4	115	—	—	—	—	—

Income (loss) before minority interest and income taxes(3)	5,766	4,704	6,066	10,563	8,944	(3,137)	(25)

Rent expense(4)	1,514	1,235	1,597	2,246	2,349	1,378	—

Interest expense, net	4	115	—	—	—	—	—

Preopening adjustment(5)	—	—	—	—	—	(551)	25

Restaurant income (loss), as adjusted	$7,284	$6,054	$7,663	$12,809	$11,293	$(2,310)	$—

Average restaurant assets employed(6)	$1,497	$3,013	$6,278	$18,321	$25,797	$9,805

Present value of remaining lease obligations(7)	3,715	4,072	7,315	13,150	14,193	5,146

Total restaurant invested capital	$5,212	$7,085	$13,593	$31,471	$39,990	$14,951

Restaurant-level return on invested capital	139.8%	85.4%	56.4%	40.7%	28.2%	(15.5)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Restaurant

	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)

Fiscal 2000

Units(1)	52	1		53

Sales weeks	2,252	23		2,275

Average weekly sales	$103,710	$58,723		$103,255

Change in comparable store sales(2)	11.7%

Restaurant-level operating margin	19.4%	16.3%		19.3%

Revenues	$233,554	$1,351	$—	$234,905

Total restaurant operating costs	188,338	1,131	—	189,469

General and administrative	—	—	12,290	12,290

Depreciation and amortization	7,153	50	671	7,874

Preopening expense	5,063	137	—	5,200

Interest (income) expense, net	119	—	(80)	39

Income (loss) before minority interest and income taxes(3)	32,881	33	($12,881)	$20,033

Rent expense(4)	10,319	82

Interest expense, net	119	—

Preopening adjustment(5)	(526)	—

Restaurant income (loss), as adjusted	$42,793	$115

Average restaurant assets employed(6)	$64,711	$240

Present value of remaining lease obligations(7)	47,591	152

Total restaurant invested capital	$112,302	$392

Restaurant-level return on invested capital	38.1%	29.3%

	Units opened in

	Pre 1996	1996	1997	1998	1999	2000	2001

	(dollars in thousands, except average weekly sales)

Fiscal 1999

Units(1)	4	3	6	10	13

Sales weeks	212	159	318	530	330

Average weekly sales	$115,119	$123,509	$92,685	$96,119	$87,378

Change in comparable store sales(2)	9.5%	11.5%	15.2%	13.4%

Restaurant-level operating margin	23.8%	23.4%	20.8%	19.6%	11.5%

Revenues	$24,405	$19,638	$29,474	$50,943	$28,835	$—	$—

Total restaurant operating costs	18,605	15,044	23,344	40,972	25,512	—	—

General and administrative	—	—	—	—	—	—	—

Depreciation and amortization	347	369	827	1,852	1,020	—	—

Preopening expense	—	—	—	(33)	3,826	551	—

Interest (income) expense, net	7	163	—	—	—	—	—

Income (loss) before minority interest and income taxes(3)	5,446	4,062	5,303	8,152	(1,523)	(551)	—

Rent expense(4)	1,404	1,044	1,463	1,986	1,013	—	—

Interest expense, net	7	163	—	—	—	—	—

Preopening adjustment(5)	—	—	—	—	(405)	551	—

Restaurant income (loss), as adjusted	$6,857	$5,269	$6,766	$10,138	$(915)	$—	$—

Average restaurant assets employed(6)	$1,507	$3,342	$6,981	$19,729	$12,797

Present value of remaining lease obligations(7)	4,171	4,156	7,621	13,440	6,600

Total restaurant invested capital	$5,678	$7,498	$14,602	$33,169	$19,397

Restaurant-level return on invested capital	120.8%	70.3%	46.3%	30.6%	(4.7)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Restaurant

	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)

Fiscal 1999

Units(1)	36			36

Sales weeks	1,549			1,549

Average weekly sales	$98,964			$98,964

Change in comparable store sales(2)	12.0%			12.0%

Restaurant-level operating margin	19.5%			19.5%

Revenues	$153,295	$—	$—	$153,295

Total restaurant operating costs	123,477	—	—	123,477

General and administrative	—	—	9,648	9,648

Depreciation and amortization	4,415	—	560	4,975

Preopening expense	4,344	—	—	4,344

Interest (income) expense, net	170	—	(602)	(432)

Income (loss) before minority interest and income taxes(3)	20,889	—	$(9,606)	$11,283

Rent expense(4)	6,910	—

Interest expense, net	170	—

Preopening adjustment(5)	146	—

Restaurant income (loss), as adjusted	$28,115	$—

Average restaurant assets employed(6)	$44,356

Present value of remaining lease obligations(7)	35,988

Total restaurant invested capital	$80,344

Restaurant-level return on invested capital	35.0%

	Units opened in

	Pre 1996	1996	1997	1998	1999	2000	2001

	(dollars in thousands, except average weekly sales)

Fiscal 1998

Units(1)	4	3	6	10

Sales weeks	208	156	312	149

Average weekly sales	$104,637	$110,374	$80,171	$94,207

Change in comparable store sales(2)	10.6%	17.7%	7.8%

Restaurant-level operating Margin	24.3%	22.6%	16.8%	10.6%

Revenues	$21,765	$17,218	$25,013	$14,037	$—	$—	$—

Total restaurant operating costs	16,479	13,324	20,823	12,552	—	—	—

General and administrative	—	—	—	—	—	—	—

Depreciation and amortization	301	393	798	383	—	—	—

Preopening expense	—	—	82	3,696	405	—	—

Interest expense, net	12	207	—	—	—	—	—

Income (loss) before minority interest and income taxes(3)	4,973	3,294	3,310	(2,594)	(405)	—	—

Rent expense(4)	1,241	872	1,297	604	—	—	—

Interest expense, net	12	207	—	—	—	—	—

Preopening adjustment(5)	—	—	82	(191)	405	—	—

Restaurant income (loss), as adjusted	$6,226	$4,373	$4,689	$(2,181)	$—	$—	$—

Average restaurant assets employed(6)	$1,648	$3,681	$7,598	$5,642

Present value of remaining lease obligations(7)	4,568	4,232	7,876	3,623

Total restaurant invested capital	$6,216	$7,913	$15,474	$9,265

Restaurant-level return on invested capital	100.2%	55.3%	30.3%	(23.5)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Restaurant

	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)

Fiscal 1998

Units(1)	23			23

Sales weeks	825			825

Average weekly sales	$94,586			$94,586

Change in comparable store sales(2)	12.8%			12.8%

Restaurant-level operating Margin	19.1%			19.1%

Revenues	$78,033	$—	$—	$78,033

Total restaurant operating costs	63,178	—	—	63,178

General and administrative	—	—	6,245	6,245

Depreciation and amortization	1,875	—	509	2,384

Preopening expense	4,183	—	—	4,183

Interest expense, net	219	—	958	1,177

Income (loss) before minority interest and income taxes(3)	8,578	—	$(7,712)	$866

Rent expense(4)	4,014	—

Interest expense, net	219	—

Preopening adjustment(5)	296	—

Restaurant income (loss), as adjusted	$13,107	$—

Average restaurant assets employed(6)	$18,569

Present value of remaining lease obligations(7)	20,299

Total restaurant invested capital	$38,868

Restaurant-level return on invested capital	33.7%

(1)	Units include all restaurants opened in the period indicated.

(2)	A unit becomes comparable in the eighteenth month of operation.

(3)	For purposes of this calculation, restaurant income (loss) before minority interest and income taxes represents restaurant revenues less all restaurant-specific operating costs, depreciation and amortization, preopening expenses and interest (income) expense, net. Preopening costs are aggregated in the month in which a restaurant opens. General and administrative expense, interest expense on general corporate debt, depreciation on general corporate assets and amortization of goodwill are excluded from the calculation.

(4)	Rent expense consists of minimum contractual rents plus contingent percentage rents.

(5)	Preopening adjustment represents preopening costs incurred in a fiscal year other than the fiscal year in which a restaurant opened. As noted in footnote (3) above, for purposes of this calculation, preopening costs are aggregated and expensed in the month in which a restaurant opens rather than in the fiscal year in which the costs were incurred and expensed for financial statement purposes.

(6)	Average restaurant assets employed represents the 12 month average of all restaurant-specific long-term assets, net of any accumulated depreciation and amortization, determined on a prorated basis for restaurants opened within the period.

(7)	Present value of remaining lease obligations represents the 12 month average discounted present value of restaurant lease payments to the date of lease expiration, using a 10 percent discount rate, determined on a prorated basis for restaurants opened within the period.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 52 full service, or Bistro, restaurants and one limited service, or Pei Wei, restaurant as of December 31, 2000, 17 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

  If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 53 restaurants as of December 31, 2000. We expect to open 14 Bistros and four Pei Wei restaurants in 2001. Our ability to expand successfully will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites;

•	negotiation of favorable lease arrangements;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	management of the costs of construction and development of new restaurants;

•	securing required governmental approvals and permits;

•	recruitment of qualified operating personnel, particularly managers and chefs;

•	weather conditions

•	competition in new markets; and

•	general economic conditions.

      The opening of additional restaurants in the future will depend in part upon our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our expansion. We may not be able to open our planned new operations on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations or cash flows.

Implementing our growth strategy may strain our management resources and negatively impact our competitive position.

      Our growth strategy may strain our management, financial and other resources. We must maintain a high level of quality and service at our existing and future restaurants, continue to enhance our operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers and chefs. We may not be able to effectively manage these and other factors necessary to permit us to achieve our expansion objectives, and any failure to do so could negatively impact our competitive position.

The inability to develop and construct our restaurants within projected budgets and time periods will adversely affect our business and financial condition.

      Each P.F. Chang’s full service and limited service restaurant is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

•	labor disputes;

•	shortages of materials and skilled labor;

•	weather interference;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations;

•	modifications in design to the size and scope of the projects; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

      If we are not able to develop additional P.F. Chang’s and Pei Wei restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows will be adversely affected.

  Potential labor shortages may delay planned openings or damage customer relations.

      Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including kitchen staff and waitstaff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations resulting in an adverse effect on our revenues or results of operations.

  Fluctuations in operating results may cause the market price of our common stock to decline.

      Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	general economic conditions;

•	consumer confidence in the economy;

•	changes in consumer preferences;

      •  competitive factors;

•	weather conditions;

•	timing of new restaurant openings and related expenses

•	revenues contributed by new restaurants;

•	increases or decreases in comparable restaurant revenues.

      Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses and labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors include mid-price, full-service casual dining restaurants and locally owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

      The restaurant business is often affected by changes in:

•	consumer tastes;

•	national, regional or local economic conditions;

•	demographic trends;

•	consumer confidence in the economy;

•	discretionary spending priorities;

•	weather conditions;

•	tourist travel;

•	traffic patterns; and

•	the type, number and location of competing restaurants.

      Changes in these factors could prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concept in order to compete with popular new restaurant formats or concepts that develop from time to time. We cannot assure you that we will be successful in implementing these modifications.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

      A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive salaries equal to the California minimum wage, which rose from $5.75 per hour effective March 1, 1998 to $6.25 per hour effective January 1, 2001. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased within the next 12 months. These minimum wage increases may have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

  Our inability to retain key personnel could negatively impact our business.

      Our success will continue to be highly dependent on our key operating officers and employees, including Richard Federico, our Chief Executive Officer, Robert Vivian, our President and Chief Financial Officer, and Frank Ziska, our Chief Development Officer. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers (market partners), general managers (operating partners) and executive chefs (chef partners), to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

  Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distributors Marketing Alliance as the primary distributor of our product. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

  Rising energy costs in several of our significant markets may continue to effect profitability.

      Our success depends in part on our ability to absorb increases in utility costs. Several regions of the United States in which we operate multiple restaurants, particularly California, have recently experienced significant increases in utility prices. If these increases continue it will have an adverse effect on our profitability.

  Failure to comply with governmental regulations could harm our business and our reputation.

      We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	environmental;

•	building construction;

•	zoning requirements; and

•	the preparation and sale of food and alcoholic beverages.

      Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the INS. Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with INS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force.

      Approximately 20% of our revenues at the Bistro and 5% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

      The federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans With Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

      Failure to comply with these regulations could negatively impact our business and our reputation.

  Litigation could have a material adverse effect on our business.

      We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse affect on our business.

      We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

Special Note Regarding Forward-Looking Statements

      Some of the statements in this Form 10-K and the documents we incorporate by reference constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.

Item 2.  Properties

      The following table depicts existing Bistros as of the date of this 10-K.

		Approximate Square	Interior
Existing Locations	Opening Date	Footage	Seating*

Scottsdale, AZ (Fashion Square)	July 1993	6,050	177
Newport Beach, CA (Fashion Island)	June 1994	5,050	155
La Jolla, CA (UTC)	August 1995	7,400	257
Irvine, CA (Spectrum Center)	November 1995	7,000	208
Las Vegas, NV (Paradise & Flamingo)	October 1996	7,000	220
Houston, TX (Highland Village)	December 1996	6,500	182
Littleton, CO (Park Meadows)	December 1996	7,600	245
Metarie, LA (Lakeside)	April 1997	5,850	201
Miami, FL (The Falls)	September 1997	5,800	206
Charlotte, NC (Phillips Place)	October 1997	6,900	211
N. Miami, FL (Aventura)	October 1997	7,000	244
Tempe, AZ (Centerpoint)	December 1997	6,600	228
McLean, VA (Tysons Corner)	December 1997	6,500	204
Dallas, TX (North Tollway)	March 1998	6,900	192
El Segundo, CA (Manhattan Beach)	June 1998	6,950	220
Austin, TX (Jollyville Road)	July 1998	7,000	196
Dallas, TX (NorthPark)	August 1998	6,100	178
Atlanta, GA (Ashwood & Perimeter)	October 1998	7,000	225
Birmingham, AL (The Summit)	October 1998	7,150	230
Denver, CO (LoDo)	October 1998	7,150	230
Northbrook, IL (Northbrook Court)	November 1998	7,000	210
Troy, MI (Somerset)	November 1998	7,000	217
West Hollywood, CA (Beverly Center)	December 1998	6,600	212
Boston, MA (CityPlace)	January 1999	5,750	182
Winter Park, FL (Winter Park Village)	March 1999	6,900	212
Westbury, NY (The Source)	April, 1999	7,600	239
Raleigh, NC (Crabtree Valley)	June, 1999	6,700	174
Scottsdale, AZ (Kierland Commons)	June, 1999	7,000	211
Salt Lake City, UT (Bandaloops)	June, 1999	7,000	242
Santa Monica, CA (Wilshire Blvd.)	July, 1999	6,700	200
Las Vegas, NV (Summerlin)	July, 1999	7,000	211
Walnut Creek, CA (Broadway Plaza)	August, 1999	6,400	197
Columbus, OH (Easton Town Center)	September, 1999	7,300	232
Alpharetta, GA (Mauel Road)	September, 1999	6,900	224
Kansas City, MO (Country Club Plaza)	November, 1999	7,000	287
Bethesda, MD (White Flint)	November, 1999	6,300	199
Chicago, IL (Downtown)	January, 2000	9,500	220
Buford, GA (Mall of Georgia)	January, 2000	5,600	142
Tucson, AZ (Joesler Village)	February, 2000	6,600	197
Memphis, TN (Park Place Centre)	May, 2000	7,200	163
San Diego, CA (Fashion Valley)	June, 2000	7,000	189
Lombard, IL (Fountain Square)	June, 2000	7,500	217
Woodland Hills, CA (Promenade)	July, 2000	7,000	197
White Plains, NY (The Westchester)	July, 2000	6,700	213

		Approximate Square	Interior
Existing Locations	Opening Date	Footage	Seating*

Broomfield, CO (Flatiron Crossing)	August, 2000	6,600	225
Nashville, TN (West End)	September, 2000	7,000	192
Norwood, OH (Rookwood Commons)	September, 2000	6,900	236
Beachwood, OH (Enterprise Plaza)	September, 2000	7,000	239
Roseville, CA (Creekside Town Center)	September, 2000	7,000	238
Indianapolis, IN (Circle Centre Mall)	October, 2000	7,000	216
Las Vegas, NV (Aladdin Casino and Resort)	November, 2000	15,200	345
Mission Viejo, CA (Mission Viejo Mall)	December, 2000	6,700	179

*	Many of our restaurants have outdoor seating in addition to interior seating.

Additionally, we have opened one Pei Wei limited service restaurant in Chandler, Arizona in approximately 2,800 square feet.

      In 2001, P.F. Chang’s intends to open 14 Bistros in approximately 7 new markets and four Pei Weis.

Expansion Strategy and Site Selection

      P.F. Chang’s is actively developing restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment centers. Each restaurant is designed to convey a unique expression of local styles incorporated into the P.F. Chang’s decor that maximizes the value and visibility of the site.

      We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total capitalized investment of between $2.8 million and $3.4 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.1 million. Preopening expenses are expected to average approximately $325,000 per restaurant. Capital required for the Pei Wei units will approximate $700,000 each with preopening expenses expected to average $80,000 per location. We currently lease the sites for all of our restaurants and do not intend to purchase real estate for our sites in the future.

      Current restaurant leases have expiration dates ranging from 2004 to 2021, with the majority of the leases providing for five-year options to renew for at least one additional term. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

      P.F. Chang’s executive offices are currently located in approximately 10,000 square feet of leased space in Scottsdale, Arizona.

Item 3.  Legal Proceedings

      P.F. Chang’s was not involved in any material legal proceedings as of December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

      P.F. Chang’s Annual Meeting of Stockholders was held on April 26, 2000. There were three proposals up for approval. The results of the voting are as follows:

1) The election of the entire Board of Directors:

		Total
	Total	Votes
	Votes For	Against	Abstain

Richard L. Federico	7,510,319		1,635

Paul M. Fleming	7,510,414		1,540

J. Michael Chu	7,502,674		9,280

R. Michael Welborn	7,510,414		1,540

James G. Shennan, Jr	7,510,319		1,635

F. Lane Cardwell, Jr.	7,510,019		1,935

2) The amendment to the 1998 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 400,000 shares:

	Total
Total	Votes
Votes For	Against	Abstain

6,039,853	1,462,521	9,580

3) The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

7,505,119	5,985	850

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

      P.F. Chang’s common stock is traded on the Nasdaq Stock Market under the symbol “PFCB”.

      The following table sets forth the high and low price per share of our common stock on the Nasdaq Stock Market for each quarterly period for our two most recent fiscal years.

	High	Low

Quarter Ended March 28, 1999.	29.50	19.50

Quarter Ended June 27, 1999.	30.50	21.88

Quarter Ended September 26, 1999	24.00	20.38

Quarter Ended January 2, 2000.	26.63	18.56

Quarter Ended April 2, 2000.	35.06	23.13

Quarter Ended July 2, 2000.	38.50	26.88

Quarter Ended October 1, 2000.	34.56	27.69

Quarter Ended December 31, 2000.	45.75	28.69

      P.F. Chang’s intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      On February 9, 2001, there were 65 holders of record of P.F. Chang’s common stock.

Item 6.  Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Predecessors(1)
	Company	Company

	Period	Period
	From	From	Total	Fiscal	Fiscal	Fiscal	Fiscal
	1/1/96 to	2/29/96 to	Year	Year	Year	Year	Year
	2/28/96	12/29/96	1996(2)	1997	1998	1999	2000

Statements of Operations Data:

Revenues	$2,815	$15,630	$18,445	$39,768	$78,033	$153,295	$234,905

Costs and expenses:

Restaurant operating costs:

Cost of sales	772	4,454	5,226	11,317	21,709	42,136	64,720

Labor	918	4,736	5,654	11,683	22,721	45,569	69,685

Operating	527	2,944	3,471	6,727	13,319	25,907	40,312

Occupancy	205	1,279	1,484	2,743	5,429	9,865	14,752

Total restaurant operating costs	2,422	13,413	15,835	32,470	63,178	123,477	189,469

General and administrative	17	1,368	1,385	4,276	6,245	9,648	12,290

Depreciation and amortization	82	352	434	1,102	2,384	4,975	7,874

Preopening expense	17	765	782	1,922	4,183	4,344	5,200

Income (loss) from operations	277	(268)	9	(2)	2,043	10,851	20,072

Interest income (expense), net	(4)	(127)	(131)	(317)	(1,177)	432	(39)

Income (loss) before elimination of minority interests and provision for income taxes	273	(395)	(122)	(319)	866	11,283	20,033

Elimination of minority interests	—	(720)	(993)	(1,308)	(669)	(2,469)	(4,317)

Income (loss) before provision for income taxes	273	(1,115)	(1,115)	(1,627)	197	8,814	15,716

Provision for income taxes	—	(30)	(30)	(69)	(48)	(2,778)	(5,987)

Net income (loss)	$273	(1,145)	(1,145)	(1,696)	149	6,036	9,729

Convertible Redeemable Preferred Stock accretion		(504)	(504)	(876)	(888)	—	—

Net income (loss) available to common stockholders		$(1,649)	$(1,649)	$(2,572)	$(739)	$6,036	$9,729

Basic net income (loss) per share		$(0.66)		$(1.03)	$(0.25)	$0.59	$0.94

Diluted net income (loss) per share		$(0.66)		$(1.03)	$(0.25)	$0.54	$0.86

Shares used in calculation of basic net income (loss) per share(3)		2,500		2,500	2,986	10,217	10,376

Shares used in calculation of diluted net income (loss) per share(3)		2,500		2,500	2,986	11,155	11,354

	As of	As of	As of	As of	As of
	December 29,	December 28,	December 27,	January 2,	December 31,
	1996	1997	1998	2000	2000

Balance Sheet Data:

Cash and cash equivalents	$1,877	$2,739	$18,857	$5,333	$6,390

Total assets	13,044	28,489	69,187	81,707	115,926

Short- and long-term debt	1,763	8,372	2,352	1,829	16,692

Deferred Purchase Price Liability	—	2,426	—	—	—

Convertible Redeemable Preferred Stock	10,517	17,808	—	—	—

Common stockholders’ equity (deficit)	(1,874)	(4,446)	58,229	64,790	77,342

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	December 27,	January 2,	December 31,
	1996	1997	1998	2000	2000

Consolidated Financial Ratios:

Return on Total Average Assets	(14.28)%	(8.17)%	0.31%	8.00%	9.85%

Return on Average Stockholders’ Equity	N/A	N/A	0.55%	9.81%	13.69%

(1)	Information for the period from January 1, 1996 to February 28, 1996 relates to our predecessors. P.F. Chang’s was formed in January 1996, and in February 1996 purchased majority interests in the four corporations then operating P.F. Chang’s restaurants. The acquisitions of the ownership interests in these predecessor corporations were accounted for under the purchase method of accounting for business combinations.

(2)	Total year 1996 information reflects the combined results of the predecessors for the period from January 1, 1996 to February 28, 1996 and of P.F. Chang’s for the period beginning February 29, 1996 to December 29, 1996.

(3)	See Notes 1, 5 and 8 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      As of December 31, 2000, we owned and operated 52 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and Chief Financial Officer, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998, 13 in 1999 and 16 in 2000.

      We also owned and operated one limited service restaurant as of December 31, 2000. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area. We have committed to opening two additional Pei Wei units in the Phoenix area and two in the Dallas, Texas area in 2001. Capital required for these units will approximate $700,000 each. Additional resources and infrastructure will be allocated to Pei Wei in the coming months as we prepare to push forward with the development of the Pei Wei concept.

      We intend to open 14 new Bistros and four new Pei Wei restaurants in 2001. The full service units that we intend to develop in 2001 will be located in approximately seven new cities across the United States. The four Pei Wei units that we intend to develop in 2001 will be in the Phoenix and Dallas markets. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2001. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.1 million and total invested capital of between $2.8 million and $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Capital required for the Pei Wei units will approximate $700,000 each.

      Elimination of minority interests represents the portion of our net earnings or losses which are attributable to the collective ownership interests of our partners. Elimination of minority interests for all periods subsequent to 1996 includes the effect of our partnership management structure. P.F. Chang’s has entered into a series of partnership agreements with each of our regional managers, certain general managers and certain executive chefs. These partnership agreements typically provide that the regional manager partner is entitled to a specified percentage of the cash flows from the restaurants that partner has invested in, developed and oversees as the regional manager. Similarly, the general manager partners and executive chef partners receive a percentage of the cash flows from the restaurant in which they work.

RESULTS OF OPERATIONS

      The operating results of P.F. Chang’s for the fiscal years ended December 27, 1998 (fiscal year 1998), January 2, 2000 (fiscal year 1999) and December 31, 2000 (fiscal year 2000), expressed as a percentage of revenues, were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	1998	1999	2000

Statements of Operations Data:

Revenues	100.0%	100.0%	100.0%

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.8	27.5	27.6

Labor	29.1	29.7	29.7

Operating	17.1	16.9	17.2

Occupancy	7.0	6.4	6.3

Total restaurant operating costs	81.0	80.5	80.8

General and administrative	8.0	6.3	5.2

Depreciation and amortization	3.0	3.3	3.4

Preopening expense	5.4	2.8	2.2

Income from operations	2.6	7.1	8.4

Interest income (expense), net	(1.5)	0.3	0.0

Elimination of minority interests	(0.8)	(1.6)	(1.8)

Income before provision for income taxes	0.3	5.8	6.6

Provision for income taxes	(0.1)	(1.8)	(2.5)

Net income	0.2%	4.0%	4.1%

      P.F. Chang’s operates on a 52/53 week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 1998 and 2000 include 52 weeks and fiscal year 1999 includes 53 weeks.

Year Ended December 31, 2000 Compared to Year Ended January 2, 2000

  Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $81.6 million, or 53.2%, to $234.9 million in the year ended December 31, 2000 from $153.3 million in the year ended January 2, 2000. The increase was primarily attributable to revenues of $34.9 million generated by new restaurants opened in 2000, a $34.6 million increase in revenues in 2000 for restaurants that opened in 1999 and a $12.1 million increase in revenues for restaurants opened prior to 1999. Additionally, the prior fiscal year included one additional week of sales (a 53 week year in 1999 versus a 52 week year in 2000). Increased customer visits produced comparable restaurant sales gains of 11.7% in 2000. We implemented a modest price increase in the fourth quarter of 2000 of approximately 1% of sales. There were no price increases implemented in fiscal 1999.

  Costs and Expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales increased nominally as a percentage of revenues to 27.6% in the year ended December 31, 2000 from 27.5% in the year ended January 2, 2000. This increase was primarily the result of slightly higher commodity prices offset by cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as our restaurants mature.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues remained consistent at 29.7% in the years ended December 31, 2000 and January 2, 2000. Our experience to date has been that labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally as a result of tightening labor markets around the country, and increases in certain state minimum wages, such as California, we continue to experience an increase on labor costs across the system. We expect that tighter labor markets and higher wage rates will continue to exert upward pressure on our labor costs on a year-over-year basis in 2001.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses increased as a percentage of revenues to 17.2% in the year ended December 31, 2000 from 16.9% in the year ended January 2, 2000. The increase was primarily attributable to higher utility costs across our system, particulary in the California market. We expect utility costs to remain high for at least the first half of 2001 resulting in higher operating costs on a year-over-year basis.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased nominally as a percentage of revenues to 6.3% in the year ended December 31, 2000 from 6.4% in the year ended January 2, 2000. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $12.3 million, or 5.2% of revenues, in the year ended December 31, 2000 from $9.6 million, or 6.3% of revenues, in the year ended January 2, 2000, due primarily to the addition of corporate management personnel, which resulted in approximately $2.2 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $470,000 in travel and consulting fees. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of the ownership interests in the original restaurants. Depreciation and amortization increased to $7.9 million in the year ended December 31, 2000 from $5.0 million in the year ended January 2, 2000. This increase was primarily due to depreciation and amortization on restaurants opened in 2000 totaling $1.3 million as well as a full year’s depreciation and amortization on restaurants opened in 1999.

      Preopening expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the year ended December 31, 2000 increased to $5.2 million from $4.3 million in the year ended January 2, 2000 due to the greater number of restaurants opened or under development during the 2000 period and to higher than anticipated costs on a per unit basis resulting from construction delays and budget overruns.

      Interest income (expense), net. Net interest income (expense) was $(39,000) in the year ended December 31, 2000 as compared to $432,000 in the year ended January 2, 2000. The shift from interest income in fiscal 1999 to interest expense in fiscal 2000 was principally due to borrowings in 2000 on our credit facility (we did not have borrowings in 1999) and lower cash balances throughout the year as compared to fiscal 1999.

  Elimination of Minority Interests

      Elimination of minority interests represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our partners. P.F. Chang’s has provided a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of its general managers, and certain of our executive chefs. Elimination of minority interests for the year ended December 31, 2000 increased to $4.3 million from $2.5 million for the year ended January 2, 2000, due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for Income Taxes

      The provision for income taxes increased to $6.0 million for the year ended December 31, 2000 from $2.8 million for the year ended January 2, 2000 due primarily to the fact that our taxable income in fiscal 2000 increased substantially from the prior period. Additionally, in fiscal 1999 we were able to utilize our net operating loss carryforward, which was fully utilized by the end of 1999. The income tax provision for 2000 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of our expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

Year Ended January 2, 2000 Compared to Year Ended December 27, 1998

  Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $75.3 million, or 96.5%, to $153.3 million in the year ended January 2, 2000 from $78.0 million in the year ended December 27, 1998. The increase was primarily attributable to revenues of $28.8 million generated by new restaurants opened in 1999, a $36.9 million increase in revenues in 1999 for restaurants that opened in 1998 and a $9.6 million increase in revenues for restaurants opened prior to 1998. Additionally, the current fiscal year included one additional week of sales (a 53 week year in 1999 versus a 52 week year in 1998). Increased customer visits produced comparable restaurant sales gains of 12.0% in 1999. We did not implement any meaningful price increases in fiscal 1999 or fiscal 1998.

  Costs and Expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.5% in the year ended January 2, 2000 from 27.8% in the year ended December 27, 1998. This decrease was primarily the result of cost efficiencies achieved through the improved management of product purchasing, food preparation and waitstaff performance as our restaurants mature.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 29.7% in the year ended January 2, 2000 from 29.1% in the year ended December 27, 1998. The increase in labor expenses was primarily due to the fact that we opened 13 new restaurants in 1999 compared to 10 new restaurants in 1998. Our experience to date has been that labor costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, as a result of tightening labor markets around the country, we have experienced an increase in our labor costs across the system.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. In addition, our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased nominally as a percentage of revenues to 16.9% in the year ended January 2, 2000 from 17.1% in the year ended December 27, 1998.

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

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $9.6 million, or 6.3% of revenues, in the year ended January 2, 2000 from $6.2 million, or 8.0% of revenues, in the year ended December 27, 1998, due primarily to the addition of corporate management personnel, which resulted in approximately $1.7 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $564,000 in travel and consulting fees and an additional $623,000 in accounting and legal fees. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners.

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

      Interest income (expense), net. Net interest income (expense) was $432,000 in the year ended January 2, 2000 as compared to ($1.2) million in the year ended December 27, 1998. The decrease in the expense was principally due to the payoff of our revolving line of credit in December of 1998 from the proceeds of our initial public offering.

  Elimination of Minority Interests

      Elimination of minority interests represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our partners. P.F. Chang’s has provided a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of its general managers, and certain of our executive chefs. Elimination of minority interests for the year ended January 2, 2000 increased to $2.5 million from $669,000 for the year ended December 27, 1998, due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for Income Taxes

      The provision for income taxes increased to $2.8 million for the year ended January 2, 2000 from $48,000 for the year ended December 27, 1998 due primarily to the fact that our taxable income, which was in excess of our net operating loss carryforward, increased substantially from the prior period. The income tax provision for 1999 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, as a result of our expected utilization in 1999 of its net operating loss carryforward and the resulting decrease in the related deferred income tax valuation allowance.

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

Quarterly Results

      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters, expressed as a percentage of revenues, except for revenues which are expressed in thousands, in the two year period ended December 31, 2000. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      The operating results of P.F. Chang’s for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 1999				Fiscal 2000

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$30,473	$32,956	$40,961	$48,905	$51,414	$53,496	$61,179	$68,816

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.5%	27.6%	27.8%	27.1%	27.4%	27.5%	27.8%	27.5%

Labor	29.9	29.8	30.0	29.4	29.7	29.2	29.6	30.1

Operating	16.8	17.2	17.2	16.5	17.1	17.1	17.5	17.0

Occupancy	6.9	6.8	6.3	6.0	6.3	6.3	6.2	6.3

Total restaurant operating costs	81.1	81.4	81.3	79.0	80.5	80.1	81.1	80.9

General and administrative	7.0	6.1	6.0	6.2	5.4	5.7	5.0	4.9

Depreciation and amortization	3.2	3.3	3.2	3.2	3.3	3.3	3.3	3.5

Preopening expense	2.3	4.0	3.2	2.1	1.5	2.6	3.3	1.5

Income from operations	6.4	5.2	6.3	9.5	9.3	8.3	7.3	9.2

Interest income (expense), net	0.7	0.4	0.1	0.1	0.0	0.0	0.0	(0.2)

Income before elimination of minority interests and provision for income taxes	7.1	5.6	6.4	9.6	9.3	8.3	7.3	9.0

Elimination of minority interests	(1.4)	(1.2)	(1.6)	(2.0)	(1.8)	(1.9)	(1.8)	(1.8)

Income before provision for income taxes	5.7	4.4	4.8	7.6	7.5	6.4	5.5	7.2

Provision for income taxes	(1.6)	(1.3)	(1.5)	(2.6)	(2.9)	(2.4)	(2.1)	(2.7)

Net income	4.1%	3.1%	3.3%	5.0%	4.6%	4.0%	3.4%	4.5%

      Historically, P.F. Chang’s has experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant.

      In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to continue to have a meaningful impact on preopening expenses, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $5.7 million,

$18.9 million and $25.6 million for fiscal years 1998, 1999 and 2000, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of minority interests, depreciation and amortization and an increase in accrued expenses and other payables.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 1998, 1999 and 2000 was $25.6 million, $30.2 million, and $36.9 million respectively. Capital expenditures were $24.8 million, $30.3 million and $37.4 million in fiscal years 1998, 1999 and 2000, respectively. We intend to open 14 new Bistro restaurants and four new Pei Wei restaurants in fiscal year 2001. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.1 million. Preopening expenses are expected to average approximately $325,000 per restaurant. Total cash investment per each Pei Wei restaurant is expected to average $700,000 with preopening expenses estimated at $80,000 per location.

      Net cash provided by (used in) financing activities in fiscal years 1998, 1999 and 2000 was $36.0 million, ($2.2 million) and $12.4 million, respectively. Financing activities in fiscal year 1998 consisted principally of sales of common stock, offset by repayments under our revolving line of credit. Financing activities in fiscal year 1999 consisted primarily of distributions to our partners while financing activities in fiscal year 2000 consisted primarily of borrowings under our credit facility offset by distributions to our partners and repayments of long-term debt.

      In January of 2001, P.F. Chang’s raised $40.8 million in cash through a private equity placement of 1.25 million shares of common stock with two large mutual fund companies. We plan to use the proceeds to repay outstanding borrowings under our credit facility and for purposes of expanding our two restaurant concepts.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002 and contains certain restrictions and conditions which require us to: maintain tangible net worth, a leverage ratio at a maximum of 3.75: 1.00, and a fixed-charge ratio no less than 1.25: 1.00. the credit facility has been collaterized by a portion of the assets of P.F. Chang’s. We had $15 million of borrowings under the credit facility as of December 31, 2000. We repaid the $15 million of borrowings under the credit facility with the proceeds from the equity transaction noted above.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves and borrowings available under our credit facility will be sufficient to fund our capital requirements through 2002. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.

Partnership Agreements

      P.F. Chang’s has implemented a partnership structure to facilitate the development and operation of its restaurants. Each partner is required to purchase a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. Each partner is prohibited from selling or transferring his interest to another party during the initial five year term. At the end of five years, we have the right to purchase the partners’ interests in their respective restaurants at fair market value, as calculated according to the partnership agreements.

Preferred Stock and Accretion

      In February 1996 and September 1996, we sold shares of our Series A preferred stock convertible into 2,677,135 shares of common stock at $4.00 per common share, and in May 1997, we sold shares of our Series B preferred stock convertible into 758,565 shares of common stock at $8.70 per common share. The Series A preferred stock had an annual six percent dividend payable quarterly in shares of Series A preferred stock on a cumulative basis beginning January 1, 1998. The Series B preferred stock had an annual six percent dividend payable quarterly in shares of Series B preferred stock on a cumulative basis beginning April 1, 1999. Dividend accretion on the Series A and Series B preferred stock was approximately $876,000 and $888,000 for the fiscal years 1997 and 1998, respectively. At the time of our public offering, each two shares of Series A preferred stock were converted into one share of common stock and each two shares of Series B preferred stock were converted into one share of common stock.

New Accounting Standards

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, “Accounting for Derivatives and Hedging Activities — Deferral of the effective date of FASB Statement No. 133.” This statement defers the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 133, to all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statements of financial position and measurements of fair value. SFAS No. 133 will have no impact on our financial position and results of operations.

Inflation

      The primary inflationary factors affecting our operations are food and labor costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. To date, inflation has not had a material impact on our results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

      Management believes that the market risk associated with P.F. Chang’s market risk sensitive instruments as of December 31, 2000 is not material, and therefore, disclosure is not required.

Item 8.  Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Auditors	28

Consolidated Financial Statements:

Consolidated Balance Sheets at January 2, 2000 and December 31, 2000	29

Consolidated Statements of Operations for the Years Ended December 27, 1998, January 2, 2000 and December 31, 2000	30

Consolidated Statements of Convertible Redeemable Preferred Stock and Common Stockholders’ Equity for the Years Ended December 27, 1998, January 2, 2000 and December 31, 2000	31

Consolidated Statements of Cash Flows for the Years Ended December 27, 1998, January 2, 2000 and December 31, 2000	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

P.F. Chang’s China Bistro, Inc.

      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of January 2, 2000 and December 31, 2000, and the related consolidated statements of operations, convertible redeemable preferred stock and common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at January 2, 2000 and December 31, 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Phoenix, Arizona

February 2, 2001

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	January 2,	December 31,
	2000	2000

	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$5,333	$6,390

Receivables	1,275	1,671

Inventories	1,085	1,683

Current portion of notes receivable from related parties	386	72

Prepaids and other current assets	1,204	2,161

Total current assets	9,283	11,977

Construction-in-progress	7,041	2,213

Property and equipment, net	56,395	92,284

Goodwill, net of accumulated amortization of $1,270,000 and $1,712,000 at January 2, 2000 and December 31, 2000, respectively	7,438	7,386

Notes receivable from related parties, less current portion	251	20

Other assets	1,299	2,046

Total assets	$81,707	$115,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,545	$3,128

Construction payable	1,244	2,356

Accrued payroll	2,148	3,269

Sales and use tax payable	1,317	1,792

Property tax payable	641	1,474

Other accrued expenses	2,735	3,711

Unearned revenue	1,676	2,793

Current portion of long-term debt, including $71,000 and $29,000 due to related parties at January 2, 2000 and December 31, 2000, respectively	281	207

Income tax payable	1,687	—

Total current liabilities	14,274	18,730

Long-term debt, including $115,000 due to related parties at December 31, 2000.	1,548	1,485

Short-term credit facility expected to be refinanced	—	15,000

Deferred income tax liability	601	2,318

Interests of minority partners in consolidated partnerships	494	1,051
Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized:

10,254,856 and 10,453,144 shares issued and outstanding at January 2, 2000 and December 31, 2000, respectively	10	10

Additional paid-in capital	63,934	66,757

Retained earnings	846	10,575

Total stockholders’ equity	64,790	77,342

Total liabilities and stockholders’ equity	$81,707	$115,926

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands, except share and
	per share amounts)

Revenues	$78,033	$153,295	$234,905

Costs and expenses:

Restaurant operating costs:

Cost of sales	21,709	42,136	64,720

Labor	22,721	45,569	69,685

Operating	13,319	25,907	40,312

Occupancy	5,429	9,865	14,752

Total restaurant operating costs	63,178	123,477	189,469

General and administrative	6,245	9,648	12,290

Depreciation and amortization	2,384	4,975	7,874

Preopening expense	4,183	4,344	5,200

Income from operations	2,043	10,851	20,072

Interest income (expense):

Interest expense	(1,406)	(228)	(399)

Interest income	229	660	360

Income before elimination of minority interests and provision for income taxes	866	11,283	20,033

Elimination of minority interests	(669)	(2,469)	(4,317)

Income before provision for income taxes	197	8,814	15,716

Provision for income taxes	(48)	(2,778)	(5,987)

Net income	149	6,036	9,729

Redeemable Preferred Stock accretion	(888)	—	—

Net income available to common stockholders	$(739)	$6,036	$9,729

Net income per share:

Basic	$(0.25)	$0.59	$0.94

Diluted	$(0.25)	$0.54	$0.86

Weighted average shares used in computation:

Basic	2,986	10,217	10,376

Diluted	2,986	11,155	11,354

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE

PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

Convertible Redeemable Preferred Stock

	Series A		Series B

	Shares	Amount	Shares	Amount

(In thousands)

Balances, December 28, 1997	5,354	$11,175	1,517	$6,633

Series A preferred stock dividend paid	329	—	—	—

Redeemable preferred stock accretion	—	587	—	301

Conversion of preferred stock to common stock	(5,683)	(11,762)	(1,517)	(6,934)

Conversion of deferred purchase price liability to common stock	—	—	—	—

Issuance of common stock, net of issuance costs of $4,394,900	—	—	—	—

Net income	—	—	—	—

Balances, December 27, 1998	—	—	—	—

Issuance of common stock under stock option plan	—	—	—	—

Issuance of common stock under employee stock purchase plan	—	—	—	—

Net income	—	—	—	—

Balances, January 2, 2000	—	—	—	—

Issuance of common stock under stock option plan	—	—	—	—

Issuance of common stock under employee stock purchase plan	—	—	—	—

Benefit from disqualifying stock option dispositions	—	—	—	—

Net income	—	—	—	—

Balances, December 31, 2000	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Stockholders’ Equity

	Common Stock		Additional	Retained
			Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

	(In thousands)

Balances, December 28, 1997	2,500	$3	$2	$(4,451)	$(4,446)

Series A preferred stock dividend paid	—	—	—	—	—

Redeemable preferred stock accretion	—	—	—	(888)	(888)

Conversion of preferred stock to common stock	3,600	3	18,693	—	18,696

Conversion of deferred purchase price liability to common stock	170	—	2,043	—	2,043

Issuance of common stock, net of issuance costs of $4,394,900	3,923	4	42,671	—	42,675

Net income	—	—	—	149	149

Balances, December 27, 1998	10,193	10	63,409	(5,190)	58,229

Issuance of common stock under stock option plan	37	—	266	—	266

Issuance of common stock under employee stock purchase plan	25	—	259	—	259

Net income	—	—	—	6,036	6,036

Balances, January 2, 2000	10,255	10	63,934	846	64,790

Issuance of common stock under stock option plan	177	—	1,203	—	1,203

Issuance of common stock under employee stock purchase plan	21	—	411	—	411

Benefit from disqualifying stock option dispositions	—	—	1,209	—	1,209

Net income	—	—	—	9,729	9,729

Balances, December 31, 2000	10,453	$10	$66,757	$10,575	$77,342

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands)

Operating Activities:

Net income	$149	$6,036	$9,729

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,948	4,539	7,432

Amortization of goodwill	436	436	442

Deferred income taxes	—	601	1,717

Minority interests	669	2,469	4,317

Changes in operating assets and liabilities:

Receivables	(730)	1,517	(396)

Inventories	(310)	(412)	(598)

Prepaids and other current assets	(214)	(573)	(957)

Other assets	(410)	(582)	(747)

Accounts payable	1,233	68	583

Accrued payroll	729	205	1,121

Sales and use tax payable	324	698	475

Property tax payable	145	487	833

Other accrued expenses	1,341	710	976

Unearned revenue	439	932	1,117

Income tax payable	—	1,687	(478)

Net cash provided by operating activities	5,749	18,818	25,566

Investing Activities:

Capital expenditures	(24,770)	(30,319)	(37,381)

Decrease (increase) in notes receivable from related parties	(478)	133	545

Purchase of minority interests	(397)	—	(63)

Net cash used in investing activities	(25,645)	(30,186)	(36,899)

Financing Activities:

Proceeds from revolving credit facility, net of repayments	(5,500)	—	15,000

Repayments of long-term debt	(520)	(523)	(281)

Proceeds from issuance of common stock	42,675	—	—

Proceeds from stock options exercised and employee stock purchases	—	525	1,614

Proceeds from minority interest contributions	506	455	442

Distributions to minority interests	(1,147)	(2,613)	(4,385)

Net cash provided by (used in) financing activities	36,014	(2,156)	12,390

Net increase (decrease) in cash and cash equivalents	16,118	(13,524)	1,057

Cash and cash equivalents at the beginning of the year	2,739	18,857	5,333

Cash and cash equivalents at the end of the year	$18,857	$5,333	$6,390

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$1,475	$231	$896

Cash paid for income taxes	48	490	6,960

Purchase of minority interests through issuance of long-term debt and conversion to members capital	—	—	346

Benefit from disqualifying stock option dispositions credited to equity	—	—	1,209

Purchase of members’ and partners’ interest through deferred purchase price and conversion to common stock	2,043	—	—

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000

1.  Summary of Significant Accounting Policies

  Organization and Nature of Operations

      P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts in a single segment consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro” and “Pei Wei Asian Diner.” The Company successfully completed an initial public offering (the “Offering”) on December 9, 1998, in which 3,922,500 new shares of common stock were issued at a price of $12 per share. Proceeds from the offering were $42,675,100, net of issuance costs totaling $4,394,900.

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

  Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 1998 and 2000 and 53 weeks in 1999.

  Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

  Notes Receivable From Related Parties

      Notes receivable from related parties represent amounts due the Company from limited partners of consolidated partnerships. Payments of principal, amortized over five years, with interest at 11.0%, are due monthly, with a balloon payment for the outstanding principal and interest due at the end of two years.

  Property and Equipment

      Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased.

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment at a store level.

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

  Advertising

      The Company expenses advertising as incurred. Advertising expense for the years ended December 27, 1998, January 2, 2000 and December 31, 2000 was approximately $1,255,000, $2,004,000 and $2,442,000 respectively.

  Preopening Expense

      Preopening expenses, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

  Income Taxes

      The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

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

  Segment Reporting

      The Company accounts for its segments in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses are considered similar under the criteria established by SFAS No. 131. The Company operates restaurants under the P.F. Chang’s China Bistro and Pei Wei brands. These two brands have similar investment criteria, customer demographics and economic and operating characteristics. Therefore, the Company has one reportable operating segment.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

  Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. This standard is effective for fiscal years beginning after June 15, 2000. The adoption of this standard, as amended, will not have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

      In December 1999, the SEC staff issued Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements” which was effective in the fourth quarter of fiscal year 2000 and provides guidance on revenue recognition issues. The SAB did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” which was effective July 2000. The interpretation clarifies the application of existing stock compensation accounting pronouncements for certain issues. The interpretation did not have a material impact on the Company’s financial positions, results of operations or cash flows.

2.  Property and Equipment

      Property and equipment consists of the following:

	January 2,	December 31,
	2000	2000

	(In thousands)

Leasehold improvements	$47,367	$81,173

Furniture, fixtures and equipment	15,197	23,770

China and smallwares	1,782	2,672

	64,346	107,615

Less accumulated depreciation and amortization	7,951	15,331

	$56,395	$92,284

3.  Credit Facility

      In December of 1999, the Company entered into a revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000 the Company amended its credit facility to allow for borrowings up to a total of $45 million with an interest rate ranging from 100 to 225 basis points over LIBOR. The revolving credit facility expires on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1, and a fixed-charge ratio no less than 1.25: 1. The credit facility has been collaterized by a portion of the assets of the Company. The Company had $15 million of borrowings outstanding under the credit facility as of December 31, 2000. The Company plans to repay the balance with proceeds from the sales of common stock (see Note 12) and accordingly, these short-term borrowings have been classified in the accompanying balance sheet as non-current.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

4.  Long-Term Debt

      Long-term debt consists of the following:

	January 2,	December 31,
	2000	2000

	(In thousands)

$1,100,000 promissory note, collateralized by leasehold improvements, payable in monthly installments of $11,354 including interest at 11.0 percent, until March 1, 2017, when all remaining principal and interest is due and payable. Additional payments may be required under the promissory note based on a percentage of gross sales	$1,051	$1,030

$500,000 promissory note, collateralized by equipment, payable in monthly installments of $8,561 including interest at 11.0 percent until March 1, 2004 when all remaining principal and interest is due and payable	348	280

$1,266,000 unsecured promissory notes, a portion of which is payable to related parties, in quarterly installments of $96,967 including interest at 10.0 percent, until March 1, 2000, when all remaining principal and interest is due and payable	93	—

$421,000 equipment loan, collateralized by furniture, fixtures and equipment, payable in monthly installments of $7,202 including interest at 11.0 percent, until January 1, 2004, when all remaining principal and interest is due and payable	283	225

$200,000 unsecured promissory note, payable in monthly installments of $3,333 plus interest at prime plus one percent, until April 2001, when all remaining principal and interest is due and payable. The note is guaranteed by a stockholder of the Company	54	13

$144,000 unsecured promissory note, payable to a related party in two equal annual installments of $72,000 plus interest at 10%, until August 2002	—	144

	1,829	1,692

Less current portion	281	207

	$1,548	$1,485

      The aggregate annual payments of long-term debt outstanding at December 31, 2000, for the next five years and thereafter, are summarized as follows: 2001 — $207,000; 2002 — $212,000; 2003 — $233,000; 2004 — $94,000; 2005 — $66,000 and thereafter — $880,000. The Company incurred $932,000 in interest expense during fiscal year 2000, of which $533,000 was capitalized.

5.  Preferred Stock and Common Stockholders’ Equity

  Preferred Stock

      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There is no outstanding preferred stock as of January 2, 2000 and December 31, 2000.

      In connection with the original capitalization of the Company, a warrant to purchase 124,380 shares of preferred stock, convertible into 62,190 shares of common stock, was issued to an investment bank with an exercise price of $4.00 per common share.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

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

      During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (1998 Plan) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 606,885 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 15,000 shares of common stock at the time he or she is first elected or appointed a director of the Company. In addition, each outside director remaining in office will be granted an option to purchase 7,500 immediately fully vested shares on the day following each annual meeting of stockholders.

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

      Pro forma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000: risk-free interest rate of 5.5 percent; a dividend yield

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

of -0- percent; volatility factors of the expected market price of the Company’s common stock of .41, .497 and .559, respectively; and a weighted-average expected life of the option of five years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands, except share and
	per share amounts)

Net income, as reported	$149	$6,036	$9,729

Pro forma compensation expense for stock options	185	697	806

Pro forma net income (loss)	$(36)	$5,339	$8,923

Net income (loss) per share:

Basic	$(0.31)	$0.52	$0.86

Diluted	$(0.31)	$0.48	$0.79

Weighted average shares used in computation:

Basic	2,986	10,217	10,376

Diluted	2,986	11,155	11,354

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

      Information regarding activity for stock options outstanding under the Plans is as follows:

		Outstanding Options

	Shares		Weighted-
	Available		Average
	for		Exercise
	Options	Shares	Price

Outstanding at December 28, 1997	124,990	961,510	$3.40

Authorized	206,885	—	—

Granted	(174,125)	174,125	11.82

Exercised	—	—	—

Forfeited (canceled)	—	—	—

Outstanding at December 27, 1998	157,750	1,135,635	4.71

Authorized	100,000	—	—

Granted	(257,000)	257,000	22.31

Exercised	—	(36,653)	7.17

Forfeited (canceled)	18,225	(18,225)	9.18

Outstanding at January 2, 2000	18,975	1,337,757	7.97

Authorized	400,000	—	—

Granted	(269,000)	269,000	31.11

Exercised	—	(182,182)	6.24

Forfeited (canceled)	11,104	(11,104)	18.94

Outstanding at December 31, 2000	161,079	1,413,471	$12.50

      Information regarding options outstanding and exercisable at December 31, 2000 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.40-$10.00	791,268	4.42 years	$3.52	707,911	$4.16
$10.01-$20.00	153,834	7.06 years	13.61	42,473	27.13
$20.01-$30.00	381,890	8.85 years	25.70	52,391	30.32
$30.01-$40.00	86,479	9.28 years	34.54	—	—

      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company. The weighted-average fair value of options granted for the years ended December 27, 1998, January 2, 2000 and December 31, 2000 was $5.27, $11.16 and $16.91, respectively.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

6.  Partnership Agreements

      The Company has entered into a series of partnership agreements with each of its regional managers (Market Partners), certain of its general managers (Operating Partners) and certain of its executive chefs (Culinary Partners). These partnership agreements entitle the Market Partner to a specified percentage of the cash flows from the restaurants that partner has invested in and developed and oversees as the regional manager. Similarly, the general manager and the executive chef at most of the Company’s restaurants are offered the opportunity to become Operating Partners and Culinary Partners, respectively, and to receive a percentage of the cash flows from the restaurant in which they invested in and work. At the time an individual becomes a Market Partner, Operating Partner or Culinary Partner, that person is required to make an equity investment in the partnership. The Company has the right, in its sole discretion, to terminate the employment of any Market Partner, Operating Partner or Culinary Partner, and, upon such termination, to repurchase that partner’s interest in the partnership at such partners then-current basis in the partnership. If an individual continues to serve as Market Partner, Operating Partner or Culinary Partner for five years, then the Company has the right to repurchase that person’s interest in the partnership for a value, which is determined by reference to trailing cash flows.

7.  Income Taxes

      Income tax expense consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands)

Federal:

Current	$21	$1,795	$3,676

Deferred	—	511	1,460

	21	2,306	5,136

State:

Current	27	382	594

Deferred	—	90	257

	27	472	851

	$48	$2,778	$5,987

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands)

Income tax expense at federal statutory rate	$67	$2,996	$5,500

State taxes, net of federal expense	19	311	678

FICA tip credit	—	—	(580)

FICA tip credit carryforward	—	—	(1,164)

Increase in valuation allowance	(288)	(605)	1,516

Other, net	250	76	37

	$48	$2,778	$5,987

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of	As of
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands)

Deferred tax assets:

Preopening expenses	$627	$745	$572

Net operating loss carryforwards	235	—	—

FICA tip credit carryforward	—	—	1,516

Other	21	134	100

	883	879	2,188

Deferred tax liabilities:

Depreciation on property and equipment	84	1,228	2,688

Goodwill amortization	194	252	302

	278	1,480	2,990

Valuation allowance	(605)	—	(1,516)

Net deferred tax assets (liabilities)	$—	$(601)	$(2,318)

      For the years ended December 27, 1998, January 2, 2000 and December 31, 2000 the valuation allowance increased (decreased) $(288,000), $(605,000) and $1,516,000, respectively.

8. Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended	Year Ended	Year Ended
	December 27,	January 2,	December 31,
	1998	2000	2000

	(In thousands, except per share amounts)

Numerator:

Net income	$149	$6,036	$9,729

Convertible redeemable preferred stock accretion	(888)	—	—

Numerator for basic and diluted net income (loss) per share — net income (loss) available to common stockholders	$(739)	$6,036	$9,729

Denominator:

Denominator for basic net income (loss) per share — weighted-average shares	2,986	10,217	10,376

Effect of dilutive securities:

Employee and director stock options	—	887	922

Warrants	—	51	56

Denominator for diluted net income (loss) per share — adjusted for weighted average shares and assumed conversions	2,986	11,155	11,354

Net income (loss) per share:

Basic	$(0.25)	$0.59	$0.94

Diluted	$(0.25)	$0.54	$0.86

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

      Warrants to purchase 62,190 shares of common stock and options to purchase 1,413,471 shares of common stock ranging from $2.40 to $35.81 per share were outstanding at December 31, 2000.

9.  Commitments and Contingencies

  Operating Leases

      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2001 and 2021. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for the years ended December 27, 1998, January 2, 2000 and December 31, 2000 was approximately $4,110,000, $7,006,000 and $10,629,000, respectively. Contingent rent included in rent expense for the years ended December 27, 1998, January 2, 2000 and December 31, 2000 was approximately $1,135,000, $1,959,000 and $3,225,000, respectively.

      At December 31, 2000, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross sales, as defined in the leases. Future minimum lease payments under operating leases (including restaurants to be opened after December 31, 2000) are as follows (in thousands):

2001	$10,055

2002	10,888

2003	10,683

2004	10,691

2005	10,320

Thereafter	96,090

Total minimum lease payments	$148,727

      The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above disclosed amounts.

10.  Benefit Plan

      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the years ended December 27, 1998, January 2, 2000 and December 31, 2000, the Company did not make any contributions to the Plan.

11.  Employment Agreement

      On September 2, 1998, the Company amended the employment agreement with its Founder, Mr. Fleming, to provide for Mr. Fleming’s transition from an employee of the Company to a consultant of the Company. Pursuant to the terms of the employment agreement, as amended, the Company retained Mr. Fleming as a consultant and nominated him as a director each year during the period beginning January 1, 1999 and ending December 31, 2000. Mr. Fleming was compensated for services rendered as a consultant and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2, 2000 and December 31, 2000 — (Continued)

reimbursed for all actual, out-of-pocket expenses incurred in providing such services to the Company. The agreement prohibited Mr. Fleming from competing with the Company in the area of Chinese and Asian food concepts during the term of the agreement and for two years after the termination thereof.

12.  Subsequent Event

      On January 11, 2001, the Company sold 1.25 million shares of its common stock at a price of $32.667. Proceeds from the transaction amounted to $40.8 million. Of the $40.8 million in proceeds, $15 million will be used to repay all of the outstanding borrowings under the Company’s credit facility. The remaining proceeds will be used to fund future development of both P.F. Chang’s China Bistro and Pei Wei Asian Diner.

13.  Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 1999 and 2000. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended January 2, 2000				Year Ended December 31, 2000

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share data)

Revenues	$30,473	$32,956	$40,961	$48,905	$51,414	$53,496	$61,179	$68,816

Restaurant operating profit	5,757	6,145	7,670	10,246	10,035	10,663	11,571	13,167

Income before provision for income taxes	1,725	1,451	1,947	3,691	3,892	3,416	3,425	4,983

Net income	1,234	1,036	1,352	2,414	2,391	2,128	2,120	3,090

Basic net income per share	0.12	0.10	0.13	0.24	0.23	0.21	0.20	0.30

Diluted net income per share	0.11	0.09	0.12	0.22	0.21	0.19	0.19	0.27

Basic weighted average shares outstanding	10,196	10,201	10,223	10,250	10,303	10,365	10,400	10,435

Diluted weighted average shares outstanding	11,145	11,162	11,149	11,167	11,279	11,348	11,344	11,444

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Director Nominees” and “Executive Officers,” respectively, contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2000 Annual Meeting of Stockholders to be held on April 25, 2001 (the “Proxy Statement”).

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors;

Consolidated Balance Sheets at January 2, 2000 and December 31, 2000;

Consolidated Statements of Operations for the Years Ended December 27, 1998, January 2, 2000, and December 31, 2000;

Consolidated Statements of Convertible Redeemable Preferred Stock and Common Stockholders’ Equity for the Years Ended December 27, 1998, January 2, 2000 and December 31, 2000;

Consolidated Statements of Cash Flows for the Years Ended December 27, 1998, January 2, 2000 and December 31, 2000;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company.
3.2*	By-laws.
4.1*	Specimen Common Stock Certificate.
4.2*	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1*	Form of Indemnification Agreement for directors and executive officers.
†10.2*	1998 Stock Option Plan and forms of agreement thereunder.
†10.3*	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4*	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5*	1998 Employee Stock Purchase Plan.
†10.6*	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.10*	Office Lease Between the Company and U.S. West Business Resources, Inc., dated February 15, 1997.
10.11**	Office Lease Between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
10.12**	Line of Credit Agreement between the Company and Bank of America dated December 6, 1999.
†10.13	1999 Nonstatutory Stock Option Plan.
10.14***	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
21.1*	List of Subsidiaries.
23.1	Consent of Independent Auditors.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

†	Management Contract or Compensatory Plan

**	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

***  Incorporated by reference to the Registrant’s Form 10-Q dated August 9, 2000.

      (b)  Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2001.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2001

/s/ ROBERT T. VIVIAN Robert T. Vivian	President and Chief Financial Officer	March 6, 2001

/s/ FRANK ZISKA Frank Ziska	Chief Development Officer	March 5, 2001

/s/ KRISTINA K. CASHMAN Kristina Cashman	Secretary and Director of Finance	March 6, 2001

/s/ PAUL M. FLEMING Paul M. Fleming	Director	March 6, 2001

/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	March 6, 2001

/s/ R. MICHAEL WELBORN R. Michael Welborn	Director	March 6, 2001

/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	March 6, 2001

/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	March 6, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company.
3.2*	By-laws.
4.1*	Specimen Common Stock Certificate.
4.2*	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1*	Form of Indemnification Agreement for directors and executive officers.
†10.2*	1998 Stock Option Plan and forms of agreement thereunder.
†10.3*	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4*	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5*	1998 Employee Stock Purchase Plan.
†10.6*	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.10*	Office Lease Between the Company and U.S. West Business Resources, Inc., dated February 15, 1997.
10.11**	Office Lease Between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
10.12**	Line of Credit Agreement between the Company and Bank of America dated December 6, 1999.
†10.13	1999 Nonstatutory Stock Option Plan.
10.14***	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
21.1*	List of Subsidiaries.
23.1	Consent of Independent Auditors.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

†	Management Contract or Compensatory Plan

**	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

***  Incorporated by reference to the Registrant’s Form 10-Q dated August 9, 2000.