Form 10-Q
period 2001-04-01
P F CHANGS CHINA BISTRO INC
filed 2001-05-03
CIK 1039889

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission File Number: 0-25123

P.F. CHANG’S CHINA BISTRO, INC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0815086 (I.R.S. Employer Identification No.)

15210 N. Scottsdale Rd., Ste. 300, Scottsdale, Arizona (Address of principal executive offices)	85254 (Zip Code)

Registrant’s telephone number, including area code: (602) 957-8986

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

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

      As of April 1, 2001, there were outstanding 11,889,361 shares of the Registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	December 31,	April 1,
	2000	2001

	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$6,390	$32,299

Receivables	1,671	919

Inventories	1,683	1,609

Current portion of notes receivable from related parties	72	38

Prepaids and other current assets	2,161	1,570

Total current assets	11,977	36,435

Construction-in-progress	2,213	9,409

Property and equipment, net	92,284	89,518

Goodwill, net	7,386	7,537

Notes receivable from related parties, less current portion	20	120

Other assets	2,046	2,368

Total assets	$115,926	$145,387

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable — trade	$3,128	$2,750

Construction payable	2,356	1,207

Accrued payroll	3,269	3,265

Sales and use tax payable	1,792	1,831

Property tax payable	1,474	1,632

Other accrued expenses	3,711	3,689

Income tax liability	—	257

Unearned revenue	2,793	2,221

Current portion of long-term debt	207	201

Total current liabilities	18,730	17,053

Long-term debt	1,485	1,441

Short-term credit facility expected to be refinanced	15,000	—

Deferred income tax liability	2,318	2,512

Interests of minority members and partners in consolidated limited liability companies and partnerships	1,051	1,029

Common stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized: 10,453,144 shares issued and outstanding at December 31, 2000 and 11,889,361 at April 1, 2001	10	12

Additional paid-in capital	66,757	108,875

Retained earnings	10,575	14,465

Total common stockholders’ equity	77,342	123,352

Total liabilities and common stockholders’ equity	$115,926	$145,387

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended

	April 2,	April 1,
	2000	2001

Revenues	$51,414	$72,420

Costs and expenses:

Restaurant operating costs:

Cost of sales	14,077	20,080

Labor	15,274	21,739

Operating	8,795	12,261

Occupancy	3,233	4,463

Total restaurant operating costs	41,379	58,543

General and administrative	2,807	3,673

Depreciation and amortization	1,680	2,514

Preopening	746	642

Income from operations	4,802	7,048

Interest income, net	21	377

Income before elimination of minority members’ and partners’ interests and provision for income taxes	4,823	7,425

Elimination of minority members’ and partners’ interests	(931)	(1,301)

Income before provision for income taxes	3,892	6,124

Provision for income taxes	(1,501)	(2,234)

Net income	$2,391	$3,890

Net income per share:

Basic	$0.23	$0.33

Diluted	$0.21	$0.31

Weighted average shares used in computation:

Basic	10,303	11,669

Diluted	11,279	12,554

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended

	April 2,	April 1,
	2000	2001

	(in thousands)

OPERATING ACTIVITIES:

Net income	$2,391	$3,890

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,569	2,401

Amortization of goodwill	111	113

Deferred income taxes	299	194

Minority members’ and partners’ interests	931	1,301

Changes in operating assets and liabilities:

Receivables	55	752

Inventories	(6)	74

Prepaids and other current assets	(132)	591

Other assets	(304)	(322)

Accounts payable — trade	905	(378)

Accrued payroll	679	(4)

Sales and use tax payable	84	39

Property tax payable	286	158

Other accrued expenses	259	(22)

Income tax liability	(547)	1,038

Unearned revenue	(395)	(572)

Net cash provided by operating activities	6,185	9,253

INVESTING ACTIVITIES:

Capital expenditures	(7,379)	(7,980)

Decrease (increase) in notes receivable from related parties	322	(66)

Net cash used in investing activities	(7,057)	(8,046)

FINANCING ACTIVITIES:

Repayments on credit facility	—	(15,000)

Repayments of long-term debt	(139)	(50)

Net proceeds from sale of common stock	—	40,781

Proceeds from stock options exercised and employee stock purchases	512	554

Proceeds from minority partners contributions	211	79

Purchase of minority interests	—	(311)

Distributions to minority members and partners	(1,120)	(1,351)

Net cash provided by (used in) financing activities	(536)	24,702

Net decrease in cash and cash equivalents	(1,408)	25,909

Cash and cash equivalents at the beginning of the period	5,333	6,390

Cash and cash equivalents at the end of the period	$3,925	$32,299

Supplemental disclosure of cash flow information:

Cash paid for interest	49	139

Cash paid for income taxes	1,749	33

Benefit from disqualifying stock option dispositions credited to equity	207	781

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

      P.F. Chang’s China Bistro, Inc. owned and operated 52 full service restaurants (as of April 1, 2001) throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated one limited service restaurant under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in our Form 10-K.

2.  Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options under our stock option plans and outstanding warrants.

3.  Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75: 1.00 and a minimum fixed-charge ratio of 1.25: 1.00. The credit facility has been collateralized by a portion of the assets of P.F. Chang’s. The Company had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001. Since all borrowings under the credit facility have been to fund the construction of new restaurants, interest incurred to date on the credit facility has been capitalized to the extent allowable in accordance with generally accepted accounting principles. Interest paid under the credit facility for the three months ended April 1, 2001 was $139,000.

4.  Equity Transactions

      On January 11, 2001, P.F. Chang’s sold 1.25 million shares of its common stock at a price of $32.667 per share. Net proceeds from the transaction amounted to $40.8 million. Of this $40.8 million, $15 million was used to pay all of the outstanding borrowings under its credit facility. The remaining proceeds will be used to fund future development of both P.F. Chang’s China Bistro and Pei Wei Asian Diner.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS — (Continued)

      In connection with the original capitalization of the Company, a warrant to purchase 124,380 shares of preferred stock, convertible into 62,190 shares of common stock with an exercise price of $4.00 per common share, was issued to an investment bank. This warrant was exercised in the first quarter of 2001 in accordance with the cashless exercise provision contained therein for an aggregate of 55,545 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section contains forward-looking statements concerning P.F. Chang’s which involve risks and uncertainties. Such forward-looking statements may be deemed to include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. P.F. Chang’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

      As of April 1, 2001, we owned and operated 52 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and Chief Financial Officer, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998, 13 in 1999 and 16 in 2000.

      We also owned and operated one limited service restaurant as of April 1, 2001. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to that of P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area. We have committed to opening two additional Pei Wei units in the Phoenix area and two in the Dallas, Texas area in 2001. Capital required for these units will approximate $700,000 each. Additional resources and infrastructure will be allocated to Pei Wei in the coming months as we prepare to push forward with the development of the Pei Wei concept.

      We intend to open 14 new Bistros and four new Pei Wei restaurants in 2001 (none of which were open as of April 1, 2001). The full service units that we intend to develop in 2001 will be located in approximately seven new cities across the United States. The four Pei Wei units that we intend to develop in 2001 will be in the Phoenix and Dallas markets. We have signed lease agreements or letters of intent for all of our development planned for fiscal year 2001. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.2 million and total invested capital of between $2.8 million and $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Capital required for the Pei Wei units will approximate $700,000 each and we expect preopening expenses for these units to approximate $100,000 each. See “Risk Factors — Development and Construction Risks.”

      Elimination of minority interests represents the portion of our net earnings or losses which are attributable to the collective ownership interests of our partners. Elimination of minority interests for all periods subsequent to 1996 includes the effect of our partnership management structure. P.F. Chang’s has entered into a series of partnership agreements with each of our regional managers, certain general managers and certain executive chefs. These partnership agreements typically provide that the regional manager partner is entitled to a specified percentage of the cash flows from the restaurants that partner has invested in, developed and oversees as the regional manager. Similarly, the general manager partners and executive chef partners receive a percentage of the cash flows from the restaurant in which they invest and work.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended April 2, 2000 and April 1, 2001, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended

	April 2,	April 1,
	2000	2001

STATEMENTS OF OPERATIONS DATA:

Revenues (in thousands)	$51,414	$72,420

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.4%	27.7%

Labor	29.7	30.0

Operating	17.1	16.9

Occupancy	6.3	6.2

Total restaurant operating costs	80.5	80.8

General and administrative	5.4	5.1

Depreciation and amortization	3.3	3.5

Preopening expense	1.5	0.9

Income from operations	9.3	9.7

Interest income (expense), net	0.0	0.5

Elimination of minority interests	(1.8)	(1.8)

Income before provision for income taxes	7.5	8.4

Provision for income taxes	(2.9)	(3.1)

Net income	4.6%	5.3%

  Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $21.0 million, or 40.9%, to $72.4 million in the three months ended April 1, 2001 from $51.4 million in the three months ended April 2, 2000. The increase in first quarter 2001 revenues compared to first quarter 2000 revenues was primarily attributable to revenues of $16.6 million generated by new restaurants opened subsequent to April 2, 2000, a $3.5 million increase in revenues in the three months ended April 1, 2001 for existing restaurants and $879,000 of revenues generated by Pei Wei Asian Diner. Increased customer visits and a modest price increase in the fourth quarter of 2000 produced comparable restaurant sales gains of 5.4% in the three months ended April 1, 2001.

  Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales increased as a percentage of revenues to 27.7% in the three months ended April 1, 2001 compared to 27.4% for the three months ended April 2, 2000. This increase is due primarily to a slight increase in commodity prices in the areas of seafood, produce and beef offset by decreases in poultry and dry food expense.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 30.0% in the three months ended April 1, 2001 from 29.7% in the three months ended April 2, 2000. The increase in labor expenses was primarily due to an increase in California’s hourly minimum wage from $5.75 to $6.25 as well as higher workers compensation costs and higher wage rates in general across our system. These increases were partially offset by improvements in the management of hourly staff levels in the restaurants as our restaurants mature. We expect that tighter labor markets will continue to exert upward pressure on our labor costs for the remainder of 2001.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs. In addition, our experience to date has been that operating costs associated with a newly opened restaurant (for approximately its first four to six months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased as a percentage of revenues to 16.9% in the three months ended April 1, 2001 from 17.1% in the three months ended April 2, 2000. This decrease was due to the fact that we had three new restaurants opened during the first quarter of 2000 compared to no new restaurants opened in the first quarter of 2001, as well as an increase in average weekly sales volumes which allowed us to leverage our fixed operating costs. These decreases more than offset higher utility costs incurred in 2001.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased nominally as a percentage of revenues to 6.2% in the three months ended April 1, 2001 from 6.3% in the three months ended April 2, 2000. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $3.7 million (5.1% of revenues) in the three months ended April 1, 2001 from $2.8 million (5.4% of revenues) in the three months ended April 2, 2000. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $670,000 of additional compensation and benefits expense for the three months ended April 1, 2001, as well as additional costs to support a larger restaurant base, including additional travel expenses, consulting fees and accounting and legal fees. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners (See “Elimination of minority interests” below).

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of minority ownership interests. Depreciation and amortization increased to $2.5 million in the three months ended April 1, 2001 from $1.7 million in the three months ended April 2, 2000. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to April 2, 2000 totaling $720,000 for the three months ended April 1, 2001; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2000.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended April 1, 2001 decreased to $642,000 from $746,000 in the three months ended April 2, 2000. Preopening expenses in the three month period ended April 1, 2001 decreased primarily due to the fact that we opened three restaurants in the first three months of 2000 compared to no new restaurants in the first three months of 2001.

      Interest income (expense), net. Interest income increased to $377,000 in the three months ended April 1, 2001 from $21,000 in the three months ended April 2, 2000. The increase was due to the infusion of cash from the private equity placement that occurred in January of 2001.

  Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers (“Market Partners”), certain of our general managers (“Operating Partners”) and certain of our executive chefs (“Culinary Partners”). Elimination of minority interests increased to $1.3 million for the three months ended April 1, 2001 from $931,000 for the three months ended April 2, 2000. The increase was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

  Provision for income taxes

      The provision for income taxes increased to $2.2 million for the three months ended April 1, 2001 from $1.5 million for the three months ended April 2, 2000. The increase in the tax provision was due primarily to higher profitability of our current restaurants. The income tax provisions for 2000 and 2001 differ from the expected provision for income taxes, derived by applying the statutory income tax rate, due primarily to state income tax benefits and wage related tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $9.3 million and $6.2 million for the three months ended April 1, 2001 and April 2, 2000, respectively. Net cash provided by operating activities exceeded net income for the three months ended April 1, 2001 due principally to the effect of minority interest, depreciation and amortization, and an increase in income tax liability. Net cash provided by operating activities exceeded net income for the three months ended April 2, 2000 due principally to the effect of minority interest, depreciation and amortization.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the three months ended April 1, 2001 and April 2, 2000 was $8.0 million and $7.1 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. We intend to open 14 new Bistros and four new Pei Wei restaurants in 2001. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.2 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $700,000 and will incur preopening costs of approximately $100,000.

      Net cash provided by (used in) financing activities for the three months ended April 1, 2001 was $24.7 million compared to net cash used in financing activities for the three months ended April 2, 2000 of ($536,000). Financing activities in the first three months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 as well as the repayment of our $15 million in borrowings on our credit facility and distributions to minority partners. Financing activities in the first three months of 2000 consisted principally of distributions to minority partners.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require us to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75: 1.00 and a minimum fixed-charge ratio of 1.25: 1.00. The credit facility has been collateralized by a portion of the assets of P.F. Chang’s. We had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001.

      On January 11, 2001, P.F. Chang’s sold 1.25 million shares of our common stock at a price of $32.667 per share. Net proceeds from the transaction amounted to $40.8 million. Of this $40.8 million, $15 million was used to pay all of the outstanding borrowings under our credit facility. The remaining proceeds will be used to fund future development of both P.F. Chang’s China Bistro and Pei Wei Asian Diner.

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

      We operated 52 full service, or Bistro, restaurants and one limited service, or Pei Wei, restaurant, as of April 1, 2001, 14 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

     If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 53 restaurants as of April 1, 2001. We expect to open 14 Bistros and four Pei Wei restaurants in 2001. Our ability to expand successfully will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites;

•	negotiation of favorable lease arrangements;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	management of the costs of construction and development of new restaurants;

•	securing required governmental approvals and permits;

•	recruitment of qualified operating personnel, particularly managers and chefs;

•	weather conditions;

•	competition in new markets; and

•	general economic conditions.

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

      Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including kitchen staff and waitstaff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations, resulting in an adverse effect on our revenues or results of operations.

Fluctuations in operating results may cause market price of our common stock to decline.

      Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	general economic conditions;

•	consumer confidence in the economy;

•	changes in consumer preferences;

•	competitive factors;

•	weather conditions;

•	timing of new restaurant openings and related expenses;

•	revenues contributed by new restaurants; and

•	increases or decreases in comparable restaurant revenues.

      Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses and labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive salaries equal to the California minimum wage, which rose from $5.75 per hour effective March 1, 1998 to $6.25 per hour effective January 1, 2001. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased within the next 12 months. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our inability to retain key personnel could negatively impact our business.

      Our success will continue to be highly dependent on our key operating officers and employees, including Richard Federico, our Chief Executive Officer, Robert Vivian, our President and Chief Financial Officer, and Frank Ziska, Chief Development Officer. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers (market partners), general managers (operating partners) and executive chefs (chef partners), to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distributors Marketing Alliance as the primary distributor of our food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive short-term contract with Distributors Marketing Alliance on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising energy costs in several of our significant markets may continue to affect profitability.

      Our success depends in part on our ability to absorb increase in utility costs. Several regions of the United States in which we operate multiple restaurants, particularly California, have recently experienced significant increase in utility prices. If these increases continue, this will have an adverse effect on our profitability.

Failure to comply with governmental regulations could harm our business and our reputation.

      We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	environment;

•	building construction;

•	zoning requirements; and

•	the preparation and sale of food and alcoholic beverages.

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

      We are from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of April 1, 2001 is not material, and therefore, disclosure is not required.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

      We were not involved in any material legal proceedings as of April 1, 2001.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit
Number	Description Document

10.1	Common Stock Purchase Agreement dated January 11, 2001

      (b)  Report on Form 8-K

      No reports on Form 8-K have been filed by the Company during the three months ended April 1, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2001.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer, (Principal Executive Officer) President and Chief	May 3, 2001

/s/ ROBERT T. VIVIAN Robert T. Vivian	Financial Officer (Principal Financial and Accounting Officer)	May 3, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description Document

10.1	Common Stock Purchase Agreement dated January 11, 2001