Form 10-Q
period 2001-07-01
P F CHANGS CHINA BISTRO INC
filed 2001-08-03
CIK 1039889

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of July 1, 2001, there were outstanding 11,910,243 shares of the Registrant’s Common Stock.

PART I  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	December 31,	July 1,
	2000	2001

	(In Thousands)

ASSETS

Current assets:

Cash and cash equivalents	$6,390	$29,859

Receivables	1,671	1,951

Inventories	1,683	1,742

Current portion of notes receivable from related parties	72	60

Prepaids and other current assets	2,161	2,240

Total current assets	11,977	35,852

Construction-in-progress	2,213	5,500

Property and equipment, net	92,284	98,388

Goodwill, net	7,386	8,449

Notes receivable from related parties, less current portion	20	120

Other assets	2,046	2,527

Total assets	$115,926	$150,836

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable — trade	$3,128	$2,692

Construction payable	2,356	30

Accrued payroll	3,269	3,444

Sales and use tax payable	1,792	1,858

Property tax payable	1,474	1,917

Other accrued expenses	3,711	5,148

Unearned revenue	2,793	2,249

Current portion of long-term debt	207	338

Total current liabilities	18,730	17,676

Long-term debt	1,485	1,782

Short-term credit facility expected to be refinanced	15,000	—

Deferred income tax liability	2,318	3,282

Interests of minority members and partners in consolidated limited liability companies and partnerships	1,051	1,206

Common stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized: 10,453,144 shares issued and outstanding at December 31, 2000 and 11,910,243 at July 1, 2001	10	12

Additional paid-in capital	66,757	109,024

Retained earnings	10,575	17,854

Total common stockholders’ equity	77,342	126,890

Total liabilities and common stockholders’ equity	$115,926	$150,836

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	July 2,	July 1,	July 2,	July 1,
	2000	2001	2000	2001

	(In Thousands, Except Per Share Data)

Revenues	$53,496	$76,457	$104,910	$148,877

Costs and expenses:

Restaurant operating costs:

Cost of sales	14,733	20,820	28,810	40,901

Labor	15,596	23,405	30,870	45,144

Operating	9,123	12,986	17,918	25,247

Occupancy	3,381	4,849	6,614	9,311

Total restaurant operating costs	42,833	62,060	84,212	120,603

General and administrative	3,043	4,075	5,850	7,748

Depreciation and amortization	1,782	2,651	3,462	5,164

Preopening	1,420	1,363	2,166	2,005

Income from operations	4,418	6,308	9,220	13,357

Interest income, net	46	276	65	654

Income before elimination of minority members’ and partners’ interests and provision for income taxes	4,464	6,584	9,285	14,011

Elimination of minority members’ and partners’ interests	(1,048)	(1,289)	(1,979)	(2,592)

Income before provision for income taxes	3,416	5,295	7,306	11,419

Provision for income taxes	(1,288)	(1,905)	(2,789)	(4,140)

Net income	$2,128	$3,390	$4,517	$7,279

Net income per share:

Basic	$0.21	$0.29	$0.44	$0.62

Diluted	$0.19	$0.27	$0.40	$0.58

Weighted average shares used in computation:

Basic	10,365	11,906	10,334	11,787

Diluted	11,348	12,729	11,314	12,641

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	July 2,	July 1,
	2000	2001

	(In Thousands)

OPERATING ACTIVITIES:

Net income	$4,517	$7,279

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,243	4,926

Amortization of goodwill	219	238

Deferred income taxes	339	964

Minority members’ and partners’ interests	1,979	2,592

Changes in operating assets and liabilities:

Receivables	(586)	(280)

Inventories	(202)	(59)

Prepaids and other current assets	(2,103)	(79)

Other assets	(568)	(481)

Accounts payable — trade	792	(436)

Accrued payroll	(49)	175

Sales and use tax payable	109	66

Property tax payable	424	443

Other accrued expenses	743	1,437

Unearned revenue	(354)	(544)

Income tax liability	(1,319)	606

Net cash provided by operating activities	7,184	16,847

INVESTING ACTIVITIES:

Capital expenditures	(18,404)	(16,643)

Decrease (increase) in notes receivable from related Parties	224	(88)

Purchase of minority interests	—	(793)

Net cash used in investing activities	(18,180)	(17,524)

FINANCING ACTIVITIES:

Proceeds from credit facility	12,000	—

Repayments on credit facility	—	(15,000)

Repayments of long-term debt	(186)	(94)

Net proceeds from sale of common stock	—	40,768

Proceeds from stock options exercised and employee stock Purchases	632	895

Proceeds from minority partners contributions	324	204

Distributions to minority members and partners	(2,143)	(2,627)

Net cash provided by financing activities	10,627	24,146

Net (decrease) increase in cash and cash equivalents	(369)	23,469

Cash and cash equivalents at the beginning of the period	5,333	6,390

Cash and cash equivalents at the end of the period	$4,964	$29,859

Supplemental disclosure of cash flow information:

Cash paid for interest	167	223

Cash paid for income taxes	5,452	1,690

Benefit from disqualifying stock option dispositions credited to equity	368	606

Purchase of minority interests through issuance of debt and conversion to members’ capital	—	624

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

      P.F. Chang’s China Bistro, Inc. owned and operated 57 full service restaurants (as of July 1, 2001) throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated two limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

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

2.  Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants.

3.  Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75: 1.00 and a minimum fixed-charge ratio of 1.25: 1.00. The credit facility has been collateralized by a portion of the assets of P.F. Chang’s. The Company had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001. Since all borrowings under the credit facility have been to fund the construction of new restaurants, interest incurred to date on the credit facility has been capitalized to the extent allowable in accordance with generally accepted accounting principles. Interest paid under the credit facility for the six months ended July 1, 2001 was $139,000.

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

4.  Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to total, after tax, approximately $320,000 in additional income in fiscal year 2002. Also during 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets recorded as of January 1, 2002 and is currently evaluating the effect, if any, of these tests on the earnings and financial position of the Company.

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

Overview

      As of July 1, 2001, we owned and operated 57 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and Chief Financial Officer, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998, 13 in 1999 and 16 in 2000.

      We also owned and operated two limited service restaurants as of July 1, 2001. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to that of P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and opened another unit in the Phoenix area in April of 2001. We have committed to opening three additional Pei Wei units in 2001, two in the Phoenix area and one in the Dallas, Texas area. We have begun to add additional resources and infrastructure to Pei Wei in recent months and we will continue to add more resources as we prepare to push forward with the development of the Pei Wei concept.

      We intend to open 14 new Bistros in 2001, five of which were open as of July 1, 2001. We also intend to open four new Pei Wei restaurants in 2001, one of which was open as of July 1, 2001. The full service units that we intend to develop in 2001 will be located in approximately seven new cities across the United States.

The four Pei Wei units that we intend to develop in 2001 will be in the Phoenix and Dallas markets. We have signed lease agreements or letters of intent for all of our development planned for fiscal year 2001. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.2 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Capital required for the Pei Wei units will approximate $700,000 each and we expect preopening expenses for these units to approximate $100,000 each. See “Risk Factors — Development and Construction Risks.”

      Elimination of minority interests represents the portion of our net earnings or losses which is attributable to the collective ownership interests of our partners. Elimination of minority interests for all periods subsequent to 1996 includes the effect of our partnership management structure. P.F. Chang’s has entered into a series of partnership agreements with each of our regional managers, certain general managers and certain executive chefs. These partnership agreements typically provide that the regional manager partner is entitled to a specified percentage of the cash flows from the restaurants that partner has invested in, developed and oversees as the regional manager. Similarly, the general manager partners and executive chef partners receive a percentage of the cash flows from the restaurant in which they invest and work.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended July 2, 2000 and July 1, 2001 and for the six months ended July 2, 2000 and July 1, 2001, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended		Six Months Ended

	July 2,	July 1,	July 2,	July 1,
	2000	2001	2000	2001

STATEMENTS OF OPERATIONS DATA:

Revenues (in thousands)	$53,496	$76,457	$104,910	$148,877

Costs and expenses:

Restaurant operating costs:

Cost of sales	27.5%	27.2%	27.5%	27.4%

Labor	29.2	30.6	29.4	30.3

Operating	17.1	17.0	17.1	17.0

Occupancy	6.3	6.3	6.3	6.3

Total restaurant operating costs	80.1	81.1	80.3	81.0

General and administrative	5.7	5.3	5.6	5.2

Depreciation and amortization	3.3	3.5	3.3	3.5

Preopening expense	2.6	1.8	2.1	1.4

Income from operations	8.3	8.3	8.7	8.9

Interest income (expense), net	0.0	0.4	0.1	0.4

Elimination of minority interests	(1.9)	(1.7)	(1.9)	(1.7)

Income before provision for income taxes	6.4	7.0	6.9	7.6

Provision for income taxes	(2.4)	(2.5)	(2.6)	(2.8)

Net income	4.0%	4.5%	4.3%	4.8%

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $23.0 million, or 43%, to $76.5 million in the three months ended July 1, 2001 from $53.5 million in the three months ended July 2, 2000. Revenues increased by $44.0 million, or 42%, to $148.9 million in the six months ended July 1, 2001 from $104.9 million in the six months ended July 2, 2000. The increase in second quarter 2001 revenues compared to second quarter 2000 revenues was primarily attributable to revenues of $16.8 million generated by new restaurants opened subsequent to July 2, 2000, a $4.6 million increase in revenues in the three months ended July 1, 2001 for existing restaurants and $1.6 million of revenues generated by Pei Wei Asian Diner. The increase in revenues for the six months ended July 1, 2001 compared to the six months ended July 2, 2000 was primarily attributable to revenues of $30.0 million generated by new restaurants opened subsequent to July 2, 2000, a $11.5 million increase in revenues in the six months ended July 1, 2001 for existing restaurants and $2.5 million of revenues generated by Pei Wei Asian Diner. Increased customer visits as well as a modest price increase in the fourth quarter of 2000 and the last half of the second quarter of 2001 produced comparable restaurant sales gains of 3.4% in the three months ended July 1, 2001 and 4.4% in the six months ended July 1, 2001.

Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.2% in the three months ended July 1, 2001 compared to 27.5% for the three months ended July 2, 2000. Cost of sales decreased nominally to 27.4% for the six months ended July 1, 2001 as compared to 27.5% for the six months ended July 2, 2000. The decrease in cost of sales in 2001 for both periods is due primarily to a decrease in commodity prices in the areas of seafood and poultry, offset by a slight increase in beef prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 30.6% in the three months ended July 1, 2001 from 29.2% in the three months ended July 2, 2000. Labor expenses increased to 30.3% in the six months ended July 1, 2001 from 29.4% in the six months ended July 2, 2000. The increase in labor expenses was primarily due to higher wage rates in general across the system as well as an increase in California’s hourly minimum wage from $5.75 to $6.25 effective January 1, 2001 and higher workers compensation and health insurance costs. We expect that tighter labor markets will continue to exert upward pressure on our labor costs for the remainder of 2001.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs. In addition, our experience to date has been that operating costs during the first four to six months of operation of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased nominally as a percentage of revenues to 17.0% in the three months ended July 1, 2001 and the six months ended July 1, 2001 from 17.1% in the three months ended July 2, 2000 and the six months ended July 2, 2000. While utility costs remain at a premium, our strong revenue performance thus far in 2001 has allowed us to leverage some of those costs.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs remained consistent as a percentage of revenues at 6.3% in the three months ended July 1, 2001 compared to the three months ended July 2, 2000 and in the six months ended July 1, 2001 compared to the six months ended July 2, 2000.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $4.1 million (5.3% of revenues) in the three months ended July 1, 2001 from $3.0 million (5.7% of revenues) in the three months ended July 2, 2000. General and administrative expenses increased to $7.7 million (5.2% of revenues) in the six months ended July 1, 2001 from $5.9 million (5.6% of revenues) in the six months ended July 2, 2000. The increase was due primarily to the addition of corporate management personnel which resulted in approximately $718,000 and $1.4 million of additional compensation and benefits expense for the three months ended July 1, 2001 and the six months ended July 1, 2001, respectively; as well as additional management and corporate infrastructure costs associated with our development of the Pei Wei concept. Included in this increase as well are additional costs to support a larger restaurant base, including additional travel expenses and accounting and legal fees. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners (See “Elimination of minority interests” below).

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of minority ownership interests. Depreciation and amortization increased to $2.7 million in the three months ended July 1, 2001 from $1.8 million in the three months ended July 2, 2000. Depreciation and amortization increased to $5.2 million in the six months ended July 1, 2001 from $3.5 million in the six months ended July 2, 2000. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to July 2, 2000 totaling $660,000 and $1.2 million for the three months ended July 1, 2001 and the six months ended July 1, 2001, respectively; as well as a full three and six months’ worth of depreciation and amortization on fixed assets in restaurants opened during the first half of 2000.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended July 1, 2001 remained consistent at $1.4 million compared to the three months ended July 2, 2000 and decreased to $2.0 million in the six months ended July 1, 2001 from $2.2 million in the six months ended July 2, 2000. Preopening expenses in the three month period ended July 1, 2001 and the three month period ended July 2, 2000 are comparable due to the fact that the number and timing of restaurants opened during the second quarter of 2001 is similar to the number and timing opened in the second quarter of 2000. The decrease in dollars for the six months ended July 1, 2001 as compared to the six months ended July 2, 2000 is due to the fact that we opened five Bistros and one Pei Wei to date in 2001 as compared to six Bistros in the same period in 2000.

      Interest income (expense), net. Interest income (expense), net increased to $276,000 in the three months ended July 1, 2001 from $46,000 in the three months ended July 2, 2000. Interest income (expense), net increased to $654,000 in the six months ended July 1, 2001 from $65,000 in the six months ended July 2, 2000. The increase was due to the cash proceeds from the private equity placement that occurred in January of 2001. In addition, part of this cash was used to pay off the borrowings under our credit facility, thereby decreasing our interest expense.

Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers (“Market Partners”), certain of our general managers (“Operating Partners”) and certain of our executive chefs (“Culinary Partners”). Elimination of minority interests increased to $1.3 million for the three months ended July 1, 2001 from $1.0 million for the three months ended July 2, 2000. Elimination of minority interests increased to $2.6 million for the six months ended July 1, 2001 from $2.0 million for the six months ended July 2, 2000. The increase was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

Provision for income taxes

      The provision for income taxes increased to $1.9 million (approximately 36% of pre-tax income) for the three months ended July 1, 2001 from $1.3 million (approximately 38% of pre-tax income) for the three months ended July 2, 2000 and increased to $4.1 million (approximately 36.5% of pre-tax income) for the six months ended July 1, 2001 from $2.8 million (approximately 38% of pre-tax income) for the six months ended July 2, 2000. The increase in the tax provision was due primarily to higher profitability of our current restaurants. The decrease in the tax rates as a percentage of pre-tax income and the variance from the expected provision for income taxes derived by applying the statutory income tax rate is due primarily to state income tax benefits and wage related tip credits for both periods.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $16.8 million and $7.2 million for the six months ended July 1, 2001 and July 2, 2000, respectively. Net cash provided by operating activities exceeded net income for the six months ended July 1, 2001 due principally to the effect of minority interest and depreciation and amortization. Net cash provided by operating activities exceeded net income for the six months ended July 2, 2000 due principally to the effect of minority interest, depreciation and amortization offset by an increase in prepaids and other current assets.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the six months ended July 1, 2001 and July 2, 2000 was $17.5 million and $18.2 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. We intend to open 14 new Bistros in 2001, five of which were open as of July 1, 2001. We also intend to open four new Pei Wei restaurants in 2001, one of which was open as of July 1, 2001. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.2 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $700,000 and will incur preopening costs of approximately $100,000.

      Net cash provided by financing activities for the six months ended July 1, 2001 was $24.1 million compared to net cash provided by financing activities for the six months ended July 2, 2000 of $10.6 million. Financing activities in the first six months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 as well as the repayment of our $15.0 million in borrowings on our credit facility and distributions to minority partners. Financing activities in the first six months of 2000 consisted principally of borrowings of $12.0 million on our credit facility and distributions to minority partners.

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

      On January 11, 2001, P.F. Chang’s sold 1.25 million shares of our common stock at a price of $32.667 per share. Net proceeds from the transaction amounted to $40.8 million. Of this $40.8 million, $15.0 million was used to pay all of the outstanding borrowings under our credit facility. The remaining proceeds will be used to fund future development of both P.F. Chang’s China Bistro and Pei Wei Asian Diner.

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

      We operated 57 full service, or Bistro, restaurants and two limited service, or Pei Wei, restaurants, as of July 1, 2001, 17 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 59 restaurants as of July 1, 2001. We expect to open 14 Bistros and four Pei Wei restaurants in 2001. Our ability to expand successfully will depend on a number of factors, including:

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

      Our success will continue to be highly dependent on our key operating officers and employees, including Richard Federico, our Chief Executive Officer, Robert Vivian, our President and Chief Financial Officer, Russell Owens, President of Pei Wei Asian Diner, and Frank Ziska, our Chief Development Officer. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers (market partners), general managers (operating partners) and executive chefs (chef partners), to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distributors Marketing Alliance as the primary distributor of our food. Distributors Marketing Alliance is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive, short-term, renewable contract with Distributors Marketing Alliance on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distributors Marketing Alliance could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of July 1, 2001 is not material, and therefore, disclosure is not required.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

      We were not involved in any material legal proceedings as of July 1, 2001.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on April 25, 2001. There were two proposals up for approval. The results of voting are as follows:

      1)  The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	7,879,777	1,157,270

Paul M. Fleming	9,030,411	6,636

Kenneth J. Wessels	9,029,236	7,811

R. Michael Welborn	9,030,411	6,636

James G. Shennan, Jr.	9,030,336	6,711

F. Lane Cardwell, Jr.	9,030,411	6,636

      2)  The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

8,057,072	979,785	190

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit
Number		Description Document

3.1	*	Certificate of Incorporation of the Company
3.2	*	By-laws

*	Incorporated by reference to the Company’s Form 10-K for the year 2000 filed on March 6, 2001

      (b)  Report on Form 8-K

      No reports on Form 8-K have been filed by the Company during the six months ended July 1, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2001.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer, (Principal Executive)	August 3, 2001

/s/ ROBERT T. VIVIAN Robert T. Vivian	President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 3, 2001

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3.1	*	Certificate of Incorporation of the Company
3.2	*	By-laws

*	Incorporated by reference to the Company’s Form 10-K for the year 2000 filed on March 6, 2001