Form 10-Q
period 2001-09-30
P F CHANGS CHINA BISTRO INC
filed 2001-10-24
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of September 30, 2001, there were outstanding 11,944,477 shares of the Registrant’s Common Stock.

Item		Page

PART I FINANCIAL INFORMATION
1.	Unaudited Condensed Financial Statements	2
	Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001	2
	Consolidated Statements of Income for the Three Months Ended October 1, 2000 and September 30, 2001 and for the Nine Months Ended October 1, 2000 and September 30, 2001	3
	Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2000 and September 30, 2001	4
	Notes to Unaudited Condensed Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II OTHER INFORMATION
1.	Legal Proceedings	17
2.	Changes in Securities and Use of Proceeds	17
3.	Defaults upon Senior Securities	17
4.	Submission of Matters to a Vote of Security Holders	17
5.	Other Information	17
6.	Exhibits and Reports on Form 8-K	17

PART I FINANCIAL INFORMATION

Item 1.      Unaudited Condensed Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	December 31,	September 30,
	2000	2001

	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,390	$33,569
Receivables	1,671	934
Inventories	1,683	1,819
Current portion of notes receivable from related parties	72	188
Prepaids and other current assets	2,161	2,191

Total current assets	11,977	38,701
Construction-in-progress	2,213	5,090
Property and equipment, net	92,284	107,495
Goodwill, net	7,386	8,471
Notes receivable from related parties, less current portion	20	100
Other assets	2,046	2,591

Total assets	$115,926	$162,448

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$3,128	$5,642
Construction payable	2,356	1,721
Accrued payroll	3,269	4,323
Sales and use tax payable	1,792	1,829
Property tax payable	1,474	2,029
Other accrued expenses	3,711	5,193
Income tax liability	—	1,380
Unearned revenue	2,793	2,205
Current portion of long-term debt	207	307

Total current liabilities	18,730	24,629
Long-term debt	1,485	1,771
Short-term credit facility expected to be refinanced	15,000	—
Deferred income tax liability	2,318	3,361
Interests of minority members and partners in consolidated limited liability companies and partnerships	1,051	1,402
Common stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized: 10,453,144 shares issued and outstanding at December 31, 2000 and 11,944,477 at September 30, 2001.	10	12
Additional paid-in capital	66,757	109,846
Retained earnings	10,575	21,427

Total common stockholders’ equity	77,342	131,285

Total liabilities and common stockholders’ equity	$115,926	$162,448

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	October 1,	September 30,	October 1,	September 30,
	2000	2001	2000	2001

	(In Thousands, Except Per Share Data)
	(Unaudited)
Revenues	$61,179	$80,555	$166,088	$229,432
Costs and expenses:
Restaurant operating costs:
Cost of sales	16,996	21,774	45,806	62,674
Labor	18,118	24,492	48,988	69,637
Operating	10,696	13,875	28,615	39,122
Occupancy	3,798	5,118	10,411	14,429

Total restaurant operating costs	49,608	65,259	133,820	185,862
General and administrative	3,042	4,121	8,892	11,869
Depreciation and amortization	2,011	2,816	5,473	7,981
Preopening	2,021	1,657	4,187	3,662

Income from operations	4,497	6,702	13,716	20,058
Interest income, net	33	169	98	823

Income before elimination of minority members’ and partners’ interests and provision for income taxes	4,530	6,871	13,814	20,881
Elimination of minority members’ and partners’ interests	(1,105)	(1,339)	(3,084)	(3,929)

Income before provision for income taxes	3,425	5,532	10,730	16,952
Provision for income taxes	(1,305)	(1,964)	(4,093)	(6,104)

Net income	$2,120	$3,568	$6,637	$10,848

Net income per share:
Basic	$0.20	$0.30	$0.64	$0.92

Diluted	$0.19	$0.28	$0.59	$0.86

Weighted average shares used in computation:
Basic	10,400	11,930	10,356	11,835

Diluted	11,344	12,805	11,324	12,687

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	October 1,	September 30,
	2000	2001

	(In Thousands)
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$6,637	$10,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,142	7,608
Amortization of goodwill	331	373
Deferred income taxes	570	1,043
Minority members’ and partners’ interests	3,084	3,929
Changes in operating assets and liabilities:
Receivables	(2,452)	737
Inventories	(409)	(136)
Prepaids and other current assets	(1,037)	(1,033)
Other assets	(821)	(545)
Accounts payable — trade	1,560	2,514
Accrued payroll	1,293	1,054
Sales and use tax payable	290	37
Property tax payable	653	555
Other accrued expenses	353	1,368
Unearned revenue	(327)	(588)
Income tax liability	(1,214)	3,123

Net cash provided by operating activities	13,653	30,887
INVESTING ACTIVITIES:
Capital expenditures	(29,862)	(26,331)
Decrease (increase) in notes receivable from related parties	482	(146)
Purchase of minority interests	102	(759)

Net cash used in investing activities	(29,278)	(27,236)
FINANCING ACTIVITIES:
Proceeds from credit facility	15,000	—
Repayments on credit facility	—	(15,000)
Repayments of long-term debt	(233)	(136)
Net proceeds from sale of common stock	—	40,768
Proceeds from stock options exercised and employee stock Purchases	1,095	1,583
Proceeds from minority partners contributions	390	335
Distributions to minority members and partners	(3,275)	(4,022)

Net cash provided by financing activities	12,977	23,528

Net (decrease) increase in cash and cash equivalents	(2,648)	27,179
Cash and cash equivalents at the beginning of the period	5,333	6,390

Cash and cash equivalents at the end of the period	$2,685	$33,569

Supplemental disclosure of cash flow information:
Cash paid for interest	494	275
Cash paid for income taxes	5,637	1,972
Benefit from disqualifying stock option dispositions credited to equity	473	740
Purchase of minority interests through issuance of debt and conversion to members’ capital	346	649

See accompanying notes to unaudited condensed consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

      P.F. Chang’s China Bistro, Inc. owned and operated 62 full service restaurants (as of September 30, 2001) throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated two limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

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

3.     Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. The credit facility has been collateralized by a portion of the assets of P.F. Chang’s. The Company had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which were repaid during the first quarter of 2001. Since all borrowings under the credit facility have been to fund the construction of new restaurants, interest incurred to date on the credit facility has been capitalized to the extent allowable in accordance with generally accepted accounting principles. Interest paid under the credit facility for the nine months ended September 30, 2001 was $139,000.

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

5.     Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of FAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to total, after tax, approximately $320,000 in additional net income in fiscal year 2002. Also during 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets recorded as of January 1, 2002 and is currently evaluating the effect, if any, of these tests on the consolidated net income and financial position of the Company.

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

Overview

      As of September 30, 2001, we owned and operated 62 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and Chief Financial Officer, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States and opened three additional restaurants in 1996, six in 1997, 10 in 1998, 13 in 1999 and 16 in 2000. We intend to open 13 new Bistros in 2001, ten of which were open as of September 30, 2001. The full service units developed in 2001 will be located in both existing markets as well as approximately seven new cities across the United States.

      We also owned and operated two limited service restaurants as of September 30, 2001. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to that of P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and opened another unit in the Phoenix area in April of 2001. We have committed to opening three additional Pei Wei units in 2001, two in the Phoenix area and one in the Dallas, Texas area. We have begun to add additional resources and infrastructure to Pei Wei in recent months and we will continue to add more resources as we prepare to push forward with the development of the Pei Wei concept.

      In 2002, we intend to develop 13-15 Bistros and 8-10 Pei Wei Asian Diners. We have signed lease agreements or letters of intent for all of our development planned for fiscal year 2002. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.2 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Capital required for the Pei Wei units will approximate $700,000 each and we expect preopening expenses for these units to approximate $100,000 each. See “Risk Factors — Development and Construction Risks.”

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

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended October 1, 2000 and September 30, 2001 and for the nine months ended October 1, 2000 and September 30, 2001, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended		Nine Months Ended

	October 1,	September 30,	October 1,	September 30,
	2000	2001	2000	2001

STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands)	$61,179	$80,555	$166,088	$229,432
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.8%	27.0%	27.6%	27.3%
Labor	29.6	30.4	29.5	30.3
Operating	17.5	17.2	17.2	17.1
Occupancy	6.2	6.4	6.3	6.3

Total restaurant operating costs	81.1	81.0	80.6	81.0
General and administrative	5.0	5.1	5.4	5.2
Depreciation and amortization	3.3	3.5	3.3	3.5
Preopening expense	3.3	2.1	2.5	1.6

Income from operations	7.3	8.3	8.2	8.7
Interest income	0.0	0.2	0.1	0.4
Elimination of minority interests	(1.8)	(1.7)	(1.8)	(1.7)

Income before provision for income taxes	5.5	6.8	6.5	7.4
Provision for income taxes	(2.1)	(2.4)	(2.5)	(2.7)

Net income	3.4%	4.4%	4.0%	4.7%

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $19.4 million, or 32%, to $80.6 million in the three months ended September 30, 2001 from $61.2 million in the three months ended October 1, 2000. Revenues increased by $63.3 million, or 38%, to $229.4 million in the nine months ended September 30, 2001 from $166.1 million in the nine months ended October 1, 2000. The increase in third quarter 2001 revenues compared to third quarter 2000 revenues was primarily attributable to revenues of $12.1 million generated by new restaurants (both Bistro and Pei Wei) opened subsequent to October 1, 2000 and a $7.3 million increase in revenues in the three months ended September 30, 2001 for existing restaurants (both Bistro and Pei Wei). The increase in revenues for the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000 was primarily attributable to revenues of $24.8 million generated by new restaurants (both Bistro and Pei Wei) opened subsequent to October 1, 2000 and a $38.5 million increase in revenues in the nine months ended September 30, 2001 for existing restaurants (both Bistro and Pei Wei). Increased customer visits as well as a modest price increase in the fourth quarter of 2000 and the last half of the second quarter of 2001 produced comparable restaurant sales gains of 3.2% in the three months ended September 30, 2001 and 3.9% in the nine months ended September 30, 2001.

     Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.0% in the three months ended September 30, 2001 compared to 27.8% for the three months ended October 1, 2000. Cost of sales decreased to 27.3% for the nine months ended September 30, 2001 as compared to 27.6% for the nine months ended October 1, 2000. The decrease in cost of sales in 2001 for both periods is due primarily to a decrease in commodity prices in the areas of seafood and dry food, offset by a slight increase in beef prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 30.4% in the three months ended September 30, 2001 from 29.6% in the three months ended October 1, 2000. Labor expenses increased to 30.3% in the nine months ended September 30, 2001 from 29.5% in the nine months ended October 1, 2000. The increase in labor expenses was primarily due to higher wage rates in general across the system as well as an increase in California’s hourly minimum wage from $5.75 to $6.25 effective January 1, 2001 and higher workers compensation and health insurance costs.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs. Our experience to date has been that operating costs during the first four to six months of operation of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased as a percentage of revenues to 17.2% in the three months ended September 30, 2001 from 17.5% in the three months ended October 1, 2000. Operating expenses decreased nominally as a percentage of revenues to 17.1% in the nine months ended September 30, 2001 from 17.2% in the nine months ended October 1, 2000. The decrease in operating expenses as a percentage of revenues for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000 is due primarily to the fact that we opened five Bistros during the three month period as compared to seven Bistros in the same period in 2000. The decrease in operating expenses as a percentage of revenues for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000 is due to the fact that we opened 10 Bistros and one Pei Wei to date in 2001 as compared to 13 Bistros and one Pei Wei in the same period in 2000. While utility costs, a component of operating expenses, remain at a premium, our strong revenue performance thus far in 2001 has allowed us to leverage some of those costs.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs as a percentage of revenues increased to 6.4% in the three months ended September 30, 2001 from 6.2% in the three months ended October 1, 2000. Occupancy costs remained consistent at 6.3% in the nine months ended September 30, 2001 compared to the nine months ended October 1, 2000.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $4.1 million (5.1% of revenues) in the three months ended September 30, 2001 from $3.0 million (5.0% of revenues) in the three months ended October 1, 2000. General and administrative expenses increased to $11.9 million (5.2% of revenues) in the nine months ended September 30, 2001 from $8.9 million (5.4% of revenues) in the nine months ended October 1, 2000. The increase was due primarily to the addition of corporate management personnel for both the Bistro and Pei Wei which resulted in approximately $884,000 and $2.4 million of additional compensation and benefits expense for the three months ended September 30, 2001 and the nine months ended September 30, 2001, respectively. The decrease as a percentage of revenues for the nine month period was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners (See “Elimination of minority interests” below).

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of goodwill costs associated with the acquisition of minority ownership interests. Depreciation and amortization increased to $2.8 million in the three months ended September 30, 2001 from $2.0 million in the three months ended October 1, 2000. Depreciation and amortization increased to $8.0 million in the nine months ended September 30, 2001 from $5.5 million in the nine months ended October 1, 2000. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to October 1, 2000 totaling $490,000 and $1.0 million for the three months ended September 30, 2001 and the nine months ended September 30, 2001, respectively; as well as a full three and nine months’ worth of depreciation and amortization on fixed assets in restaurants opened during the first nine months of 2000. The implementation of FAS No. 142, Goodwill and Other Intangible Assets, did not have a significant impact on amortization expense for the three and nine months ended September 30, 2001.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended September 30, 2001 decreased to $1.7 million from $2.0 million in the three months ended October 1, 2000 and decreased to $3.7 million in the nine months ended September 30, 2001 from $4.2 million in the nine months ended October 1, 2000. The decrease in dollars for the three months ended September 30, 2001 as compared to the three months ended October 1, 2000 is due to the fact that we opened five Bistros during the three month period as compared to seven Bistros in the same period in 2000. The decrease in dollars for the nine months ended September 30, 2001 as compared to the nine months ended October 1, 2000 is due to the fact that we opened 10 Bistros and one Pei Wei to date in 2001 as compared to 13 Bistros and one Pei Wei in the same period in 2000.

      Interest income. Interest income increased to $169,000 in the three months ended September 30, 2001 from $33,000 in the three months ended October 1, 2000. Interest income increased to $823,000 in the nine months ended September 30, 2001 from $98,000 in the nine months ended October 1, 2000. The increase was due to the interest earned on cash proceeds from the private equity placement that occurred in January of 2001. In addition, part of this cash was used to pay off the borrowings under our credit facility, thereby decreasing our interest expense.

     Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers (“Market Partners”), certain of our general managers (“Operating Partners”) and certain of our executive chefs (“Culinary Partners”). Elimination of minority interests increased to $1.3 million for the three months ended September 30, 2001 from $1.1 million for the three months ended October 1, 2000. Elimination of minority interests increased to $3.9 million for the nine months ended September 30, 2001 from $3.1 million for the nine months ended October 1, 2000. The increase was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants.

     Provision for income taxes

      The provision for income taxes increased to $2.0 million (approximately 36% of pre-tax income) for the three months ended September 30, 2001 from $1.3 million (approximately 38% of pre-tax income) for the three months ended October 1, 2000 and increased to $6.1 million (approximately 36% of pre-tax income) for the nine months ended September 30, 2001 from $4.1 million (approximately 38% of pre-tax income) for the nine months ended October 1, 2000. The dollar increase in the tax provision was due primarily to higher profitability of our current restaurants. The decrease in the tax rates as a percentage of pre-tax income and the variance from the expected provision for income taxes derived by applying the statutory income tax rate is due primarily to state income tax benefits and wage related tip credits for both periods.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $30.9 million and $13.7 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. Net cash provided by operating activities exceeded net income for the nine months ended September 30, 2001 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability and accounts payable. Net cash provided by operating activities exceeded net income for the nine months ended October 1, 2000 due principally to the effect of minority interest, depreciation and amortization offset by an increase in receivables (amounts due from landlords for tenant improvements).

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the nine months ended September 30, 2001 and October 1, 2000 was $27.2 million and

$29.3 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. We intend to open 13 new Bistros in 2001, 10 of which were open as of September 30, 2001. We also intend to open four new Pei Wei restaurants in 2001, one of which was open as of September 30, 2001. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.2 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $700,000 and will incur preopening costs of approximately $100,000.

      Net cash provided by financing activities for the nine months ended September 30, 2001 was $23.5 million compared to net cash provided by financing activities for the nine months ended October 1, 2000 of $13.0 million. Financing activities in the first nine months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 as well as the repayment of our $15.0 million in borrowings on our credit facility and distributions to minority partners. Financing activities in the first nine months of 2000 consisted principally of borrowings of $15.0 million on our credit facility and distributions to minority partners.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require us to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. The credit facility has been collateralized by a portion of the assets of P.F. Chang’s. We had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001.

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

      We operated 62 full service, or Bistro, restaurants and two limited service, or Pei Wei, restaurants, as of September 30, 2001, 14 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 64 restaurants as of September 30, 2001. We expect to open 13 Bistros and four Pei Wei restaurants in 2001. Our ability to expand successfully will depend on a number of factors, including:

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

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.

      We believe that there currently is a weakening of general economic conditions. As the economy weakens we are concerned that our customers may lose confidence in the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on their meals while dining out, thereby decreasing our revenues. Additionally, the recent terrorist attacks on the United States, possible military responses to the attacks and possible future attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Approximately 18% of our revenues at the Bistro and 5% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of FAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statements is expected to total, after tax, approximately $320,000 in additional net income in fiscal year 2002. Also during 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets recorded as of January 1, 2002 and is currently evaluating the effect, if any, of these tests on the consolidated net income and financial position of the Company.

Item 3.      Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of September 30, 2001 is not material, and therefore, disclosure is not required.

PART II OTHER INFORMATION

Item 1.      Legal Proceedings

      We were not involved in any material legal proceedings as of September 30, 2001.

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

Item 5.      Other Information

      None

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits:

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company
3.2	Amended and Restated By-laws

*	Incorporated by reference to the Company’s Form 10-K for the year 2000 filed on March 6, 2001

      (b)  Report on Form 8-K

No reports on Form 8-K have been filed by the Company during the nine months ended September 30, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2001.

P.F. CHANG’S CHINA BISTRO, INC.

By: /s/ RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer (Principal Executive)	October 24, 2001

/s/ ROBERT T. VIVIAN Robert T. Vivian	President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 24, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company
3.2	Amended and Restated By-laws

*	Incorporated by reference to the Company’s Form 10-K for the year 2000 filed on March 6, 2001