Form 10-K405
period 2001-12-30
P F CHANGS CHINA BISTRO INC
filed 2002-02-19
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 0-25123

P.F. Chang’s China Bistro, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15210 N. Scottsdale Rd., Ste. 300 Scottsdale, AZ (Address of principal executive offices)	85254 (Zip Code)

Registrant’s telephone number, including area code: (602) 957-8986

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Based on the closing sale price of $58.06 on February 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $645,452,033.

      On February 1, 2002 there were outstanding 11,990,469 shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

(to the extent indicated herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held April 3, 2002.

PART I

Item 1.     Business

General

      P.F. Chang’s owned and operated 65 full service, or Bistro, restaurants as of December 30, 2001 that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. Our menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t’sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the Bistro’s menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Ravioli, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Dan Noodles. Our traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

      We also owned and operated five limited service, or Pei Wei, restaurants as of December 30, 2001. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, a new concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and four additional units in 2001, three in the Phoenix, Arizona area and one in the Dallas, Texas area. We will continue to devote additional resources to this concept as we push forward with the development of Pei Wei units in 2002.

Concept and Strategy

      P.F. Chang’s objectives are to develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to the our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners and participate in the cash flows of the restaurants for which they have responsibility. We believe we have demonstrated the viability of the P.F. Chang’s concept in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management equity participation provided by our partnership programs should position us to continue this expansion without sacrificing P.F. Chang’s restaurant level operating performance and return on investment.

Menu

      The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t’sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow roasted Cantonese-style ducklings, chickens and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. We also offer several vegetarian dishes for our customers who enjoy true vegetarian items. MSG is not added to any ingredients at P.F. Chang’s.

      In addition to the core menu, the Bistro menu also offers special lunch and dinner selections. These special selections are developed by our executive chefs around the country and are changed two to three times a year. Individual items that are well received by guests migrate to the core menu. Fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including trips to China by our corporate executive chef, continually reinforce our commitment to training P.F. Chang’s chefs and enhancing our menu offerings.

      The Bistro’s entrees range in price from $8.00 to $18.00, and our appetizers range in price from $4.00 to $8.00. The average check per guest, including alcoholic beverages, is approximately $17 to $18. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 18% of revenues. Lunch and dinner contribute approximately 30% and 70% of revenues, respectively.

      The menu for our limited service concept, Pei Wei, also offers a variety of intensely-flavored culinary creations; however, this menu is more concise and includes not only Chinese cuisine but other Asian dishes as well. Our guests can enjoy some of their favorite Chinese dishes seen at the Bistro, such as Soothing Lettuce Wraps and Orange Peel Beef, while also sampling other items such as Vietnamese Chicken Salad Rolls and Pad Thai. Pei Wei entrees range in price from $6 to $9, with appetizers ranging from $3 to $5. We do offer beer and wine at Pei Wei and these purchases comprise approximately 3% of sales. Take-out sales comprise approximately 35% to 40% of total revenues. The average check per guest at Pei Wei, including take-out sales and beer and wine sales, is approximately $8 to $9.

Operations

      We have implemented a partnership structure to facilitate the development, leadership and operation of our restaurants. We have entered into a series of partnership agreements with our regional managers (“Market Partners” and “Area Partners”), certain of our general managers (“Operating Partners”) and certain of our executive chefs (“Chef Partners”). Each partner is required to make a cash contribution to their respective partnership. We do not finance any partner capital contributions. For this capital contribution, the partner receives an ownership interest ranging from two to seven percent in a specific restaurant or region. Each partner shares in the pretax income or loss of the restaurant or region they oversee.

      P.F. Chang’s strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of a general manager, two or three managers, an executive chef, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The staff of a typical Pei Wei consists of a general manager, one or two managers, an executive chef, and one sous chef, as well as approximately 35 hourly employees. The general manager of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The executive chef is responsible for product quality, purchasing, food costs and kitchen labor costs. P.F. Chang’s requires our general managers and executive chefs to have significant experience in the full-service restaurant industry.

      P.F. Chang’s has a comprehensive 8-week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations, office management and shift management. All management and culinary personnel are required to successfully complete all sections of this program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification.

      The general managers are responsible for selecting hourly employees for their restaurants. The general managers and regional managers are responsible for administering our hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

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

      We also advertise in in-flight magazines for airlines that carry a high level of traffic in our markets, in order to make frequent travelers aware of our locations across the country.

Competition

      The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with P.F. Chang’s at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors include mid-priced, full-service casual dining restaurants and locally-owned and operated Chinese restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally-owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

Management Information Systems

      P.F. Chang’s utilizes an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point of sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results. We believe that our current point of sales system will be an adequate platform to support our continued expansion.

Purchasing

      P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications as well as purchasing and receiving guidelines ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts range in duration from two to twelve months. With the exception of produce, which is purchased locally, we utilize Distribution Marketing Advantage as the primary distributor of product to all of our restaurants. Distribution Marketing Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive, short-term contract with Distribution Marketing Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

      At December 30, 2001, P.F. Chang’s employed approximately 9,500 persons, 97 of whom were executive office personnel, 629 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

	Bistro units opened in								Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	2002	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)
Fiscal 2001
Units(1)	4	3	6	10	13	16	13		65	5		70
Sales weeks	208	156	312	520	676	832	265		2,969	101		3,070
Average weekly sales	$122,532	$141,120	$105,979	$114,641	$100,136	$94,600	$99,186		$105,377	$58,535		$103,836
Change in comparable store sales(2)	(2.3)%	3.1%	3.1%	4.5%	6.7%	5.5%			3.8%
Restaurant-level operating margin	22.7%	22.6%	20.6%	22.1%	20.0%	16.4%	11.8%		19.3%	19.4%		19.3%
Revenues	$25,487	$22,015	$33,065	$59,613	$67,692	$78,708	$26,284	$—	$312,864	$5,912	$—	$318,776
Total restaurant operating costs	19,694	17,032	26,263	46,446	54,146	65,776	23,174	—	252,531	4,765	—	257,296
General and Administrative	—	—	—	—	—	—	—	—	—	—	16,359	16,359
Depreciation and Amortization	378	380	796	1,800	2,425	3,385	874	—	10,038	190	836	11,064
Preopening expense	—	—	—	—	—	46	4,298	133	4,477	622	—	5,099
Interest (income) expense, net	—	112	—	—	—	—	—	—	112	—	(1,012)	(900)

Income (loss) before minority interest and income taxes(3)	5,415	4,491	6,006	11,367	11,121	9,501	(2,062)	(133)	45,706	335	$(16,183)	$29,858

Rent expense(4)	1,486	1,285	1,591	2,441	2,489	3,337	947		13,576	357
Interest expense, Net	—	112	—	—	—	—	—	—	112	—
Preopening Adjustment(5)	—	—	—	—	—	—	(25)	133	108	155

Restaurant income (loss), as adjusted	$6,901	$5,888	$7,597	$13,808	$13,610	$12,838	$(1,140)	$—	$59,502	$847

Average restaurant assets employed(6)	$1,424	$2,696	$5,639	$16,755	$23,466	$36,948	$10,773		$97,701	$1,261
Present value of remaining lease obligations(7)	3,200	3,977	6,962	12,787	13,763	19,794	6,695		67,178	817

Total restaurant invested capital	$4,624	$6,673	$12,601	$29,542	$37,229	$56,742	$17,468		$164,879	$2,078

Restaurant-level return on invested capital	149.2%	88.2%	60.3%	46.7%	36.6%	22.6%	(6.5)%		36.1%	40.8%

	Units opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)
Fiscal 2000
Units(1)	4	3	6	10	13	16		52	1		53
Sales weeks	208	156	312	520	676	380		2,252	23		2,275
Average weekly sales	$125,427	$136,843	$102,782	$109,716	$93,878	$88,253		$103,710	$58,723		$103,255
Change in comparable store sales(2)	9.3%	10.9%	11.0%	14.2%	10.7%			11.7%
Restaurant-level operating margin	23.5%	24.3%	21.3%	21.8%	18.0%	9.5%		19.4%	16.3%		19.3%
Revenues	$26,089	$21,348	$32,068	$57,052	$63,462	$33,535	$—	$233,554	$1,351	$—	$234,905
Total restaurant operating costs	19,960	16,169	25,240	44,624	52,009	30,336	—	188,338	1,131	—	189,469
General and Administrative	—	—	—	—	—	—	—	—	—	12,290	12,290
Depreciation and Amortization	359	360	762	1,865	2,514	1,293	—	7,153	50	671	7,874
Preopening expense	—	—	—	—	(5)	5,043	25	5,063	137	—	5,200
Interest (income) expense, net	4	115	—	—	—	—	—	119	—	(80)	39

Income (loss) before minority interest and income taxes(3)	5,766	4,704	6,066	10,563	8,944	(3,137)	(25)	32,881	33	$(12,881)	$20,033

Rent expense(4)	1,514	1,235	1,597	2,246	2,349	1,378	—	10,319	82
Interest expense, Net	4	115	—	—	—	—	—	119	—
Preopening adjustment(5)	—	—	—	—	—	(551)	25	(526)	—

Restaurant income (loss), as adjusted	$7,284	$6,054	$7,663	$12,809	$11,293	$(2,310)	$—	$42,793	$115

Average restaurant assets employed(6)	$1,497	$3,013	$6,278	$18,321	$25,797	$9,805		$64,711	$240
Present value of remaining lease obligations(7)	3,715	4,072	7,315	13,150	14,193	5,146		47,591	152

Total restaurant invested capital	$5,212	$7,085	$13,593	$31,471	$39,990	$14,951		$112,302	$392

Restaurant-level return on invested capital	139.8%	85.4%	56.4%	40.7%	28.2%	(15.5)%		38.1%	29.3%

	Units opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)
Fiscal 1999
Units(1)	4	3	6	10	13			36			36
Sales weeks	212	159	318	530	330			1,549			1,549
Average weekly sales	$115,119	$123,509	$92,685	$96,119	$87,378			$98,964			$98,964
Change in comparable store sales(2)	9.5%	11.5%	15.2%	13.4%				12.0%			12.0%
Restaurant-level operating margin	23.8%	23.4%	20.8%	19.6%	11.5%			19.5%			19.5%
Revenues	$24,405	$19,638	$29,474	$50,943	$28,835	$—	$—	$153,295	$—	$—	$153,295
Total restaurant operating costs	18,605	15,044	23,344	40,972	25,512	—	—	123,477	—	—	123,477
General and Administrative	—	—	—	—	—	—	—	—	—	9,648	9,648
Depreciation and Amortization	347	369	827	1,852	1,020	—	—	4,415	—	560	4,975
Preopening expense	—	—	—	(33)	3,826	551	—	4,344	—	—	4,344
Interest (income) expense, net	7	163	—	—	—	—	—	170	—	(602)	(432)

Income (loss) before minority interest and income taxes(3)	5,446	4,062	5,303	8,152	(1,523)	(551)	—	20,889	—	$(9,606)	$11,283

Rent expense(4)	1,404	1,044	1,463	1,986	1,013	—	—	6,910	—
Interest expense, net	7	163	—	—	—	—	—	170	—
Preopening adjustment(5)	—	—	—	—	(405)	551	—	146	—

Restaurant income (loss), as adjusted	$6,857	$5,269	$6,766	$10,138	$(915)	$—	$—	$28,115	$—

Average restaurant assets employed(6)	$1,507	$3,342	$6,981	$19,729	$12,797			$44,356
Present value of remaining lease obligations(7)	4,171	4,156	7,621	13,440	6,600			35,988

Total restaurant invested capital	$5,678	$7,498	$14,602	$33,169	$19,397			$80,344

Restaurant-level return on invested capital	120.8%	70.3%	46.3%	30.6%	(4.7)%			35.0%

	Units opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(dollars in thousands, except average weekly sales)
Fiscal 1998
Units(1)	4	3	6	10				23			23
Sales weeks	208	156	312	149				825			825
Average weekly sales	$104,637	$110,374	$80,171	$94,207				$94,586			$94,586
Change in comparable store sales(2)	10.6%	17.7%	7.8%					12.8%			12.8%
Restaurant-level operating Margin	24.3%	22.6%	16.8%	10.6%				19.1%			19.1%
Revenues	$21,765	$17,218	$25,013	$14,037	$—	$—	$—	$78,033	$—	$—	$78,033
Total restaurant operating costs	16,479	13,324	20,823	12,552	—	—	—	63,178	—	—	63,178
General and administrative	—	—	—	—	—	—	—	—	—	6,245	6,245
Depreciation and amortization	301	393	798	383	—	—	—	1,875	—	509	2,384
Preopening expense	—	—	82	3,696	405	—	—	4,183	—	—	4,183
Interest expense, net	12	207	—	—	—	—	—	219	—	958	1,177

Income (loss) before minority interest and income taxes(3)	4,973	3,294	3,310	(2,594)	(405)	—	—	8,578	—	$(7,712)	$866

Rent expense(4)	1,241	872	1,297	604	—	—	—	4,014	—
Interest expense, net	12	207	—	—	—	—	—	219	—
Preopening adjustment(5)	—	—	82	(191)	405	—	—	296	—

Restaurant income (loss), as adjusted	$6,226	$4,373	$4,689	$(2,181)	$—	$—	$—	$13,107	$—

Average restaurant assets employed(6)	$1,648	$3,681	$7,598	$5,642				$18,569
Present value of remaining lease obligations(7)	4,568	4,232	7,876	3,623				20,299

Total restaurant invested capital	$6,216	$7,913	$15,474	$9,265				$38,868

Restaurant-level return on invested capital	100.2%	55.3%	30.3%	(23.5)%				33.7%

(1)	Units include all restaurants opened in the period indicated.

(2)	A unit becomes comparable in the eighteenth month of operation.

(3)	For purposes of this calculation, restaurant income (loss) before minority interest and income taxes represents restaurant revenues less all restaurant-specific operating costs, depreciation and amortization, preopening expenses and interest (income) expense, net. Preopening costs are aggregated in the month in which a restaurant opens. General and administrative expense, interest expense on general corporate debt, depreciation on general corporate assets and amortization of goodwill are excluded from the calculation.

(4)	Rent expense consists of minimum contractual rents plus contingent percentage rents.

(5)	Preopening adjustment represents preopening costs incurred in a fiscal year other than the fiscal year in which a restaurant opened. As noted in footnote (3) above, for purposes of this calculation, preopening costs are aggregated and expensed in the month in which a restaurant opens rather than in the fiscal year in which the costs were incurred and expensed for financial statement purposes.

(6)	Average restaurant assets employed represents the 12 month average of all restaurant-specific long-term assets, net of any accumulated depreciation and amortization, determined on a prorated basis for restaurants opened within the period.

(7)	Present value of remaining lease obligations represents the 12 month average discounted present value of restaurant lease payments to the date of lease expiration, using a 10 percent discount rate, determined on a prorated basis for restaurants opened within the period.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 65 full service, or Bistro, restaurants and five limited service, or Pei Wei, restaurants as of December 30, 2001, 17 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 70 restaurants as of December 30, 2001. We expect to open 13 to 15 Bistros and 8 to 10 Pei Wei restaurants in 2002. Our ability to expand successfully will depend on a number of factors, including:

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

      The opening of additional restaurants in the future will depend in part upon our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our expansion. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations or cash flows.

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

      Our country currently is in a recession and we believe that these weak general economic conditions will continue through 2002. As the economy struggles we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the recent terrorist attacks on the United States, the continued military responses to the attacks and possible future terrorist attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

Fluctuations in operating results may cause profitability to decline.

      Our operating results may fluctuate significantly as a result of a variety of factors, including:

•	general economic conditions;

•	consumer confidence in the economy;

•	changes in consumer preferences;

•	competitive factors, including the performance of restaurant stocks;

•	weather conditions;

•	timing of new restaurant openings and related expenses

•	revenues contributed by new restaurants;

•	increases or decreases in comparable restaurant revenues.

      Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses and labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis if Financial Condition and Results of Operations.”

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

      Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concept in order to compete with popular new restaurant formats or concepts that develop from time to time. We cannot assure you that we will be successful in implementing these modifications.

Increases in the minimum wage may have a material adverse effect on our business and financial results.

      A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive salaries equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Our inability to retain key personnel could negatively impact our business.

      Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers (market partners), general managers (operating partners) and executive chefs

(chef partners), to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distribution Marketing Advantage as the primary distributor of our product. Distribution Marketing Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive short-term contract with Distribution Marketing Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Marketing Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

     Rising energy costs in several of our significant markets may continue to affect profitability.

      Our success depends in part on our ability to absorb increases in utility costs. Several regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant increases in utility prices over the past year. If these increases continue it will have an adverse effect on our profitability.

Rising workers compensation and health insurance costs could negatively impact profitability.

      The cost of workers compensation insurance, general liability insurance and health insurance have risen significantly in the past year and are expected to continue to increase in 2002. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve upon on operating efficiencies.

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

      Approximately 18% of our revenues at the Bistro and 3% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Item 2.     Properties

      The following table depicts existing Bistros as of the date of this 10-K.

		Approximate	Interior
Existing Locations	Opening Date	Square Footage	Seating*

Scottsdale, AZ (Fashion Square)	July 1993	6,050	177
Newport Beach, CA (Fashion Island)	June 1994	5,050	155
La Jolla, CA (UTC)	August 1995	7,400	257
Irvine, CA (Spectrum Center)	November 1995	7,000	208
Las Vegas, NV (Paradise & Flamingo)	October 1996	7,000	220
Houston, TX (Highland Village)	December 1996	6,500	182
Littleton, CO (Park Meadows)	December 1996	7,600	245
Metarie, LA (Lakeside)	April 1997	5,850	201
Miami, FL (The Falls)	September 1997	5,800	206
Charlotte, NC (Phillips Place)	October 1997	6,900	211
N. Miami, FL (Aventura)	October 1997	7,000	244
Tempe, AZ (Centerpoint)	December 1997	6,600	228
McLean, VA (Tysons Corner)	December 1997	6,500	204
Dallas, TX (North Tollway)	March 1998	6,900	192
El Segundo, CA (Manhattan Beach)	June 1998	6,950	220
Austin, TX (Jollyville Road)	July 1998	7,000	196
Dallas, TX (NorthPark)	August 1998	6,100	178
Atlanta, GA (Ashwood & Perimeter)	October 1998	7,000	225
Birmingham, AL (The Summit)	October 1998	7,150	230
Denver, CO (LoDo)	October 1998	7,150	230
Northbrook, IL (Northbrook Court)	November 1998	7,000	210
Troy, MI (Somerset)	November 1998	7,000	217
West Hollywood, CA (Beverly Center)	December 1998	6,600	212
Boston, MA (CityPlace)	January 1999	5,750	182
Winter Park, FL (Winter Park Village)	March 1999	6,900	212
Westbury, NY (The Source)	April, 1999	7,600	239
Raleigh, NC (Crabtree Valley)	June, 1999	6,700	174
Scottsdale, AZ (Kierland Commons)	June, 1999	7,000	211
Salt Lake City, UT (Bandaloops)	June, 1999	7,000	242
Santa Monica, CA (Wilshire Blvd.)	July, 1999	6,700	200
Las Vegas, NV (Summerlin)	July, 1999	7,000	211
Walnut Creek, CA (Broadway Plaza)	August, 1999	6,400	197
Columbus, OH (Easton Town Center)	September, 1999	7,300	232
Alpharetta, GA (Mansell Road)	September, 1999	6,900	224
Kansas City, MO (Country Club Plaza)	November, 1999	7,000	287
Bethesda, MD (White Flint)	November, 1999	6,300	199
Chicago, IL (Downtown)	January, 2000	9,500	220
Buford, GA (Mall of Georgia)	January, 2000	5,600	142
Tucson, AZ (Joesler Village)	February, 2000	6,600	197
Memphis, TN (Park Place Centre)	May, 2000	7,200	163
San Diego, CA (Fashion Valley)	June, 2000	7,000	189

		Approximate	Interior
Existing Locations	Opening Date	Square Footage	Seating*

Lombard, IL (Fountain Square)	June, 2000	7,500	217
Woodland Hills, CA (Promenade)	July, 2000	7,000	197
White Plains, NY (The Westchester)	July, 2000	6,700	213
Broomfield, CO (Flatiron Crossing)	August, 2000	6,600	225
Nashville, TN (West End)	September, 2000	7,000	192
Norwood, OH (Rookwood Commons)	September, 2000	6,900	236
Beachwood, OH (Enterprise Plaza)	September, 2000	7,000	239
Roseville, CA (Creekside Town Center)	September, 2000	7,000	238
Indianapolis, IN (Circle Centre Mall)	October, 2000	7,000	216
Las Vegas, NV (Aladdin Casino and Resort)	November, 2000	15,200	345
Mission Viejo, CA (Mission Viejo Mall)	December, 2000	6,700	179
Bellevue, WA (Bellevue Square)	April, 2001	6,300	199
Indianapolis, IN (Keystone Crossing)	April, 2001	7,000	155
Columbia, MD (Columbia Mall)	May, 2001	7,200	219
Boca Raton, FL (University Commons)	May, 2001	7,200	199
Austin, TX (San Jacinto)	June, 2001	7,000	287
Chandler, AZ (Chandler Fashion Square)	August, 2001	7,000	215
Sunnyvale, CA (Olson Cherry Orchard)	September, 2001	6,800	205
West Homestead, PA (The Stacks at the Waterfront)	September, 2001	7,200	207
Pasadena, CA (Paseo Colorado)	September, 2001	6,100	148
Houston, TX (Westchase)	September, 2001	6,800	215
Edina, MN (Southdale Mall)	November, 2001	7,200	216
Rancho Mirage, CA (The River)	November, 2001	6,900	213
Marlton, NJ (The Promenade at Sagemore)	December, 2001	7,100	207
Sherman Oaks (Sherman Oaks Galleria)	January, 2002	6,400	192

*	Many of our restaurants have outdoor seating in addition to interior seating.

      The following table depicts existing Pei Wei locations as of the date of this 10-K.

		Approximate	Interior
Existing Locations	Opening Date	Square Footage	Seating*

Chandler, AZ (Casa Paloma)	July, 2000	2,800	78
Phoenix, AZ (Arcadia)	April, 2001	2,900	80
Scottsdale, AZ (Gainey Ranch)	December, 2001	2,900	71
Dallas, TX (The Arbors)	December, 2001	3,200	77
Scottsdale, AZ (Grayhawk)	December, 2001	3,000	78
Chandler, AZ (Ocotillo)	January, 2002	3,200	75

*	Some of our restaurants have outdoor seating in addition to interior seating.

      In 2002, P.F. Chang’s intends to open 13 to 15 Bistros (five in existing markets) and 8 to 10 Pei Weis.

Expansion Strategy and Site Selection

      P.F. Chang’s is actively developing Bistro restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment centers. Each restaurant is designed to convey a unique expression of local styles incorporated into the P.F. Chang’s decor that maximizes the value and visibility of the site.

      We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total capitalized investment of approximately $3.4 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per restaurant. We currently lease the sites for all of our restaurants and do not intend to purchase real estate for our sites in the future.

      We intend to initially develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistros established brand identity. The restaurants will be approximately 2,800 to 3,200 square feet in size and will require, on average, a total capitalized investment of approximately $1.3 million per restaurant. This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to approximate $750,000 per restaurant. Preopening expenses for our Pei Wei restaurants are expected to total approximately $110,000 per restaurant. We currently lease the sites for all of our restaurants and do not intend to purchase real estate for our sites in the future.

      Current restaurant leases have expiration dates ranging from 2004 to 2022, with the majority of the leases providing for five-year options to renew for at least one additional term. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

      P.F. Chang’s executive offices are currently located in approximately 16,000 square feet of leased space in Scottsdale, Arizona.

Item 3.     Legal Proceedings

      P.F. Chang’s was not involved in any material legal proceedings as of December 30, 2001.

Item 4.     Submission of Matters to a Vote of Security Holders

      P.F. Chang’s Annual Meeting of Stockholders was held on April 25, 2001. There were two proposals up for approval. The results of the voting are as follows:

1) The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	7,879,777	1,157,270
Paul M. Fleming	9,030,411	6,636
Kenneth J. Wessels	9,029,236	7,811
R. Michael Welborn	9,030,411	6,636
James G. Shennan, Jr.	9,030,336	6,711
F. Lane Cardwell, Jr.	9,030,411	6,636

2) The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors:

Total Votes	Total Votes
For	Against	Abstain

8,057,072	979,785	190

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      P.F. Chang’s common stock is traded on the Nasdaq Stock Market under the symbol “PFCB”.

      The following table sets forth the high and low price per share of our common stock on the Nasdaq Stock Market for each quarterly period for our two most recent fiscal years.

	High	Low

Quarter Ended April 2, 2000	35.06	23.13
Quarter Ended July 2, 2000	38.50	26.88
Quarter Ended October 1, 2000	34.56	27.69
Quarter Ended December 31, 2000	45.75	28.69
Quarter Ended April 1, 2001	40.00	30.06
Quarter Ended July 1, 2001	40.93	32.25
Quarter Ended September 30, 2001	44.91	32.92
Quarter Ended December 30, 2001	49.49	35.90

      P.F. Chang’s intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      On February 15, 2002, there were 70 holders of record of P.F. Chang’s common stock.

      In January 2001, we sold 1.25 million shares of our common stock to two institutional buyers for an aggregate purchase price of approximately $40.8 million in cash. We relied on the exemption from registration for the sale provided in Section 4(2) of the Securities Act of 1933, as amended, based on the financial status of the buyers. We subsequently registered the shares sold on a Form S-3 filed in March 2001. We used $15 million of the proceeds of the sale to repay outstanding borrowings under our credit facility and will continue to use the remainder for restaurant expansion and general corporate purposes.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Company

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$39,768	$78,033	$153,295	$234,905	$318,776
Costs and expenses:
Restaurant operating costs:
Cost of sales	11,317	21,709	42,136	64,720	86,368
Labor	11,683	22,721	45,569	69,685	97,094
Operating	6,727	13,319	25,907	40,312	53,932
Occupancy	2,743	5,429	9,865	14,752	19,902

Total restaurant operating costs	32,470	63,178	123,477	189,469	257,296
General and administrative	4,276	6,245	9,648	12,290	16,359
Depreciation and amortization	1,102	2,384	4,975	7,874	11,064
Preopening expense	1,922	4,183	4,344	5,200	5,099

Income (loss) from operations	(2)	2,043	10,851	20,072	28,958
Interest income (expense), net	(317)	(1,177)	432	(39)	900

Income (loss) before elimination of minority interests and provision for income taxes	(319)	866	11,283	20,033	29,858
Elimination of minority interests	(1,308)	(669)	(2,469)	(4,317)	(5,550)

Income (loss) before provision for income taxes	(1,627)	197	8,814	15,716	24,308
Provision for income taxes	(69)	(48)	(2,778)	(5,987)	(8,689)

Net income (loss)	(1,696)	149	6,036	9,729	15,619
Convertible redeemable preferred stock accretion	(876)	(888)	—	—	—

Net income (loss) available to common stockholders	$(2,572)	$(739)	$6,036	$9,729	$15,619

Basic net income (loss) per share	$(1.03)	$(0.25)	$0.59	$0.94	$1.32

Diluted net income (loss) per share	$(1.03)	$(0.25)	$0.54	$0.86	$1.23

Shares used in calculation of basic net income (loss) per share	2,500	2,986	10,217	10,376	11,864

Shares used in calculation of diluted net income (loss) per share	2,500	2,986	11,155	11,354	12,735

	As of	As of	As of	As of	As of
	December 28,	December 27,	January 2,	December 31,	December 30,
	1997	1998	2000	2000	2001

Balance Sheet Data:
Cash and cash equivalents	$2,739	$18,857	$5,333	$6,390	$20,799
Total assets	28,489	69,187	81,707	115,926	173,030
Short- and long-term debt	8,372	2,352	1,829	16,692	2,092
Deferred purchase price liability	2,426	—	—	—	—
Convertible redeemable preferred stock	17,808	—	—	—	—
Common stockholders’ equity (deficit)	(4,446)	58,229	64,790	77,342	136,835

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	December 28,	December 27,	January 2,	December 31,	December 30,
	1997	1998	2000	2000	2001

Consolidated Financial Ratios:
Return on Total Average Assets	(8.17)%	0.31%	8.00%	9.85%	10.81%
Return on Average Stockholders’ Equity	N/A	0.55%	9.81%	13.69%	14.59%

See Notes 1, 5 and 8 of Notes to Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      As of December 30, 2001, we owned and operated 65 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and President, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated five limited service restaurants as of December 30, 2001. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and four additional units in 2001, three in the Phoenix, Arizona area and one in the Dallas, Texas area. We will continue to commit additional resources to this concept as we push forward with the development of the additional Pei Wei units in 2002.

      We intend to open 13 to 15 new Bistros in 2002. The majority of full service units that we intend to develop in 2002 will be located in new markets across the United States. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2002. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 8 to 10 Pei Wei restaurants in 2002. The Pei Wei units that we intend to develop in 2002 will primarily be in the Phoenix, Dallas and Southern California markets. Our Pei Wei sites are generally around 2,800 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The operating results of P.F. Chang’s for the fiscal years ended January 2, 2000 (fiscal year 1999), December 31, 2000 (fiscal year 2000) and December 30, 2001 (fiscal year 2001), expressed as a percentage of revenues, were as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	1999	2000	2001

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.5	27.6	27.1
Labor	29.7	29.7	30.5
Operating	16.9	17.2	16.9
Occupancy	6.4	6.3	6.2

Total restaurant operating costs	80.5	80.8	80.7
General and administrative	6.3	5.2	5.1
Depreciation and amortization	3.3	3.4	3.5
Preopening expense	2.8	2.2	1.6

Income from operations	7.1	8.4	9.1
Interest income (expense), net	0.3	0.0	0.2
Elimination of minority interests	(1.6)	(1.8)	(1.7)

Income before provision for income taxes	5.8	6.6	7.6
Provision for income taxes	(1.8)	(2.5)	(2.7)

Net income	4.0%	4.1%	4.9%

      P.F. Chang’s operates on a 52/53 week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal year 1999 includes 53 weeks and fiscal years 2000 and 2001 include 52 weeks.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $83.9 million, or 35.7%, to $318.8 million in the year ended December 30, 2001 from $234.9 million in the year ended December 31, 2000. The increase was primarily attributable to revenues of $28.7 million generated by new restaurants opened in 2001, a $47.3 million increase in revenues in 2001 for restaurants that opened in 2000 and a $7.9 million increase in revenues for restaurants opened prior to 2000. Increased customer visits as well as a modest price increase in the fourth quarter of 2000 and the last half of the second quarter of 2001 produced comparable restaurant sales gains of 3.8% in 2001.

     Costs and Expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.1% in the year ended December 30, 2001 from 27.6% in the year ended December 31, 2000. This decrease was primarily the result of lower commodity prices in seafood, offset by a slight increase in beef prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 30.5% in the year ended

December 30, 2001 from 29.7% in the year ended December 31, 2000. The increase in labor expenses was primarily due to higher workers compensation and health insurance costs as well as an increase in California’s hourly minimum wage from $5.75 to $6.25 effective January 1, 2001. We continue to experience pressure on labor costs across the system due to continued increases in workers compensation and health insurance costs as well as increases in certain state minimum wages, such as in California. We expect that higher insurance costs will continue to exert upward pressure on our labor costs on a year-over-year basis in 2002.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Operating expenses decreased as a percentage of revenues to 16.9% in the year ended December 30, 2001 from 17.2% in the year ended December 31, 2000. The decrease was primarily attributable to efficiencies in operating expense purchasing as well as radio advertising efficiencies, offset by higher utility costs across our system, particularly in the California market.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs decreased nominally as a percentage of revenues to 6.2% in the year ended December 30, 2001 from 6.3% in the year ended December 31, 2000. The decrease in occupancy was primarily the result of the increased revenue base offset by higher insurance costs.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $16.4 million, or 5.1% of revenues, in the year ended December 30, 2001 from $12.3 million, or 5.2% of revenues, in the year ended December 30, 2000, due primarily to the addition of corporate management personnel, which resulted in approximately $2.3 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $440,000 in legal, occupancy and insurance costs. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners. Also, of the total increase, approximately $900,000 related to additional infrastructure for the Pei Wei concept.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests in our restaurants. Depreciation and amortization increased to $11.1 million in the year ended December 30, 2001 from $7.9 million in the year ended December 31, 2000. This increase was primarily due to depreciation and amortization on restaurants opened in 2001 totaling $916,000 as well as a full year’s depreciation and amortization on restaurants opened in 2000.

      Preopening expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Preopening expenses in the year ended December 30, 2001 decreased to $5.1 million from $5.2 million in the year ended December 31, 2000 due primarily to the fact that we opened 16 Bistros in 2000 as compared to 13 in 2001, offset by additional preopening costs incurred at four new Pei Wei restaurants.

      Interest income (expense), net. Net interest income (expense) was $900,000 in the year ended December 30, 2001 as compared to $(39,000) in the year ended December 31, 2000. The increase was due to the interest earned on cash proceeds from the private equity placement that occurred in January of 2001. In addition, part of this cash was used to pay off the borrowings under our credit facility, thereby decreasing our interest expense.

     Elimination of Minority Interests

      Elimination of minority interests represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our partners. P.F. Chang’s has provided a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of its general managers, and certain of our executive chefs. Elimination of minority interests for the year ended December 30, 2001 increased to $5.5 million from $4.3 million for the year ended December 31, 2000, due primarily to the addition of new restaurants and an increase in the operating profit of many of our existing restaurants.

     Provision for Income Taxes

      The provision for income taxes increased to $8.7 million for the year ended December 30, 2001 from $6.0 million for the year ended December 31, 2000 due primarily to the fact that our taxable income in fiscal 2001 increased substantially from the prior period. The income tax provision for 2000 and 2001 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Year Ended December 31, 2000 Compared to Year Ended January 2, 2000

     Revenues

      Revenues increased by $81.6 million, or 53.2%, to $234.9 million in the year ended December 31, 2000 from $153.3 million in the year ended January 2, 2000. The increase was primarily attributable to revenues of $34.9 million generated by new restaurants opened in 2000, a $34.6 million increase in revenues in 2000 for restaurants that opened in 1999 and a $12.1 million increase in revenues for restaurants opened prior to 1999. Additionally, the prior fiscal year included one additional week of sales (a 53-week year in 1999 versus a 52-week year in 2000). Increased customer visits produced comparable restaurant sales gains of 11.7% in 2000. We implemented a modest price increase in the fourth quarter of 2000 of approximately 1% of sales. There were no price increases implemented in fiscal 1999.

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

      Operating. Operating expenses increased as a percentage of revenues to 17.2% in the year ended December 31, 2000 from 16.9% in the year ended January 2, 2000. The increase was primarily attributable to higher utility costs across our system, particularly in the California market.

      Occupancy. Occupancy costs decreased nominally as a percentage of revenues to 6.3% in the year ended December 31, 2000 from 6.4% in the year ended January 2, 2000. The decrease in occupancy was primarily the result of the increased revenue base and, to a lesser extent, more favorable lease terms associated with new restaurants.

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

Quarterly Results

      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 30, 2001, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      The operating results of P.F. Chang’s for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 2000				Fiscal 2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$51,414	$53,496	$61,179	$68,816	$72,420	$76,457	$80,555	$89,344
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.4%	27.5%	27.8%	27.5%	27.7%	27.2%	27.0%	26.5%
Labor	29.7	29.2	29.6	30.1	30.0	30.6	30.4	30.8
Operating	17.1	17.1	17.5	17.0	16.9	17.0	17.2	16.6
Occupancy	6.3	6.3	6.2	6.3	6.2	6.3	6.4	6.1

Total restaurant operating costs	80.5	80.1	81.1	80.9	80.8	81.1	81.0	80.0
General and administrative	5.4	5.7	5.0	4.9	5.1	5.3	5.1	5.0
Depreciation and amortization	3.3	3.3	3.3	3.5	3.5	3.5	3.5	3.5
Preopening expense	1.5	2.6	3.3	1.5	0.9	1.8	2.1	1.6

Income from operations	9.3	8.3	7.3	9.2	9.7	8.3	8.3	9.9
Interest income (expense), net	0.0	0.0	0.0	(0.2)	0.5	0.4	0.2	0.0

Income before elimination of minority interests and provision for income taxes	9.3	8.3	7.3	9.0	10.2	8.7	8.5	9.9
Elimination of minority interests	(1.8)	(1.9)	(1.8)	(1.8)	(1.8)	(1.7)	(1.7)	(1.7)

Income before provision for income taxes	7.5	6.4	5.5	7.2	8.4	7.0	6.8	8.2
Provision for income taxes	(2.9)	(2.4)	(2.1)	(2.7)	(3.1)	(2.5)	(2.4)	(2.9)

Net income	4.6%	4.0%	3.4%	4.5%	5.3%	4.5%	4.4%	5.3%

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

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $18.8 million, $25.6 million and $43.3 million for fiscal years 1999, 2000 and 2001, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 1999, 2000 and 2001 was $30.2 million, $36.9 million, and $51.9 million, respectively. Investment activities consisted of capital expenditures of $30.3 million, $37.4 million and $35.9 million in fiscal years 1999, 2000 and 2001, respectively, as well as investments in short-term instruments of $13.3 million and in long-term instruments of $1.7 million in fiscal 2001. We intend to open 13-15 new Bistro restaurants and 8-10 new Pei Wei restaurants in fiscal year 2002. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per restaurant. Total cash investment per each Pei Wei restaurant is expected to average $750,000 with preopening expenses estimated at $110,000 per location.

      Net cash provided by (used in) financing activities in fiscal years 1999, 2000 and 2001 was ($2.2 million), $12.4 million and $23.0 million, respectively. Financing activities in fiscal year 1999 consisted principally of distributions to our partners. Financing activities in fiscal year 2000 consisted primarily of borrowings under our credit facility offset by distributions to our partners. Financing activities in fiscal year 2001 consisted principally of the proceeds from our private equity placement, offset by the subsequent repayment of the borrowings under our credit facility and distributions to our partners.

      In January of 2001, P.F. Chang’s raised $40.8 million in cash through a private equity placement of 1.25 million shares of common stock with two large mutual fund companies. We used $15 million of the proceeds to repay outstanding borrowings under our credit facility and will continue to use the remainder for purposes of expanding our two restaurant concepts.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002 and contains certain restrictions and conditions which require us to: maintain tangible net worth, a leverage ratio at a maximum of 3.75: 1.00, and a fixed-charge ratio no less than 1.25: 1.00. A portion of the assets of P.F. Chang’s serves as collateral for the credit facility. We had no borrowings under the credit facility as of December 30, 2001.

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

Partnership Agreements

      P.F. Chang’s has implemented a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the discounted cash flows of the subject restaurant’s/ region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years.

      As of December 30, 2001, there were 90 partners within the P.F. Chang’s China Bistro, Inc. system. During 2001, we purchased the interests of 11 of our minority partners for a total of approximately $1.9 million, of which the majority was recorded as intangibles in accordance with accounting principles generally accepted in the United States. Approximately $924,000 of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at December 30, 2001. In 2002, we will have the opportunity to purchase five additional partnership interests. If all of these interests were fully purchased, the total purchase price would approximate $5.0 to $6.0 million based upon the estimated fair value of the respective interests at December 30, 2001. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from December 30, 2001 through the date of purchase.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests. The Company recorded approximately $503,000 in amortization of its intangible assets during 2001 that is being evaluated by management to determine which portion will be subject to no future amortization under FAS 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of December 31, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Inflation

      The primary inflationary factors affecting our operations are food, labor, insurance and utility costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage can affect our labor costs. Additionally, further increases in workers compensation and health insurance costs could also affect our labor costs.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

      Management believes that the market risk associated with P.F. Chang’s market risk sensitive instruments as of December 30, 2001 is not material, and therefore, disclosure is not required.

Item 8.     Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

P.F. Chang’s China Bistro, Inc.

      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of December 31, 2000 and December 30, 2001, and the related consolidated statements of operations, common stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at December 31, 2000 and December 30, 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Phoenix, Arizona

February 8, 2002

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 30,
	2000	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,390	$20,799
Short-term investments	—	13,300
Receivables	1,671	1,960
Inventories	1,683	2,066
Current portion of notes receivable from related parties	72	145
Prepaids and other current assets	2,161	1,346

Total current assets	11,977	39,616
Construction-in-progress	2,213	6,137
Property and equipment, net	92,284	114,020
Intangibles, net of accumulated amortization of $1,712,000 and $2,215,000 at December 31, 2000 and December 30, 2001, respectively	7,386	8,592
Notes receivable from related parties, less current portion	20	100
Other assets	2,046	4,565

Total assets	$115,926	$173,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,128	$5,764
Construction payable	2,356	2,656
Accrued payroll	3,269	4,396
Sales and use tax payable	1,792	2,244
Property tax payable	1,474	2,157
Accrued insurance	807	2,023
Accrued rent	1,350	2,171
Other accrued expenses	1,554	2,101
Unearned revenue	2,793	4,150
Current portion of long-term debt, including $72,000 and $264,000 due to related parties at December 31, 2000 and December 30, 2001, respectively	207	448
Income tax payable	—	1,190

Total current liabilities	18,730	29,300
Long-term debt, including $72,000 and $458,000 due to related parties at December 31, 2000 and December 30, 2001, respectively	1,485	1,644
Short-term credit facility expected to be refinanced	15,000	—
Deferred income tax liability	2,318	3,360
Interests of minority partners in consolidated partnerships	1,051	1,891
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized: 10,453,144 and 11,947,783 shares issued and outstanding at December 31, 2000 and December 30, 2001, respectively	10	12
Additional paid-in capital	66,757	110,629
Retained earnings	10,575	26,194

Total stockholders’ equity	77,342	136,835

Total liabilities and stockholders’ equity	$115,926	$173,030

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands, except per share amounts)
Revenues	$153,295	$234,905	$318,776
Costs and expenses:
Restaurant operating costs:
Cost of sales	42,136	64,720	86,368
Labor	45,569	69,685	97,094
Operating	25,907	40,312	53,932
Occupancy	9,865	14,752	19,902

Total restaurant operating costs	123,477	189,469	257,296
General and administrative	9,648	12,290	16,359
Depreciation and amortization	4,975	7,874	11,064
Preopening expense	4,344	5,200	5,099

Income from operations	10,851	20,072	28,958
Interest income (expense):
Interest expense	(228)	(399)	(302)
Interest income	660	360	1,202

Income before elimination of minority interests and provision for income taxes	11,283	20,033	29,858
Elimination of minority interests	(2,469)	(4,317)	(5,550)

Income before provision for income taxes	8,814	15,716	24,308
Provision for income taxes	(2,778)	(5,987)	(8,689)

Net income	$6,036	$9,729	$15,619

Net income per share:
Basic	$0.59	$0.94	$1.32

Diluted	$0.54	$0.86	$1.23

Weighted average shares used in computation:
Basic	10,217	10,376	11,864

Diluted	11,155	11,354	12,735

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stockholders’ Equity

	Common Stock		Additional	Retained
			Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

	(In thousands)
Balances, December 27, 1998	10,193	$10	$63,409	$(5,190)	$58,229
Issuance of common stock under stock option plan	37	—	266	—	266
Issuance of common stock under employee stock purchase plan	25	—	259	—	259
Net income	—	—	—	6,036	6,036

Balances, January 2, 2000	10,255	10	63,934	846	64,790
Issuance of common stock under stock option plan	177	—	1,203	—	1,203
Issuance of common stock under employee stock purchase plan	21	—	411	—	411
Benefit from disqualifying stock option dispositions	—	—	1,209	—	1,209
Net income	—	—	—	9,729	9,729

Balances, December 31, 2000	10,453	10	66,757	10,575	77,342
Issuance of common stock, net of issuance costs of $66,000	1,250	2	40,766	—	40,768
Issuance of common stock under stock option plan	171	—	1,333	—	1,333
Issuance of common stock under employee stock purchase plan	19	—	537	—	537
Issuance of common stock through exercise of outstanding warrant	55	—	—	—	—
Benefit from disqualifying stock option dispositions	—	—	1,236	—	1,236
Net income	—	—	—	15,619	15,619

Balances, December 30, 2001	11,948	$12	$110,629	$26,194	$136,835

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands)
Operating Activities:
Net income	$6,036	$9,729	$15,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,539	7,432	10,561
Amortization of intangibles	436	442	503
Deferred income taxes	601	1,717	1,042
Minority interests	2,469	4,317	5,549
Changes in operating assets and liabilities:
Receivables	1,517	(396)	(289)
Inventories	(412)	(598)	(383)
Prepaids and other current assets	(573)	(957)	(188)
Other assets	(582)	(747)	(819)
Accounts payable	68	583	2,636
Accrued payroll	205	1,121	1,127
Sales and use tax payable	698	475	452
Property tax payable	487	833	683
Accrued insurance	338	214	1,216
Accrued rent	326	571	821
Other accrued expenses	46	191	481
Unearned revenue	932	1,117	1,357
Income tax payable	1,687	(478)	3,429

Net cash provided by operating activities	18,818	25,566	43,797
Investing Activities:
Capital expenditures	(30,319)	(37,381)	(35,921)
Purchases of investments	—	—	(15,000)
Decrease (increase) in notes receivable from related parties	133	545	(93)
Purchase of minority interests	—	(63)	(924)

Net cash used in investing activities	(30,186)	(36,899)	(51,938)
Financing Activities:
Proceeds from revolving credit facility, net of repayments	—	15,000	(15,000)
Repayments of long-term debt	(523)	(281)	(250)
Proceeds from issuance of common stock	—	—	40,768
Proceeds from stock options exercised and employee stock purchases	525	1,614	1,870
Proceeds from minority interest contributions	455	442	555
Distributions to minority interests	(2,613)	(4,385)	(5,393)

Net cash provided by (used in) financing activities	(2,156)	12,390	22,550

Net increase (decrease) in cash and cash equivalents	(13,524)	1,057	14,409
Cash and cash equivalents at the beginning of the year	18,857	5,333	6,390

Cash and cash equivalents at the end of the year	$5,333	$6,390	$20,799

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$231	$896	$358
Cash paid for income taxes	490	6,960	4,223
Purchase of minority interests through issuance of long-term debt and conversion to members capital	—	346	778
Benefit from disqualifying stock option dispositions credited to equity	—	1,209	1,236

See accompanying notes.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and December 30, 2001

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

     Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 2000 and 2001 and 53 weeks in 1999.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation

      The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and partnerships in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated.

     Cash and Cash Equivalents

      The Company’s cash balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at December 30, 2001 consist primarily of money market funds.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Investments

      The Company accounts for investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale. At December 30, 2001, $13.3 million, recorded as Short-term Investments, consisted of preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America. Under the terms of the investment arrangement, the Company participates in periodic auctions that are generally held every 49 days and that determine the dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. The Company may also sell the investment to certain accredited investors. Under the prospectus it is the intention to maintain a rating for the DREAMS at a grade of AAA by Moody’s. At December 30, 2001, the Company also had a $1.7 million investment, recorded in Other Assets, in a municipal bond maturing in 2031. Both instruments have a cost which equals fair market value at December 30, 2001.

     Receivables

      Receivables consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

     Inventories

      Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

     Notes Receivable From Related Parties

      Notes receivable from related parties represent amounts due the Company from employees, none of which are officers, directors or affiliates of the Company. A significant portion of these amounts is due from an employee of Pei Wei Asian Diner, Inc. All notes receivable outstanding as of December 30, 2001 will become due within the next two years.

     Property and Equipment

      Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased. During the years ended January 2, 2000, December 31, 2000 and December 30, 2001, the Company capitalized $0, $533,000 and $77,000, respectively, of interest costs.

      The Company follows Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment at a store level.

     Intangibles

      Intangibles consist primarily of goodwill relating to the excess of cost over net assets acquired in the purchase of interests in various restaurants at the formation of the Company and the subsequent acquisition of certain minority partnership interests in the operating rights of certain of the Company’s partnerships and/or

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating restaurants. The initial goodwill was recorded at $8.7 million and the subsequently-acquired interests in partnerships and/or operating restaurants is $2.1 million. Intangibles are amortized over 20 years on a straight-line basis. In accordance with the provisions of SFAS 142, the Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. The Company currently anticipates that its goodwill will no longer be amortized under SFAS 142 but will be subjected to periodic impairment assessments as defined in that Standard. The Company is currently assessing the treatment of the subsequently-acquired minority interests in partnerships and/or operating restaurants.

     Unearned Revenue

      Unearned revenue represents gift certificates sold but not yet redeemed. Revenues are recognized upon redemption of the gift certificates.

     Revenue Recognition

      Revenues from food, beverage and alcohol sales are recognized as products are sold.

     Advertising

      The Company expenses advertising as incurred. Advertising expense for the years ended January 2, 2000, December 31, 2000 and December 30, 2001 was approximately $2,004,000, $2,442,000 and $2,304,000 respectively.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.”

     Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and collateral as of the balance sheet date and approximates the carrying value of such debt.

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

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily with its landlords for the reimbursement of tenant improvements.

     Reclassifications

      Certain amounts shown in the prior periods consolidated financial statements have been reclassified to conform to the current year consolidated financial statements presentation.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, including the required impairment tests. The Company recorded approximately $503,000 in amortization of its intangible assets during 2001 that is being evaluated by management to determine which portion will be subject to no future amortization under FAS 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of December 31, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

2.     Property and Equipment

      Property and equipment consists of the following:

	December 31,	December 30,
	2000	2001

	(In thousands)
Leasehold improvements	$81,173	$105,166
Furniture, fixtures and equipment	23,770	30,994
China and smallwares	2,672	3,454

	107,615	139,614
Less accumulated depreciation and amortization	15,331	25,594

	$92,284	$114,020

3.     Credit Facility

      In December of 1999, the Company entered into a revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate (LIBOR). In June of 2000 the Company amended its credit facility to allow for borrowings up to a total of $45 million with an interest rate ranging from 100 to 225 basis points over LIBOR. The revolving credit facility expires on November 30, 2002 and contains certain restrictions and conditions which require the Company to: maintain a minimum tangible net worth, a leverage ratio at a maximum of 3.75: 1, and a fixed-charge ratio no less than 1.25: 1. A portion of the assets of the Company serves as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of December 30, 2001. The Company used proceeds from the private equity placement that occurred early in 2001 to repay the $15 million in borrowings that was outstanding as of December 31, 2000.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Long-Term Debt

      Long-term debt consists of the following:

	December 31,	December 30,
	2000	2001

	(In thousands)
$1,100,000 promissory note, collateralized by leasehold improvements, payable in monthly installments of $11,354 including interest at 11.0 percent, until March 1, 2017, when all remaining principal and interest is due and payable. Additional payments may be required under the promissory note based on a percentage of gross sales	$1,030	$1,005
$500,000 promissory note, collateralized by equipment, payable in monthly installments of $8,561 including interest at 11.0 percent until March 1, 2004 when all remaining principal and interest is due and payable	280	204
$421,000 equipment loan, collateralized by furniture, fixtures and equipment, payable in monthly installments of $7,202 including interest at 11.0 percent, until January 1, 2004, when all remaining principal and interest is due and payable	225	160
$200,000 unsecured promissory note, payable in monthly installments of $3,333 plus interest at prime plus one percent, until April 2001, when all remaining principal and interest is due and payable. The note is guaranteed by a stockholder of the Company	13	0
$795,000 in unsecured promissory notes, payable to related parties in annual installments of $530,000 plus interest, with rates ranging from 225 basis points over LIBOR to 8%, until April 2004	144	723

	1,692	2,092
Less current portion	207	448

	$1,485	$1,644

      The aggregate annual payments of long-term debt outstanding at December 30, 2001, for the next five years and thereafter, are summarized as follows: 2002 — $448,000; 2003 — $397,000; 2004 — $332,000; 2005 — $37,000; 2006 — $42,000 and thereafter — $836,000.

5.     Preferred Stock and Common Stockholders’ Equity

     Preferred Stock

      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There is no outstanding preferred stock as of December 31, 2000 and December 30, 2001.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock

      In January of 2001, the Company raised $40.8 million in cash through a private equity placement of 1.25 million shares of common stock with two large mutual fund companies. The Company used $15 million of the proceeds to repay outstanding borrowings under its credit facility.

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

      In August 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (1997 Plan). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 30, 2001 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 1,086,500 shares of common stock for issuance under the 1996 and 1997 Plans.

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

      During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (1999 Plan), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 400,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000 and 2001: risk-free interest rate of 5.5 percent; a dividend yield of -0- percent; volatility factors of the expected market price of the Company’s common stock of .497, .559 and .433 respectively; and a weighted-average expected life of the option of five years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands, except
	per share amounts)
Net income, as reported	$6,036	$9,729	$15,619
Pro forma compensation expense for stock options	697	806	1,275

Pro forma net income	$5,339	$8,923	$14,344

Pro forma net income per share:
Basic	$0.52	$0.86	$1.21

Diluted	$0.48	$0.79	$1.13

Weighted average shares used in computation:
Basic	10,217	10,376	11,864

Diluted	11,155	11,354	12,735

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding activity for stock options outstanding under the Plans is as follows:

		Outstanding Options

			Weighted-
	Shares		Average
	Available		Exercise
	for Options	Shares	Price

Outstanding at December 27, 1998	157,750	1,135,635	$4.71
Authorized	100,000	—	—
Granted	(257,000)	257,000	22.31
Exercised	—	(36,653)	7.17
Forfeited (canceled)	18,225	(18,225)	9.18

Outstanding at January 2, 2000	18,975	1,337,757	7.97
Authorized	400,000	—	—
Granted	(269,000)	269,000	31.11
Exercised	—	(182,182)	6.24
Forfeited (canceled)	11,104	(11,104)	18.94

Outstanding at December 31, 2000	161,079	1,413,471	12.50
Authorized	300,000	—	—
Granted	(321,750)	321,750	37.60
Exercised	—	(175,720)	7.87
Forfeited (canceled)	38,631	(38,631)	30.20

Outstanding at December 30, 2001	177,960	1,520,870	$17.83

      Information regarding options outstanding and exercisable at December 30, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 2.40 – $10.0	0 672,985	4.6 years	$3.59	657,416	$3.53
$10.01 – $20.00	117,138	6.9 years	14.07	49,449	14.05
$20.01 – $30.00	348,830	7.8 years	25.69	136,044	24.82
$30.01 – $40.00	381,917	9.2 years	36.89	70,094	35.31

      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company. The weighted-average fair value of options granted for the years ended January 2, 2000, December 31, 2000 and December 30, 2001 was $11.16, $16.91 and $17.14, respectively. The fair value is estimated using the Black-Scholes option-pricing model.

      During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (2001 Pei Wei Plan), which provides for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. A total of 169 shares of common stock have been reserved for issuance under the 2001 Pei Wei Plan. As of December 30, 2001, 93 options have been granted and none have been exercised. The Company holds 960 shares of common stock of Pei Wei Asian Diner, which at December 30, 2001 represents the only issued and outstanding shares.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (Purchase Plan) and reserved 400,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive 6-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

6.     Partnership Agreements

      P.F. Chang’s has implemented a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the discounted cash flows of the subject restaurant’s/ region’s financial results. The Company has the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years.

      As of December 30, 2001, there were 90 partners within the P.F. Chang’s China Bistro, Inc. system. During 2001, we purchased the interests of 11 of our minority partners for a total of approximately $1.9 million, of which the majority was recorded as intangibles in accordance with accounting principles generally accepted in the United States. Approximately $924,000 of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at December 30, 2001. In 2002, we will have the opportunity to purchase five additional partnership interests. If all of these interests were fully purchased, the total purchase price would approximate $5.0 to $6.0 million based upon the estimated fair value of the respective interests at December 30, 2001. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from December 30, 2001 through the date of purchase.

7.     Income Taxes

      Income tax expense consisted of the following:

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands)
Federal:
Current	$1,795	$3,676	$6,398
Deferred	511	1,460	886

	2,306	5,136	7,284
State:
Current	382	594	1,249
Deferred	90	257	156

	472	851	1,405

	$2,778	$5,987	$8,689

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands)
Income tax expense at federal statutory rate	$2,996	$5,500	$8,508
State taxes, net of federal expense	311	678	913
FICA tip credit	—	(1,744)	(411)
Increase (decrease) in valuation allowance	(605)	1,516	(359)
Other, net	76	37	38

	$2,778	$5,987	$8,689

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of	As of
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands)
Deferred tax assets:
Preopening expenses	$745	$572	$644
FICA tip and AMT credit carryforward	—	1,516	1,158
Other	134	100	264

	879	2,188	2,066
Deferred tax liabilities:
Depreciation on property and equipment	1,228	2,688	3,902
Goodwill amortization	252	302	366

	1,480	2,990	4,268
Valuation allowance	—	(1,516)	(1,158)

Net deferred tax liabilities	$601	$2,318	$3,360

      The FICA tip credit carryforward begins to expire in 2018. For the years ended January 2, 2000, December 31, 2000 and December 30, 2001 the valuation allowance increased (decreased) $(605,000), $1,516,000 and $(358,000), respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	January 2,	December 31,	December 30,
	2000	2000	2001

	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$6,036	$9,729	$15,619

Denominator:
Denominator for basic net income per share — weighted-average shares	10,217	10,376	11,864
Effect of dilutive securities:
Employee and director stock options	887	922	865
Warrants	51	56	6

Denominator for diluted net income per share — adjusted for weighted average shares and assumed conversions	11,155	11,354	12,735

Net income per share:
Basic	$0.59	$0.94	$1.32

Diluted	$0.54	$0.86	$1.23

      Options to purchase 1,520,870 shares of common stock ranging from $2.40 to $38.47 per share were outstanding at December 30, 2001, all of which were included in dilutive securities given that none were antidilutive.

9.     Commitments and Contingencies

     Operating Leases

      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2001 and 2022. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for the years ended January 2, 2000, December 31, 2000 and December 30, 2001 was approximately $7,006,000, $10,629,000 and $14,249,000, respectively. Contingent rent included in rent expense for the years ended January 2, 2000, December 31, 2000 and December 30, 2001 was approximately $1,959,000, $3,225,000 and $4,246,000, respectively.

      At December 30, 2001, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. Future minimum lease

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments under operating leases (including restaurants to be opened after December 30, 2001) are as follows (in thousands):

2002	$12,762
2003	13,373
2004	13,176
2005	12,588
2006	12,287
Thereafter	104,120

Total minimum lease payments	$168,306

      The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above-disclosed amounts.

10.     Benefit Plan

      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the years ended January 2, 2000, December 31, 2000 and December 30, 2001, the Company did not make any contributions to the Plan.

11.     Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2000 and 2001. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended December 31, 2000				Year Ended December 30, 2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

			(In thousands, except per share data)
Revenues	$51,414	$53,496	$61,179	$68,816	$72,420	$76,457	$80,555	$89,344
Restaurant operating profit	10,035	10,663	11,571	13,167	13,877	14,397	15,296	17,910
Income before provision for income taxes	3,892	3,416	3,425	4,983	6,124	5,295	5,532	7,357
Net income	2,391	2,128	2,120	3,090	3,890	3,390	3,568	4,771
Basic net income per share	0.23	0.21	0.20	0.30	0.33	0.29	0.30	0.40
Diluted net income per share	0.21	0.19	0.19	0.27	0.31	0.27	0.28	0.37
Basic weighted average shares outstanding	10,303	10,365	10,400	10,435	11,669	11,906	11,930	11,952
Diluted weighted average shares outstanding	11,279	11,348	11,344	11,444	12,554	12,729	12,805	12,853

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Director Nominees” and “Executive Officers,” respectively, contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2001 Annual Meeting of Stockholders to be held on April 3, 2002 (the “Proxy Statement”).

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

      (a) Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors;

Consolidated Balance Sheets at December 31, 2000 and December 30, 2001;

Consolidated Statements of Operations for the Years Ended January 2, 2000, December 31, 2000 and December 30, 2001;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended January 2, 2000, December 31, 2000 and December 30, 2001;

Consolidated Statements of Cash Flows for the Years Ended January 2, 2000, December 31, 2000 and December 30, 2001;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company.
3.2*	By-laws.
4.1*	Specimen Common Stock Certificate.
4.2*	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1*	Form of Indemnification Agreement for directors and executive officers.
†10.2*	1998 Stock Option Plan and forms of agreement thereunder.
†10.3*	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4*	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5*	1998 Employee Stock Purchase Plan.
†10.6*	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.10*	Office Lease Between the Company and U.S. West Business Resources, Inc., dated February 15, 1997.
10.11**	Office Lease Between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
10.12**	Line of Credit Agreement between the Company and Bank of America dated December 6, 1999.
†10.13****	1999 Nonstatutory Stock Option Plan.
10.14***	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
10.15	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16#	Common Stock Purchase Agreement dated January 11, 2001.
†10.17	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
21.1	List of Subsidiaries.
23.1	Consent of Independent Auditors.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

†	Management Contract or Compensatory Plan

**	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

***	Incorporated by reference to the Registrant’s Form 10-Q dated August 9, 2000.

****	Incorporated by reference to the Registrant’s Form 10-K dated March 6, 2001.

#	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001, Exhibit 10.1.

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2002.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2002

By: /s/ ROBERT T. VIVIAN Robert T. Vivian	President	February 15, 2002

By: /s/ KRISTINA K. CASHMAN Kristina Cashman	Secretary and Chief Financial Officer	February 15, 2002

By: /s/ PAUL M. FLEMING Paul M. Fleming	Director	February 15, 2002

By: /s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 15, 2002

By: /s/ R. MICHAEL WELBORN R. Michael Welborn	Director	February 15, 2002

By: /s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 15, 2002

By: /s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 15, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1*	Certificate of Incorporation of the Company.
3.2*	By-laws.
4.1*	Specimen Common Stock Certificate.
4.2*	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1*	Form of Indemnification Agreement for directors and executive officers.
†10.2*	1998 Stock Option Plan and forms of agreement thereunder.
†10.3*	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4*	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5*	1998 Employee Stock Purchase Plan.
†10.6*	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.10*	Office Lease Between the Company and U.S. West Business Resources, Inc., dated February 15, 1997.
10.11**	Office Lease Between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
10.12**	Line of Credit Agreement between the Company and Bank of America dated December 6, 1999.
†10.13****	1999 Nonstatutory Stock Option Plan.
10.14***	Amendment to Credit Agreement, dated June 26, 2000, between the Company and Bank of America, N.A.
10.15	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16#	Common Stock Purchase Agreement dated January 11, 2001.
†10.17	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
21.1	List of Subsidiaries.
23.1	Consent of Independent Auditors.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

†	Management Contract or Compensatory Plan

**	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

***	Incorporated by reference to the Registrant’s Form 10-Q dated August 9, 2000.

****	Incorporated by reference to the Registrant’s Form 10-K dated March 6, 2001.

#	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001, Exhibit 10.1.

      (b) Reports on Form 8-K:

      None.