Form 10-Q
period 2002-03-31
P F CHANGS CHINA BISTRO INC
filed 2002-04-25
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

      As of March 31, 2002, there were outstanding 24,223,146 shares of the Registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	December 30,	March 31,
	2001	2002

	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,799	$20,524
Short-term investments	13,300	15,300
Receivables	1,960	1,331
Inventories	2,066	2,079
Current portion of notes receivable from related parties	145	159
Prepaids and other current assets	1,346	1,395

Total current assets	39,616	40,788
Construction-in-progress	6,137	5,783
Property and equipment, net	114,020	117,051
Intangibles, net of accumulated amortization of $2,215,000 and $2,331,000 at December 30, 2001 and March 31, 2002, respectively	8,592	12,199
Notes receivable from related parties, less current portion	100	100
Other assets	4,565	3,027

Total assets	$173,030	$178,948

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,764	$4,116
Construction payable	2,656	729
Accrued payroll	4,396	4,330
Sales and use tax payable	2,244	2,394
Property tax payable	2,157	2,272
Accrued insurance	2,023	1,231
Accrued rent	2,171	2,197
Other accrued expenses	2,101	1,908
Income tax liability	1,190	635
Unearned revenue	4,150	3,251
Current portion of long-term debt, including $264,000 and $1,354,000 due to related parties at December 30, 2001 and March 31, 2002, respectively	448	1,543

Total current liabilities	29,300	24,606
Long-term debt, including $458,000 and $1,676,000 due to related parties at December 30, 2001 and March 31, 2002, respectively	1,644	2,814
Deferred income tax liability	3,360	3,483
Interests of minority members and partners in consolidated limited liability companies and partnerships	1,891	1,955
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares Authorized: 23,895,566 shares issued and outstanding at December 30, 2001 and 24,223,146 at March 31, 2002	24	24
Additional paid-in capital	110,617	114,748
Retained earnings	26,194	31,318

Total common stockholders’ equity	136,835	146,090

Total liabilities and common stockholders’ equity	$173,030	$178,948

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	April 1,	March 31,
	2001	2002

	(In Thousands,
	Except Per Share)
Revenues	$72,420	$97,500
Costs and expenses:
Restaurant operating costs:
Cost of sales	20,080	26,449
Labor	21,739	30,683
Operating	12,261	16,026
Occupancy	4,463	6,120

Total restaurant operating costs	58,543	79,278
General and administrative	3,673	4,936
Depreciation and amortization	2,514	3,336
Preopening	642	620

Income from operations	7,048	9,330
Interest income (expense), net	377	(10)

Income before elimination of minority members’ and partners’ interests and provision for income taxes	7,425	9,320
Elimination of minority members’ and partners’ interests	(1,301)	(1,443)

Income before provision for income taxes	6,124	7,877
Provision for income taxes	(2,234)	(2,757)

Net income	$3,890	$5,120

Net income per share:
Basic	$0.17	$0.21

Diluted	$0.15	$0.20

Weighted average shares used in computation:
Basic	23,338	24,088

Diluted	25,108	25,894

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	April 1,	March 31,
	2001	2002

	(In Thousands)
OPERATING ACTIVITIES:
Net income	$3,890	$5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,401	3,220
Amortization of intangibles	113	116
Deferred income taxes	194	123
Minority members’ and partners’ interests	1,301	1,443
Changes in operating assets and liabilities:
Receivables	752	629
Inventories	74	(13)
Prepaids and other current assets	591	(49)
Other assets	(322)	1,590
Accounts payable	(378)	(1,648)
Accrued payroll	(4)	(66)
Sales and use tax payable	39	150
Property tax payable	158	115
Accrued insurance	(398)	(792)
Accrued rent	498	26
Other accrued expenses	(122)	(193)
Unearned revenue	(572)	(899)
Income tax liability	1,038	1,824

Net cash provided by operating activities	9,253	10,696
INVESTING ACTIVITIES:
Capital expenditures	(7,980)	(7,825)
Purchases of investments	—	(2,000)
Increase in notes receivable from related parties	(66)	(14)
Purchase of minority interests	(311)	(1,235)

Net cash used in investing activities	(8,357)	(11,074)
FINANCING ACTIVITIES:
Repayments on credit facility	(15,000)	—
Repayments of long-term debt	(50)	(171)
Net proceeds from sale of common stock	40,781	—
Proceeds from stock options exercised and employee stock purchases	554	1,751
Proceeds from minority partners contributions	79	149
Distributions to minority members and partners	(1,351)	(1,626)

Net cash provided by financing activities	25,013	103

Net increase (decrease) in cash and cash equivalents	25,909	(275)
Cash and cash equivalents at the beginning of the period	6,390	20,799

Cash and cash equivalents at the end of the period	$32,299	$20,524

Supplemental disclosure of cash flow information:
Cash paid for interest	139	54
Cash paid for income taxes	33	810
Benefit from disqualifying stock option dispositions credited to equity	781	2,380
Purchase of minority interests through issuance of debt and conversion to members’ capital	—	2,436

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation

      As of March 31, 2002, P.F. Chang’s China Bistro, Inc. owned and operated 67 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated seven limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

      The balance sheet at December 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 30, 2001 included in our Form 10-K.

2.     Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. There were no shares excluded from the net income per share computation due to their anti-dilutive effect for the quarters ended April 1, 2001 and March 31, 2002.

      For purposes of computing net income per share, the number of common shares has been restated to reflect a dividend of one share of common stock for each share of common stock outstanding, payable on May 1, 2002 to stockholders of record as of April 17, 2002. All references to the number of shares, per share amounts and any other reference to the shares in the financial statements and the accompanying notes, unless otherwise noted, have been adjusted to reflect the dividend on a retroactive basis. Previously awarded stock options and other stock programs have been adjusted to reflect the stock dividend.

3.     Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require P.F. Chang’s to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. A portion of the our assets serves as collateral for the credit facility. We had no borrowings under the credit facility as of March 31, 2002.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

4.     Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. P.F. Chang’s is applying the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. P.F. Chang’s recorded approximately $503,000 in amortization of its goodwill and intangible assets in 2001. Amortization of intangible assets with finite lives totaled $116,000 in the first quarter of 2002. Of its intangibles, approximately $9.0 million relates to goodwill established at the formation of the business and is no longer being amortized. During the first quarter of 2001, amortization of such goodwill totaled approximately $110,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following section contains forward-looking statements concerning P.F. Chang’s which involve risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. P.F. Chang’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, and changes in food costs. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

      As of March 31, 2002, we owned and operated 67 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and President, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated seven limited service restaurants as of March 31, 2002. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and four additional units in 2001, three in the Phoenix, Arizona area and one in the Dallas, Texas area. We will continue to commit additional resources to this concept as we push forward with the development of additional Pei Wei units in 2002.

      We intend to open 13 to 15 new Bistros in 2002, two of which were open by the end of the first quarter of 2002. The majority of full service units that we intend to develop in 2002 will be located in new markets across the United States. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2002. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately

$2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 8 to 10 Pei Wei restaurants in 2002, two of which were open by the end of the first quarter of 2002. The Pei Wei units that we intend to develop in 2002 will primarily be in the Phoenix, Dallas and Southern California markets. Our Pei Wei restaurants are generally around 2,800 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

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

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended April 1, 2001 and March 31, 2002, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended

	April 1,	March 31,
	2001	2002

STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands)	$72,420	$97,500
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.7%	27.1%
Labor	30.0	31.5
Operating	16.9	16.4
Occupancy	6.2	6.3

Total restaurant operating costs	80.8	81.3
General and administrative	5.1	5.1
Depreciation and amortization	3.5	3.4
Preopening expense	0.9	0.6

Income from operations	9.7	9.6
Interest income	0.5	0.0
Elimination of minority interests	(1.8)	(1.5)

Income before provision for income taxes	8.4	8.1
Provision for income taxes	(3.1)	(2.8)

Net income	5.3%	5.3%

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $25.1 million, or 34.6%, to $97.5 million in the three months ended March 31, 2002 from $72.4 million in the three months ended April 1, 2001. The increase in first quarter 2002 revenues compared to first quarter 2001 revenues was primarily attributable to revenues of $22.2 million generated by new restaurants (both Bistro and Pei Wei) opened subsequent to April 1, 2001 and a $2.9 million increase in revenues in the three months ended March 31, 2002 for existing restaurants (both Bistro and Pei Wei). Increased customer visits as well as a modest price increase in the last half of the second quarter of 2001 produced sales gains of 3.4% in the three months ended March 31, 2002 for comparable restaurants (stores open for more than eighteen months).

     Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 27.1% in the three months ended March 31, 2002 compared to 27.7% for the three months ended April 1, 2001. The decrease in cost of sales is due primarily to a decrease in seafood costs, offset by an increase in produce prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Labor expenses as a percentage of revenues increased to 31.5% in the three months ended March 31, 2002 from 30.0% in the three months ended April 1, 2001. The increase in labor expenses was primarily due to higher workers compensation and health insurance costs as well as higher hourly wage rates in California.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs. Operating expenses decreased as a percentage of revenues to 16.4% in the three months ended March 31, 2002 from 16.9% in the three months ended April 1, 2001. This decrease was due to reduced utility costs as a percentage of revenues in the first quarter of 2002 as compared to the first quarter of 2001.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Occupancy costs as a percentage of revenues increased nominally to 6.3% in the three months ended March 31, 2002 from 6.2% in the three months ended April 1, 2001.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $4.9 million (5.1% of revenues) in the three months ended March 31, 2002 from $3.7 million (5.1% of revenues) in the three months ended April 1, 2001. The increase was due primarily to the addition of corporate management personnel for both the Bistro and Pei Wei which resulted in approximately $830,000 of additional compensation and benefits expense for the three months ended March 31, 2002, as well as additional costs to support a larger restaurant base, including additional accounting, consulting and legal fees.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests in our restaurants. Depreciation and amortization increased to $3.3 million in the three months ended March 31, 2002 from $2.5 million in the three months ended April 1, 2001. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to April 1, 2001 totaling approximately $800,000 for the three months ended March 31, 2002; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2001.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended March 31, 2002 decreased slightly to $620,000 from $642,000 in the three months ended April 1, 2001.

      Interest income (expense), net. Interest income (expense) decreased to ($10,000) in the three months ended March 31, 2002 from $33,000 in the three months ended October 1, 2000. The decrease was a result of lower interest earned on our cash reserves given current interest rates, offset by interest expense incurred on our outstanding debt at higher interest rates.

Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers, certain of our general managers and certain of our executive chefs. Elimination of minority interests increased to $1.4 million (1.5% of revenues) for the three months ended March 31, 2002 from $1.3 million (1.8% of revenues) for the three months ended April 1, 2001. The increase in dollars was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants, offset by the purchase of certain of our minority partners’ interests.

Provision for income taxes

      The provision for income taxes increased to $2.8 million (approximately 35% of pre-tax income) for the three months ended March 31, 2002 from $2.2 million (approximately 37% of pre-tax income) for the three months ended April 1, 2001. The dollar increase in the tax provision was due primarily to higher profitability of our current restaurants. The decrease in the tax rates as a percentage of pre-tax income and the variance from the expected provision for income taxes derived by applying the statutory income tax rate is due primarily to state income tax benefits and wage related tip credits for both periods.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $10.7 million and $9.3 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Net cash provided by operating activities exceeded net income for the three months ended March 31, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock options exercised recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the three months ended March 31, 2002 and April 1, 2001 was $11.1 million and $8.4 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. We intend to open 13 to 15 new Bistros in 2002, two of which were open as of March 31, 2002. We also intend to open 8 to 10 new Pei Wei restaurants in 2002, two of which were open as of March 31, 2002. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant, however, any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000.

      Net cash provided by financing activities for the three months ended March 31, 2002 was $103,000 compared to net cash provided by financing activities for the three months ended April 1, 2001 of $25.0 million. Financing activities in the first three months of 2002 consisted principally of distributions to minority partners, offset by proceeds from stock options exercised and employee stock purchases. Financing activities in the first three months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 as well as the repayment of our $15.0 million in borrowings on our credit facility and distributions to minority partners.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. Any borrowings made under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require us to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. A portion of P.F. Chang’s assets serves as collateral for the credit facility. We had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves and borrowings available under our credit facility will be sufficient to fund our capital requirements through 2003. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We can not assure you that such capital will be available on favorable terms, if at all.

Partnership Agreements

      P.F. Chang’s has implemented a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. Fair market value is determined by reference to current industry purchase metrics as well as the discounted cash flows of the subject restaurant’s/ region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years.

      As of March 31, 2002, there were 101 partners within the P.F. Chang’s China Bistro, Inc. system. During the first quarter of 2002, we purchased the interests of two of our minority partners for a total of approximately $3.7 million, of which the majority was recorded as intangibles in accordance with accounting principles generally accepted in the United States and will be amortized over its useful life. Approximately $1.2 million of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at March 31, 2002. During the remainder of 2002, we will have the opportunity to purchase three additional partnership interests. If all of these interests were fully purchased, the total purchase price would approximate $1.5 to $2.5 million based upon the estimated fair value of the respective interests at March 31, 2002. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from March 31, 2002 through the date of purchase.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 67 full service, or Bistro, restaurants and seven limited service, or Pei Wei, restaurants, as of March 31, 2002, 15 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

              If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 7 restaurants as of March 31, 2002. We expect to open 13 to 15 Bistros and 8 to 10 Pei Wei restaurants in 2002. Our ability to expand successfully will depend on a number of factors, including:

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

      Our country currently is in a recession and we believe that these weak general economic conditions will continue through 2002. As the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the recent terrorist attacks on the United States, the continued military responses to the attacks and possible future terrorist attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive chefs, to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distribution Marketing Advantage as the primary distributor of our food. Distribution Marketing Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive, short-term, renewable contract with Distribution Marketing Advantage on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Any increase in distribution prices or failure to perform by the Distribution Marketing Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising energy costs in several of our significant markets may continue to affect profitability.

      Our success depends in part on our ability to absorb increase in utility costs. Several regions of the United States in which we operate multiple restaurants, particularly California, have experienced significant increase in utility prices over the past year. If these increases continue, they will have an adverse effect on our profitability.

Rising workers compensation and health insurance costs could negatively impact profitability.

      The cost of workers compensation insurance, general liability insurance and health insurance have risen significantly in the past year and are expected to continue to increase in 2002. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve upon operating efficiencies.

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

      We are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We may be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible

Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision will apply to all goodwill and other intangible assets. P.F. Chang’s is applying the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We recorded approximately $503,000 in amortization of our goodwill and intangible assets in 2001. Amortization of intangible assets with finite lives totaled $116,000 in the first quarter of 2002. Of our intangibles, approximately $9.0 million related to goodwill established at the formation of the business and is no longer being amortized. During the first quarter of 2001, amortization of such goodwill totaled approximately $110,000.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of March 31, 2002 is not material, and therefore, disclosure is not required.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      We were not involved in any material legal proceedings as of March 31, 2002.

Item 2.     Changes in Securities and Use of Proceeds

      P.F. Chang’s has declared a dividend of one share of common stock for each outstanding share of common stock, payable on May 1, 2002 to stockholders of record on April 17, 2002.

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on April 3, 2002. There were four proposals up for approval. The results of voting are as follows:

           1) The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	8,647,318	1,936,279
Kenneth J. Wessels	10,568,357	15,240
R. Michael Welborn	10,570,036	13,561
James G. Shennan, Jr.	10,568,546	15,051
F. Lane Cardwell, Jr.	10,569,867	13,730

           2) The amendment of the 1998 Stock Option Plan to increase the number of shares reserved for issuance by 500,000 shares:

	Total
Total	Votes
Votes For	Against	Abstain

6,407,967	4,160,553	15,077

           3) The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

10,023,716	556,193	3,688

           4) The ratification of the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000:

	Total
Total	Votes
Votes For	Against	Abstain

10,082,826	495,331	5,440

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits:

Exhibit
Number	Description Document

3.1	Amended and Restated Certificate of Incorporation of the Company
3.2*	Amended and Restated By-laws

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.

      (b) Report on Form 8-K

No reports on Form 8-K have been filed by the Registrant during the three months ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2002.

P.F. CHANG’S CHINA BISTRO, INC.

By: /s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer (Principal Executive)	April 24, 2002

/s/ KRISTINA K. CASHMAN Kristina K. Cashman	Chief Financial Officer and Secretary	April 24, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1	Amended and Restated Certificate of Incorporation of the Company
3.2*	Amended and Restated By-laws

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.