Form 10-Q
period 2002-06-30
P F CHANGS CHINA BISTRO INC
filed 2002-07-25
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-25123

P.F. CHANG’S CHINA BISTRO, INC

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15210 N. Scottsdale Rd., Ste. 300, Scottsdale, Arizona	85254 (Zip Code)
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of June 30, 2002, there were outstanding 24,901,248 shares of the Registrant’s Common Stock.

Item		Page

	PART I FINANCIAL INFORMATION
1.	Unaudited Financial Statements	3
	Consolidated Balance Sheets as of December 30, 2001 and June 30, 2002	3
	Consolidated Statements of Income for the Three Months Ended July 1, 2001 and June 30, 2002 and for the Six Months Ended July 1, 2001 and June 30, 2002	4
	Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2001 and June 30, 2002	5
	Notes to Unaudited Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
3.	Quantitative and Qualitative Disclosures About Market Risk	17

	PART II OTHER INFORMATION
1.	Legal Proceedings	17
2.	Changes in Securities and Use of Proceeds	17
3.	Defaults upon Senior Securities	18
4.	Submission of Matters to a Vote of Security Holders	18
5.	Other Information	18
6.	Exhibits and Reports on Form 8-K	18

PART I FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1	Unaudited
	December 30,	June 30,
	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,799	$21,124
Short-term investments	13,300	15,300
Receivables	1,960	1,500
Inventories	2,066	2,127
Current portion of notes receivable from related parties	145	47
Income tax deposits	—	6,775
Prepaids and other current assets	1,346	1,728

Total current assets	39,616	48,601
Construction-in-progress	6,137	8,819
Property and equipment, net	114,020	120,917
Intangibles, net of accumulated amortization of $2,215,000 and $2,420,000 at December 30, 2001 and June 30, 2002, respectively	8,592	12,110
Notes receivable from related parties, less current portion	100	—
Other assets	4,565	3,239

Total assets	$173,030	$193,686

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,764	$3,940
Construction payable	2,656	505
Accrued payroll	4,396	4,451
Sales and use tax payable	2,244	2,192
Property tax payable	2,157	2,504
Accrued insurance	2,023	1,288
Accrued rent	2,171	2,754
Other accrued expenses	2,101	2,332
Income tax liability	1,190	—
Unearned revenue	4,150	3,335
Current portion of long-term debt, including $264,000 and $1,548,000 due to related parties at December 30, 2001 and June 30, 2002, respectively	448	1,548

Total current liabilities	29,300	24,849
Long-term debt, including $458,000 and $1,282,000 due to related parties at December 30, 2001 and June 30, 2002, respectively	1,644	1,282
Deferred income tax liability	3,360	3,102
Interests of minority members and partners in consolidated limited liability companies and partnerships	1,891	2,332
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,895,566 shares issued and outstanding at December 30, 2001 and 24,901,248 at June 30, 2002	24	25
Additional paid-in capital	110,617	125,897
Retained earnings	26,194	36,199

Total common stockholders’ equity	136,835	162,121

Total liabilities and common stockholders’ equity	$173,030	$193,686

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

	(Unaudited)

	(In thousands, except per share)
Revenues	$76,457	$101,650	$148,877	$199,150
Costs and expenses:
Restaurant operating costs:
Cost of sales	20,820	26,704	40,901	53,153
Labor	23,405	32,122	45,144	62,805
Operating	12,986	17,032	25,247	33,058
Occupancy	4,849	6,223	9,311	12,343

Total restaurant operating costs	62,060	82,081	120,603	161,359
General and administrative	4,075	5,480	7,748	10,415
Depreciation and amortization	2,651	3,485	5,164	6,821
Preopening	1,363	1,479	2,005	2,099

Income from operations	6,308	9,125	13,357	18,456
Interest income (expense), net	276	(18)	654	(27)

Income before elimination of minority members’ and partners’ interests and provision for income taxes	6,584	9,107	14,011	18,429
Elimination of minority members’ and partners’ interests	(1,289)	(1,613)	(2,592)	(3,056)

Income before provision for income taxes	5,295	7,494	11,419	15,373
Provision for income taxes	(1,905)	(2,623)	(4,140)	(5,380)

Net income	$3,390	$4,871	$7,279	$9,993

Net income per share:
Basic	$0.14	$0.20	$0.31	$0.41

Diluted	$0.13	$0.19	$0.29	$0.39

Weighted average shares used in computation:
Basic	23,812	24,727	23,574	24,407

Diluted	25,458	26,008	25,282	25,951

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	July 1,	June 30,
	2001	2002

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,279	$9,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,926	6,616
Amortization of intangibles	238	205
Deferred income taxes	964	(258)
Minority members’ and partners’ interests	2,592	3,056
Changes in operating assets and liabilities:
Receivables	(280)	460
Inventories	(59)	(61)
Prepaids and other current assets	(79)	(382)
Other assets	(481)	1,326
Accounts payable	(436)	(1,824)
Accrued payroll	175	55
Sales and use tax payable	66	(52)
Property tax payable	443	347
Accrued insurance	154	(735)
Accrued rent	867	583
Other accrued expenses	416	231
Income tax liability/deposits	606	3,017
Unearned revenue	(544)	(815)

Net cash provided by operating activities	16,847	21,762
INVESTING ACTIVITIES:
Capital expenditures	(16,643)	(18,346)
Purchases of investments	—	(2,000)
(Increase) decrease in notes receivable from related parties	(88)	198
Purchase of minority interests	(793)	(1,235)

Net cash used in investing activities	(17,524)	(21,383)
FINANCING ACTIVITIES:
Repayments on credit facility	(15,000)	—
Repayments of long-term debt	(94)	(1,698)
Net proceeds from sale of common stock	40,768	—
Proceeds from stock options exercised and employee stock purchases	895	4,299
Proceeds from minority partners contributions	204	520
Distributions to minority members and partners	(2,627)	(3,175)

Net cash provided by (used in) financing activities	24,146	(54)

Net increase in cash and cash equivalents	23,469	325
Cash and cash equivalents at the beginning of the period	6,390	20,799

Cash and cash equivalents at the end of the period	$29,859	$21,124

Supplemental disclosure of cash flow information:
Cash paid for interest	223	102
Cash paid for income taxes	1,690	2,620
Benefit from disqualifying stock option dispositions credited to equity	606	10,982
Purchase of minority interests through issuance of debt and conversion to members’ capital	624	2,436

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation

      As of June 30, 2002, P.F. Chang’s China Bistro, Inc. owned and operated 70 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated eight limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

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

2.     Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. There were no shares excluded from the net income per share computation due to their anti-dilutive effect for the quarters ended July 1, 2001 and June 30, 2002.

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

3.     Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require P.F. Chang’s to maintain: a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. A portion of our assets serves as collateral for the credit facility. We had no borrowings under the credit facility as of June 30, 2002.

4.     Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 applied to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision applies to all goodwill and other intangible assets. Of the intangibles, approximately $9.0 million relates to goodwill established at the formation of the business and is no longer being amortized. During the second quarter of 2001, amortization of such goodwill totaled approximately $110,000. Amortization of intangible assets with finite lives totaled $88,000 in the second quarter of 2002 and $205,000 for the six months ended June 30, 2002.

5.     Income Tax Liability Reduction

      At June 30, 2002, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualified dispositions of incentive stock options. Accordingly, for the quarter, P.F. Chang’s recorded a $8.6 million increase to equity with a corresponding $8.6 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualified dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

Overview

      As of June 30, 2002, we owned and operated 70 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and President, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated eight limited service restaurants as of June 30, 2002. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001 (three in Phoenix and one in the Dallas, Texas area) and three additional units in the six months ended June 30, 2002 (two in Phoenix and one in Southern California). We will continue to commit additional resources to this concept as we push forward with the development of additional Pei Wei units in 2002.

      We intend to open 13 to 15 new Bistros in 2002, five of which were open by the end of the second quarter of 2002. The majority of full service units that we intend to develop in 2002 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2002. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 10 to 11 Pei Wei restaurants in 2002, three of which were open by the end of the second quarter of 2002. The Pei Wei units that we intend to develop in 2002 will primarily be in the Phoenix, Dallas and Southern California markets. Our Pei Wei restaurants are generally 2,800 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

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

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended July 1, 2001 and June 30, 2002 and for the six months ended July 1, 2001 and June 30, 2002, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended		Six Months Ended

	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

STATEMENTS OF OPERATIONS DATA:
Revenues (in thousands)	$76,457	$101,650	$148,877	$199,150
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.2%	26.3%	27.4%	26.7%
Labor	30.6	31.6	30.3	31.5
Operating	17.0	16.7	17.0	16.6
Occupancy	6.3	6.1	6.3	6.2

Total restaurant operating costs	81.1	80.7	81.0	81.0
General and administrative	5.3	5.4	5.2	5.2
Depreciation and amortization	3.5	3.4	3.5	3.4
Preopening expense	1.8	1.5	1.4	1.1

Income from operations	8.3	9.0	8.9	9.3
Interest income	0.4	0.0	0.4	0.0
Elimination of minority interests	(1.7)	(1.6)	(1.7)	(1.6)

Income before provision for income taxes	7.0	7.4	7.6	7.7
Provision for income taxes	(2.5)	(2.6)	(2.8)	(2.7)

Net income	4.5%	4.8%	4.8%	5.0%

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $25.2 million, or 32.9%, to $101.7 million in the three months ended June 30, 2002 from $76.5 million in the three months ended July 1, 2001. Revenues increased by $50.2 million, or 33.7%, to $199.1 million in the six months ended June 30, 2002 from $148.9 million in the six months ended July 1, 2001. The increase in second quarter 2002 revenues compared to second quarter 2001 revenues was primarily attributable to revenues of $18.4 million generated by new restaurants (both Bistro and Pei Wei) opened subsequent to July 1, 2001 and a $6.8 million increase in revenues in the three months ended June 30, 2002 for existing restaurants (both Bistro and Pei Wei). The increase in revenues for the six months ended June 30, 2002 compared to the six months ended July 1, 2001 was primarily attributable to revenues of $33.7 million generated by new restaurants opened subsequent to July 1, 2001, and a $16.5 million increase in revenues in the six months ended June 30, 2002 for existing restaurants (both Bistro and Pei Wei). Increased customer visits as well as a modest price increase in the last half of the second quarter of 2001 produced sales gains of 6.3% in the six months ended June 30, 2002 for comparable restaurants (stores open for more than eighteen months).

     Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 26.3% in the three months ended June 30, 2002 compared to 27.2% for the three months ended July 1, 2001. Cost of sales decreased as a percentage of revenues to 26.7% for the six months ended June 30, 2002 as compared to 27.4% for the six months ended July 1, 2001. The decrease in cost of sales is due primarily to a decrease in seafood costs, offset by an increase in produce prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs, workers compensation and health insurance costs as well as other payroll-related items. Labor expenses as a percentage of revenues increased to 31.6% in the three months ended June 30, 2002 from 30.6% in the three months ended July 1, 2001. Labor expenses increased to 31.5% in the six months ended June 30, 2002 from

30.3% in the six months ended July 1, 2001. The increase in labor expenses was primarily due to higher workers compensation and health insurance costs as well as higher hourly wage rates in California.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs, including utility expenses, advertising costs and other facility-related items. Operating expenses decreased as a percentage of revenues to 16.7% in the three months ended June 30, 2002 and to 16.6% in the six months ended June 30, 2002 from 17.0% in the three months ended July 1, 2001 and the six months ended July 1, 2001. For both time periods, this decrease was due primarily to reduced utility costs as a percentage of revenues as well as sales leverage achieved on the portion of these operating costs that are fixed in nature.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Occupancy costs as a percentage of revenues decreased to 6.1% in the three months ended June 30, 2002 from 6.3% in the three months ended July 1, 2001 and to 6.2% in the six months ended June 30, 2002 from 6.3% in the six months ended July 1, 2001 due primarily to sales leverage obtained on occupancy costs that are fixed in nature which was partially offset by higher insurance costs.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $5.5 million (5.4% of revenues) in the three months ended June 30, 2002 from $4.1 million (5.3% of revenues) in the three months ended July 1, 2001. General and administrative expenses increased to $10.4 million (5.2% of revenues) in the six months ended June 30, 2002 from $7.7 million (5.2% of revenues) in the six months ended July 1, 2001. The increase was due primarily to the addition of corporate management personnel for both the Bistro and Pei Wei which resulted in approximately $620,000 and $1.3 million of additional compensation and benefits expense for the three months ended June 30, 2002 and the six months ended June 30, 2002, respectively, as well as additional costs to support a larger restaurant base, including additional accounting and legal fees and corporate office occupancy costs. Additionally, the company accrued $500,000 during the first six months of 2002 for an operations team management function to be held in fiscal 2003 assuming that certain sales goals are achieved by the company. If these sales goals are not met, the company will reverse this accrual in the second half of fiscal 2002.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests in our restaurants. Depreciation and amortization increased to $3.5 million in the three months ended June 30, 2002 from $2.7 million in the three months ended July 1, 2001. Depreciation and amortization increased to $6.8 million in the six months ended June 30, 2002 from $5.2 million in the six months ended July 1, 2001. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to July 1, 2001 totaling approximately $700,000 and $1.3 million for the three months ended June 30, 2002 and the six months ended June 30, 2002, respectively; as well as a full three and six months’ worth of depreciation and amortization on fixed assets in restaurants opened during the first half of 2001.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended June 30, 2002 increased slightly to $1.5 million from $1.4 million in the three months ended July 1, 2001 and increased slightly to $2.1 million in the six months ended June 30, 2002 from $2.0 million in the six months ended July 1, 2001.

      Interest income (expense), net. Interest income (expense) decreased to ($18,000) in the three months ended June 30, 2002 from $276,000 in the three months ended July 1, 2001. Interest income (expense) decreased to ($27,000) in the six months ended June 30, 2002 from $654,000 in the six months ended July 1, 2001. The decrease was a result of lower interest earned on our cash reserves given current interest rates, offset by interest expense incurred on our outstanding debt at higher interest rates.

     Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers, certain of our general managers and certain of our executive chefs. Elimination of minority interests increased to $1.6 million (1.6% of revenues) for the three months ended June 30, 2002 from $1.3 million (1.7% of revenues) for the three months ended July 1, 2001. Elimination of minority interests increased to $3.1 million (1.6% of revenues) for the six months ended June 30, 2002 from $2.6 million (1.7% of revenues) for the six months ended July 1, 2001. The increase in dollars was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants. The decrease as a percentage of sales was due primarily to the purchase of certain of our minority partners’ interests.

     Provision for income taxes

      The provision for income taxes increased to $2.6 million (approximately 35% of pre-tax income) for the three months ended June 30, 2002 from $1.9 million (approximately 36% of pre-tax income) for the three months ended July 1, 2001 and increased to $5.3 million (approximately 35% of pre-tax income) for the six months ended June 30, 2002 from $4.1 million (approximately 36.5% of pre-tax income) for the six months ended July 1, 2001. The dollar increase in the tax provision was due primarily to higher profitability of our current restaurants. The decrease in the tax rates as a percentage of pre-tax income and the variance from the expected provision for income taxes derived by applying the statutory income tax rate is due primarily to state income tax benefits and wage related tip credits for both periods.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $21.8 million and $16.8 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Net cash provided by operating activities exceeded net income for the six months ended June 30, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the six months ended June 30, 2002 and July 1, 2001 was $21.4 million and $17.5 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. We intend to open 13 to 15 new Bistros in 2002, five of which were open as of June 30, 2002. We also intend to open 10 to 11 new Pei Wei restaurants in 2002, three of which were open as of June 30, 2002. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the six months ended June 30, 2002 was $54,000 compared to net cash provided by financing activities for the six months ended July 1, 2001 of $24.1 million. Financing activities in the first six months of 2002 consisted principally of distributions to minority partners as well as the repayment of high interest rate debt, offset by proceeds from stock options exercised and employee stock purchases. Financing activities in the first six months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 offset by the repayment of our $15.0 million in borrowings on our credit facility and distributions to minority partners.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. Any borrowings made under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require us to maintain: a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. A portion of P.F. Chang’s assets serves as collateral for the credit facility. We had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001. We had no borrowings outstanding under the credit facility as of June 30, 2002.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves and borrowings available under our credit facility will be sufficient to fund our capital requirements through 2003 and 2004. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We can not assure you that such capital will be available on favorable terms, if at all.

Partnership Agreements

      P.F. Chang’s has implemented a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. Fair market value is determined by reference to current industry purchase metrics as well as the discounted cash flows of the subject restaurant’s/region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years. Pei Wei Asian Diner has a similar partnership structure.

      As of June 30, 2002, there were 110 partners within the P.F. Chang’s China Bistro, Inc. system. During the first quarter of 2002, we purchased the interests of two of our minority partners for a total of approximately $3.7 million, of which the majority was recorded as intangibles in accordance with accounting principles generally accepted in the United States and will be amortized over its estimated useful life. Approximately $1.2 million of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at June 30, 2002. During the remainder of 2002, we will have the opportunity to purchase three additional partnership interests. If all of these interests were fully purchased, the total purchase price would approximate $1.5 to $2.5 million based upon the estimated fair value of the respective interests at June 30, 2002. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from June 30, 2002 through the date of purchase.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 70 full service, or Bistro, restaurants and eight limited service, or Pei Wei, restaurants, as of June 30, 2002, 19 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 78 restaurants as of June 30, 2002. We expect to open 13 to 15 Bistros and 10 to 11 Pei Wei restaurants in 2002. Our ability to expand successfully will depend on a number of factors, including:

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

      Each P.F. Chang’s full service and each Pei Wei limited service restaurant is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

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

      Our country remains in a recessionary environment and we believe that these weak general economic conditions will continue through 2002. As the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the recent terrorist attacks on the United States, the continued military responses to the attacks, possible future terrorist attacks as well as the continued volatility in the United States stock markets may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      The cost of workers compensation insurance, general liability insurance and health insurance have risen significantly in the past year and are expected to continue to increase in 2002 and 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve upon operating efficiencies.

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

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. For fiscal 2001, the amortization provisions of SFAS No. 142 applied to goodwill and other intangible assets acquired after June 30, 2001. For fiscal 2002, the provision applies to all goodwill and other intangible assets. Of our intangibles, approximately $9.0 million related to goodwill established at the formation of the business and is no longer being amortized. During the second quarter of 2001, amortization of such goodwill totaled approximately $110,000. Amortization of intangible assets with finite lives totaled $88,000 in the second quarter of 2002.

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of June 30, 2002 is not material, and therefore, disclosure is not required.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      We were not involved in any material legal proceedings as of June 30, 2002.

Item 2.     Changes in Securities and Use of Proceeds

      P.F. Chang’s declared a dividend of one share of common stock for each outstanding share of common stock, payable on May 1, 2002 to stockholders of record on April 17, 2002.

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on April 3, 2002. There were four proposals up for approval. The results of voting are as follows:

1) The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	8,647,318	1,936,279
Kenneth J. Wessels	10,568,357	15,240
R. Michael Welborn	10,570,036	13,561
James G. Shennan, Jr	10,568,546	15,051
F. Lane Cardwell, Jr	10,569,867	13,730

2) The amendment of the 1998 Stock Option Plan to increase the number of shares reserved for issuance by 500,000 shares:

	Total
Total	Votes
Votes For	Against	Abstain

6,407,967	4,160,553	15,077

3) The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

10,023,716	556,193	3,688

4) The ratification of the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000:

	Total
Total	Votes
Votes For	Against	Abstain

10,082,826	495,331	5,440

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description Document

3	.1#	Amended and Restated Certificate of Incorporation of the Company
3	.2*	Amended and Restated By-laws

#	Incorporated by reference to the Registrant’s Form 10-Q filed on April 25, 2002.

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.

      (b) Report on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the six months ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25 2002.

P.F. CHANG’S CHINA BISTRO, INC.

By: /s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer (Principal Executive)	July 25, 2002

/s/ KRISTINA K. CASHMAN Kristina K. Cashman	Chief Financial Officer and Secretary	July 25, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1#	Amended and Restated Certificate of Incorporation of the Company
3.2*	Amended and Restated By-laws

#	Incorporated by reference to the Registrant’s Form 10-Q filed on April 25, 2002.

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.