Form 10-Q
period 2002-09-29
P F CHANGS CHINA BISTRO INC
filed 2002-10-23
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

or

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      As of September 29, 2002, there were outstanding 24,949,538 shares of the Registrant’s Common Stock.

Item		Page

	PART I FINANCIAL INFORMATION
1.	Unaudited Financial Statements	3
	Consolidated Balance Sheets as of December 30, 2001 and September 29, 2002	3
	Consolidated Statements of Income for the Three Months Ended September 30, 2001 and September 29, 2002 and for the Nine Months Ended September 30, 2001 and September 29, 2002	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 29, 2002	5
	Notes to Unaudited Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	19
4.	Controls and Procedures	19
	PART II OTHER INFORMATION
1.	Legal Proceedings	19
2.	Changes in Securities and Use of Proceeds	19
3.	Defaults upon Senior Securities	20
4.	Submission of Matters to a Vote of Security Holders	20
5.	Other Information	20
6.	Exhibits and Reports on Form 8-K	20

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1
	December 30,	September 29,
	2001	2002

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,799	$21,683
Short-term investments	13,300	15,300
Receivables	1,960	1,991
Inventories	2,066	2,188
Current portion of notes receivable from related parties	145	86
Income tax deposits	—	4,314
Prepaids and other current assets	1,346	1,849

Total current assets	39,616	47,411
Construction-in-progress	6,137	13,168
Property and equipment, net	114,020	128,617
Goodwill	6,819	6,819
Intangibles, net	1,773	5,877
Notes receivable from related parties, less current portion	100	—
Other assets	4,565	3,199

Total assets	$173,030	$205,091

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,764	$6,512
Construction payable	2,656	2,268
Accrued payroll	4,396	5,630
Sales and use tax payable	2,244	2,207
Property tax payable	2,157	2,774
Accrued insurance	2,023	1,111
Accrued rent	2,171	2,564
Other accrued expenses	2,101	2,871
Income tax liability	1,190	—
Unearned revenue	4,150	3,276
Current portion of long-term debt, including $264,000 and $1,633,000 due to related parties at December 30, 2001 and September 29, 2002, respectively	448	1,633

Total current liabilities	29,300	30,846
Long-term debt, including $458,000 and $1,506,000 due to related parties at December 30, 2001 and September 29, 2002, respectively	1,644	1,506
Deferred income tax liability	3,360	2,520
Interests of minority members and partners in consolidated limited liability companies and partnerships	1,891	2,364
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares
Authorized: 23,895,566 shares issued and outstanding at December 30, 2001 and 24,949,538 at September 29, 2002	24	25
Additional paid-in capital	110,617	127,212
Retained earnings	26,194	40,618

Total common stockholders’ equity	136,835	167,855

Total liabilities and common stockholders’ equity	$173,030	$205,091

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
	2001	2002	2001	2002

	(Unaudited)

	(In thousands, except per share)
Revenues	$80,555	$107,052	$229,432	$306,202
Costs and expenses:
Restaurant operating costs:
Cost of sales	21,774	28,631	62,674	81,784
Labor	24,492	34,187	69,637	96,992
Operating	13,875	18,191	39,122	51,249
Occupancy	5,118	6,426	14,429	18,769

Total restaurant operating costs	65,259	87,435	185,862	248,794
General and administrative	4,121	5,304	11,869	15,720
Depreciation and amortization	2,816	3,673	7,981	10,495
Preopening	1,657	2,340	3,662	4,438

Income from operations	6,702	8,300	20,058	26,755
Interest income (expense), net	169	33	823	6

Income before elimination of minority members’ and partners’ interests and provision for income taxes	6,871	8,333	20,881	26,761
Elimination of minority members’ and partners’ interests	(1,339)	(1,547)	(3,929)	(4,602)

Income before provision for income taxes	5,532	6,786	16,952	22,159
Provision for income taxes	(1,964)	(2,369)	(6,104)	(7,749)

Net income	$3,568	$4,417	$10,848	$14,410

Net income per share:
Basic	$0.15	$0.18	$0.46	$0.59

Diluted	$0.14	$0.17	$0.43	$0.56

Weighted average shares used in computation:
Basic	23,860	24,944	23,670	24,583

Diluted	25,610	25,841	25,374	25,914

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 29,
	2001	2002

	(Unaudited)

	(In thousands)
Operating Activities:
Net income	$10,848	$14,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,608	10,188
Amortization of intangibles	373	307
Deferred income taxes (benefit)	1,043	(840)
Minority members’ and partners’ interests	3,929	4,602
Changes in operating assets and liabilities:
Receivables	737	(31)
Inventories	(136)	(122)
Prepaids and other current assets	(1,033)	(503)
Other assets	(545)	1,366
Accounts payable	2,514	748
Accrued payroll	1,054	1,234
Sales and use tax payable	37	(37)
Property tax payable	555	617
Accrued insurance	424	(912)
Accrued rent	681	393
Other accrued expenses	263	770
Income tax liability/deposits	3,123	5,870
Unearned revenue	(588)	(874)

Net cash provided by operating activities	30,887	37,186
Investing Activities:
Capital expenditures	(26,331)	(32,203)
Purchases of investments	(15,000)	(2,000)
(Increase) decrease in notes receivable from related parties	(146)	159
Purchase of minority interests	(759)	(1,457)

Net cash used in investing activities	(42,236)	(35,501)
Financing Activities:
Repayments on credit facility	(15,000)	—
Repayments of long-term debt	(136)	(1,836)
Net proceeds from sale of common stock	40,768	—
Proceeds from stock options exercised and employee stock purchases	1,583	5,222
Proceeds from minority partners contributions	335	708
Distributions to minority members and partners	(4,022)	(4,895)

Net cash provided by (used in) financing activities	23,528	(801)

Net increase in cash and cash equivalents	12,179	884
Cash and cash equivalents at the beginning of the period	6,390	20,799

Cash and cash equivalents at the end of the period	$18,569	$21,683

Supplemental disclosure of cash flow information:
Cash paid for interest	275	153
Cash paid for income taxes	1,972	2,703
Benefit from disqualifying stock option dispositions credited to equity	740	11,374
Purchase of minority interests through issuance of debt and conversion to members’ capital	649	2,955

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation

      As of September 29, 2002, P.F. Chang’s China Bistro, Inc. owned and operated 73 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated 15 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine month period ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

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

2.     Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. There were no shares excluded from the net income per share computation due to their anti-dilutive effect for the quarter ended September 30, 2001 nor for the nine months ended September 30, 2001. The weighted average number of options that were anti-dilutive for the three and nine months ended September 29, 2002 was 330,000 and 68,000, respectively.

      For purposes of computing net income per share, the number of common shares has been restated to reflect a dividend of one share of common stock for each share of common stock outstanding, paid on May 1, 2002 to stockholders of record as of April 17, 2002. All references to the number of shares, per share amounts and any other reference to the shares in the financial statements and the accompanying notes, unless otherwise noted, have been adjusted to reflect the dividend on a retroactive basis. Previously awarded stock options and other stock programs have been adjusted to reflect the stock dividend.

3.     Credit Facility

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. All of the borrowings under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require P.F. Chang’s to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. P.F. Chang’s was in compliance with these restrictions and conditions as of September 29, 2002. A portion of our assets serve as collateral for the credit facility. We had no borrowings under the credit facility as of September 29, 2002.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

4.     Goodwill and Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

      P.F. Chang’s adopted the standard effective January 1, 2002. The standard affects the treatment of goodwill acquired in the purchase of interests in various restaurants at the formation of the Company. In accordance with SFAS 142, P.F. Chang’s ceased amortizing goodwill totaling $6.8 million as of that date. Had the standard been in effect for the three month period ended September 30, 2001, net income would have increased by $71,000, resulting in no impact in basic or diluted net income per share. Had the standard been in effect for the nine months ended September 30, 2001, net income would have increased by $218,000, resulting in no impact in basic net income per share and a one cent increase in diluted net income per share.

      P.F. Chang’s is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. As of September 29, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

      Intangible assets consist of the excess of fair market value over cost as a result of the acquisition of certain minority partnership interests in the operating rights of certain of P.F. Chang’s partnerships and/or operating restaurants. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally fifteen years. Amortization expense of intangible assets totaled $102,000 and $307,000 for the three and nine months ended September 29, 2002 and $25,000 and $38,000 for the three and nine months ended September 30, 2001. Estimated amortization expense for intangible assets as of September 29, 2002 for each of the five succeeding fiscal years is as follows: 2002 — $476,000; and for 2003 — 2006, $417,000 for each year.

5.     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. P.F. Chang’s adoption of SFAS 144 had no effect on the Company’s financial position or results of operation.

6.     Income Tax Liability Reduction

      At September 29, 2002, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the nine months ended September 29, 2002, P.F. Chang’s recorded a $11.4 million increase to equity with a corresponding $11.4 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

7.     Employment Agreements

      During the third quarter of 2002, P.F. Chang’s executed employment agreements with the Chief Executive Officer, Richard Federico; the President of P.F. Chang’s China Bistro, Inc., Robert Vivian; and the President of Pei Wei Asian Diner, Inc., Russell Owens. The term for these agreements is three years and the agreements prohibit Mr. Federico, Mr. Vivian and Mr. Owens from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination.

8.     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Overview

      As of September 29, 2002, we owned and operated 73 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and President, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 15 limited service restaurants as of September 29, 2002. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001 (three in Phoenix and one in the Dallas, Texas area) and 10 additional units in the nine months ended September 29, 2002 (five in Phoenix, two in Southern California and three in Texas).

      We intend to open 14 new Bistros by the end of 2002, eight of which were open by the end of the third quarter of 2002. In 2003, we intend to develop 15 to 17 new Bistros. The majority of full service units that we intend to develop in 2002 and 2003 will be located in new markets across the United States. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2003. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 11 Pei Wei restaurants by the end of 2002, ten of which were open by the end of the third quarter of 2002. These new Pei Wei units will be in the Phoenix, Dallas and Southern California markets. In 2003, we intend to develop 13 to 15 new Pei Wei restaurants, both in existing markets as well as three new markets (Houston, Denver and Las Vegas). We have signed leases or letters of intent for our development planned for fiscal 2003. Our Pei Wei restaurants are generally 2,800 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

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

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended September 30, 2001 and September 29, 2002 and for the nine months ended September 30, 2001 and September 29, 2002, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
	2001	2002	2001	2002

Statements of Operations Data:
Revenues (in thousands)	$80,555	$107,052	$229,432	$306,202
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.0%	26.7%	27.3%	26.7%
Labor	30.4	31.9	30.4	31.7
Operating	17.2	17.0	17.1	16.7
Occupancy	6.4	6.0	6.3	6.1

Total restaurant operating costs	81.0	81.7	81.0	81.3
General and administrative	5.1	5.0	5.2	5.1
Depreciation and amortization	3.5	3.4	3.5	3.4
Preopening	2.1	2.2	1.6	1.4

Income from operations	8.3	7.8	8.7	8.7
Interest income (expense), net	0.2	0.0	0.4	0.0
Elimination of minority interests	(1.7)	(1.4)	(1.7)	(1.5)

Income before provision for income taxes	6.8	6.3	7.4	7.2
Provision for income taxes	(2.4)	(2.2)	(2.7)	(2.5)

Net income	4.4%	4.1%	4.7%	4.7%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Revenues increased by $26.5 million, or 32.9%, to $107.1 million in the three months ended September 29, 2002 from $80.6 million in the three months ended September 30, 2001. Revenues increased by $76.8 million, or 33.5%, to $306.2 million in the nine months ended September 29, 2002 from $229.4 million in the nine months ended September 30, 2001. The increase in third quarter 2002 revenues compared to third quarter 2001 revenues was primarily attributable to revenues of $17.1 million generated by new restaurants (both Bistro and Pei Wei) opened subsequent to September 30, 2001 and a $9.4 million increase in revenues in the three months ended September 29, 2002 for existing restaurants (both Bistro and Pei Wei). Increased customer visits at the Bistro produced sales gains of 5.5% for comparable restaurants (stores open for at least eighteen months) in this period. The increase in revenues for the nine months ended September 29, 2002 compared to the nine months ended September 30, 2001 was primarily attributable to revenues of $37.0 million generated by new restaurants opened subsequent to September 30, 2001, and a $39.8 million increase in revenues in the nine months ended September 29, 2002 for existing restaurants (both Bistro and Pei Wei). Increased customer visits as well as a modest price increase at the Bistro in the last half of the second quarter of 2001 produced sales gains of 5.4% in the nine months ended September 29, 2002 for comparable restaurants.

Costs and expenses

      Cost of sales. Cost of sales is composed of the cost of food and beverages. Cost of sales decreased as a percentage of revenues to 26.7% in the three months ended September 29, 2002 compared to 27.0% for the three months ended September 30, 2001. Cost of sales decreased as a percentage of revenues to 26.7% for the nine months ended September 29, 2002 as compared to 27.3% for the nine months ended September 30, 2001. The decrease in cost of sales in both periods is due primarily to a decrease in seafood costs.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs, workers compensation and health insurance costs as well as other payroll-related items. Labor expenses as a percentage of revenues increased to 31.9% in the three months ended September 29, 2002 from 30.4% in the three months ended September 30, 2001. Labor expenses increased to 31.7% in the nine months ended September 29, 2002 from 30.4% in the nine months ended September 30, 2001. The increase in labor expenses was primarily due to higher workers compensation and health insurance costs, higher hourly wage rates in California and the additional impact of increased Pei Wei labor expenses associated with the seven new restaurants opened during the three months ended September 29, 2002 and the ten new restaurants opened during the nine months ended September 29, 2002.

      Operating. Operating expenses consist primarily of various fixed and variable restaurant-level costs, including utility expenses, advertising costs and other facility-related items. Operating expenses as a percentage of revenues decreased to 17.0% in the three months ended September 29, 2002 from 17.2% in the three months ended September 30, 2001. This decrease was due primarily to the sales leverage achieved on the portion of these operating costs that are fixed in nature. Operating expenses decreased to 16.7% in the nine months ended September 29, 2002 from 17.1% in the nine months ended September 30, 2001. This decrease was due primarily to reduced utility costs as a percentage of revenues as well as sales leverage achieved on the portion of these operating costs that are fixed in nature.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Occupancy costs as a percentage of revenues decreased to 6.0% in the three months ended September 29, 2002 from 6.4% in the three months ended September 30, 2001 and to 6.1% in the nine months ended September 29, 2002 from 6.3% in the nine months ended September 30, 2001 due primarily to sales leverage obtained on occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants, both of which were partially offset by higher property and general liability insurance costs.

      General and administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. General and administrative expenses increased to $5.3 million (5.0% of revenues) in the three months ended September 29, 2002 from $4.1 million (5.1% of revenues) in the three months ended September 30, 2001. General and administrative expenses increased to $15.7 million (5.1% of revenues) in the nine months ended September 29, 2002 from $11.9 million (5.2% of revenues) in the nine months ended September 30, 2001. The increase was due primarily to the addition of corporate management personnel for both the Bistro and Pei Wei which resulted in approximately $874,000 and $2.6 million of additional compensation and benefits expense for the three and nine months ended September 29, 2002, respectively, as well as additional costs to support a larger restaurant base, including additional accounting and legal fees and insurance costs. Additionally, the company accrued $750,000 during the first nine months of 2002 for an operations team management function to be held in fiscal 2003 assuming that certain sales goals are achieved by the company. If these sales goals are met, an additional amount (estimated to total $250,000) will be accrued in the fourth quarter of fiscal 2002. If the sales goals are not met, the company will hold no function and therefore will reverse the accrual as an expense reduction in the fourth quarter of 2002.

      Depreciation and amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of certain intangibles associated with the acquisition of ownership interests in our restaurants. Depreciation and amortization increased to $3.7 million in the three months ended September 29, 2002 from $2.8 million in the three months ended September 30, 2001. Depreciation and amortization increased to $10.5 million in the nine months ended September 29, 2002 from $8.0 million in the nine months ended September 30, 2001. The increase was primarily due to depreciation and amortization on fixed assets purchased for new restaurants opened subsequent to September 30, 2001 totaling approximately $629,000 and $1.3 million for the three and nine months ended September 29, 2002, respectively; as well as a full three and nine months’ worth of depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 2001.

      Preopening. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation expenses, employee payroll and related training costs. Preopening expenses in the three months ended September 29, 2002 increased to $2.3 million from $1.7 million in the three months ended September 30, 2001 and increased to $4.4 million in the nine months ended September 29, 2002 from $3.7 million in the nine months ended September 30, 2001. The majority of the increase was due to the addition of seven new Pei Wei restaurants in the three months ended September 29, 2002 as compared to none added in the three months ended September 30, 2001 and the addition of ten new Pei Wei restaurants in the nine months ended September 29, 2002 as compared to one added in the nine months ended September 30, 2001.

      Interest income (expense), net. Interest income (expense) decreased to $33,000 in the three months ended September 29, 2002 from $169,000 in the three months ended September 30, 2001. Interest income (expense) decreased to $6,000 in the nine months ended September 29, 2002 from $823,000 in the nine months ended September 30, 2001. The decrease was a result of lower interest earned on our cash reserves given current interest rates, offset by interest expense incurred on our outstanding debt at higher interest rates.

Elimination of minority interests

      Elimination of minority interests represents the portion of P.F. Chang’s net earnings which are attributable to the collective ownership interests of our partners. We have provided for a partnership management structure in which P.F. Chang’s has entered into a series of partnership agreements with our regional managers, certain of our general managers and certain of our executive chefs. Elimination of minority interests increased to $1.5 million (1.4% of revenues) for the three months ended September 29, 2002 from $1.3 million (1.7% of revenues) for the three months ended September 30, 2001. Elimination of minority interests increased to $4.6 million (1.5% of revenues) for the nine months ended September 29, 2002 from $3.9 million (1.7% of revenues) for the nine months ended September 30, 2001. The increase in dollars was due primarily to the addition of new restaurants and an increase in the operating profit of those restaurants. The decrease as a percentage of sales was due primarily to the purchase of certain of our minority partners’ interests.

Provision for income taxes

      The provision for income taxes increased to $2.4 million (approximately 35% of pre-tax income) for the three months ended September 29, 2002 from $2.0 million (approximately 36% of pre-tax income) for the three months ended September 30, 2001 and increased to $7.7 million (approximately 35% of pre-tax income) for the nine months ended September 29, 2002 from $6.1 million (approximately 36% of pre-tax income) for the nine months ended September 30, 2001. The dollar increase in the tax provision was due primarily to higher profitability of our current restaurants. The decrease in the tax rates as a percentage of pre-tax income and the variance from the expected provision for income taxes derived by applying the statutory income tax rate is due primarily to state income tax benefits and wage related tip credits for both periods.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $37.2 million and $30.9 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Net cash provided by operating activities exceeded net income for the nine months ended September 29, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity. Net cash provided by operating activities exceeded net income for the nine months ended September 30, 2001 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was partially satisfied by the tax benefit of stock option exercises recorded in equity and an increase in accounts payable.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the nine months ended September 29, 2002 and September 30, 2001 was $35.5 million and $42.2 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. In the nine months ended September 30, 2001, investing activities also included a significant purchase of short-term investments. We intend to open 14 new Bistros in 2002, eight of which were open as of September 29, 2002. We also intend to open 11 new Pei Wei restaurants in 2002, ten of which were open as of September 29, 2002. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the nine months ended September 29, 2002 was $801,000 compared to net cash provided by financing activities for the nine months ended September 30, 2001 of $23.5 million. Financing activities in the first nine months of 2002 consisted principally of distributions to minority partners as well as the repayment of high interest rate debt, offset by proceeds from stock options exercised and employee stock purchases. Financing activities in the first nine months of 2001 consisted principally of net proceeds from the $40.8 million private equity placement that took place in January of 2001 offset by the repayment of our $15.0 million in borrowings on our credit facility and distributions to minority partners.

      In December of 1999, P.F. Chang’s entered into a revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $15 million at an interest rate ranging from 150 to 225 basis points over the applicable London Interbank Offered Rate. In June of 2000, the credit facility was amended to allow for borrowings up to a total of $45 million at an interest rate ranging from 100 to 225 basis points over the applicable London Interbank Offered Rate. The revolving credit facility expires on November 30, 2002. Any borrowings made under this facility are short-term in nature and have maturity dates ranging from one to six months. The credit facility contains certain restrictions and conditions which require us to: maintain a minimum tangible net worth, a maximum leverage ratio of 3.75:1.00 and a minimum fixed-charge ratio of 1.25:1.00. P.F. Chang’s was in compliance with these restrictions and conditions as of

September 29, 2002. A portion of P.F. Chang’s assets serves as collateral for the credit facility. We had borrowings totaling $15 million under the credit facility as of December 31, 2000, all of which was repaid during the first quarter of 2001. We had no borrowings outstanding under the credit facility as of September 29, 2002.

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

      As of September 29, 2002, there were 113 partners within the P.F. Chang’s China Bistro, Inc. system. During the nine months ended September 29, 2002, we purchased the interests of six of our minority partners for a total of approximately $4.5 million, of which the majority was recorded as intangibles in accordance with accounting principles generally accepted in the United States and will be amortized over generally 15 years. Approximately $1.4 million of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at September 29, 2002. During the remainder of 2002, we will have the opportunity to purchase two additional partnership interests. If both of these interests were fully purchased, the total purchase price would approximate $1.0 to $2.0 million based upon the estimated fair value of the respective interests at September 29, 2002. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from September 29, 2002 through the date of purchase.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and is effective for fiscal years beginning after December 15, 2001 with earlier adoption encouraged. P.F. Chang’s adoption of SFAS 144 had no effect on the Company’s financial position or results of operation.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 73 full service, or Bistro, restaurants and 15 limited service, or Pei Wei, restaurants, as of September 29, 2002, 25 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 88 restaurants as of September 29, 2002. We expect to open 14 Bistros and 11 Pei Wei restaurants in 2002 and 15 to 17 Bistros and 13 to 15 Pei Wei restaurants in 2003. Our ability to expand successfully will depend on a number of factors, including:

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

      Our country remains in a recessionary environment and we believe that these weak general economic conditions will continue through 2002 and into 2003. As the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the recent terrorist attacks on the United States and its interests abroad, continued military responses to the attacks, possible future terrorist attacks as well as the continued volatility in the United States stock markets may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Approximately 17% of our revenues at the Bistro and 3% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risks

      We believe that the market risk associated with our market risk sensitive instruments as of September 29, 2002 is not material, and therefore, disclosure is not required.

Item 4.     Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      We were not involved in any material legal proceedings as of September 29, 2002.

Item 2.     Changes in Securities and Use of Proceeds

      P.F. Chang’s declared a dividend of one share of common stock for each outstanding share of common stock, paid on May 1, 2002 to stockholders of record on April 17, 2002.

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description Document

3	.1#	Amended and Restated Certificate of Incorporation of the Company
3	.2*	Amended and Restated By-laws
10.18		Employment Agreement between Richard L. Federico and the Company dated August 3, 2002
10.19		Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002
10.20		Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002
99.1		Certification of Chief Executive Officer
99.2		Certification of Chief Financial Officer

#	Incorporated by reference to the Registrant’s Form 10-Q filed on April 25, 2002.

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.

      (b) Report on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the nine months ended September 29, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2002.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman and Chief Executive Officer (Principal Executive)	October 23, 2002

/s/ KRISTINA K. CASHMAN Kristina K. Cashman	Chief Financial Officer and Secretary	October 23, 2002

I, Richard L. Federico, certify that:

1. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

3. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/ RICHARD L. FEDERICO

Chairman and Chief Executive Officer

I, Kristina K. Cashman, certify that:

1. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

3. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/ KRISTINA K. CASHMAN

Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1#	Amended and Restated Certificate of Incorporation of the Company
3	.2*	Amended and Restated By-laws
10.18		Employment Agreement between Richard L. Federico and the Company dated August 3, 2002
10.19		Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002
10.20		Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002
99.1		Certification of Chief Executive Officer
99.2		Certification of Chief Financial Officer

#	Incorporated by reference to the Registrant’s Form 10-Q filed on April 25, 2002.

*	Incorporated by reference to the Registrant’s Form 10-Q filed on October 24, 2001.