Form 10-K
period 2002-12-29
P F CHANGS CHINA BISTRO INC
filed 2003-02-12
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 0-25123

P.F. Chang’s China Bistro, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 15210 N. Scottsdale Rd., Ste. 300 Scottsdale, AZ (Address of principal executive offices)	86-0815086 (I.R.S. Employer Identification No.) 85254 (Zip Code)

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
Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

      The aggregate market value as of the last day of the second fiscal quarter, June 30, 2002, is $782,397,212.

      On February 7, 2003 there were outstanding 25,070,372 shares of the Registrant’s Common Stock.

Documents Incorporated by Reference

(to the extent indicated herein)

      Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 9, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

      P.F. Chang’s owned and operated 79 full service, or Bistro, restaurants as of December 29, 2002 that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. Our menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t’sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the Bistro’s menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Dan Noodles. Our traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

      We also owned and operated 16 limited service, or Pei Wei, restaurants as of December 29, 2002. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, a concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001, and eleven units in 2002. These restaurants are located in Arizona, Dallas, Texas and Southern California.

Concept and Strategy

      P.F. Chang’s objectives are to develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners and participate in the cash flows of the restaurants for which they have responsibility. We believe we have demonstrated the viability of the P.F. Chang’s concept in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management equity participation provided by our partnership programs should position us to continue this expansion without sacrificing P.F. Chang’s restaurant level operating performance and return on investment.

Menu

      The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t’sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow roasted Cantonese-style ducklings and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. We also offer several vegetarian dishes for our customers who enjoy true vegetarian items. MSG is not added to any ingredients at P.F. Chang’s.

      In addition to the core menu, the Bistro menu also offers special lunch and dinner selections. These special selections are developed by our executive chefs around the country and are modified several times a year to provide our guests with fresh, new tastes. Individual items that are well received by guests migrate to the core menu. Fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including trips to China by our corporate executive chef, continually reinforce our commitment to training P.F. Chang’s chefs and enhancing our menu offerings.

      The Bistro’s entrees range in price from $8.00 to $18.00, and our appetizers range in price from $4.00 to $8.00. The average check per guest, including alcoholic beverages, is approximately $17.00 to $18.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 17% of revenues. Lunch and dinner contribute approximately 30% and 70% of revenues, respectively.

      The menu for our limited service concept, Pei Wei, also offers a variety of intensely flavored culinary creations; however, this menu is more concise and includes not only Chinese cuisine but other Asian dishes as well. Our guests can enjoy some of their favorite Chinese dishes available at the Bistro, such as Soothing Lettuce Wraps and Orange Peel Beef, while also sampling other items such as Vietnamese Salad Rolls and Pad Thai. Pei Wei entrees range in price from $6.00 to $9.00, with appetizers ranging from $3.00 to $7.00. We do offer beer and wine at Pei Wei and these purchases comprise approximately 3% of sales. Take-out sales comprise approximately 40% of total revenues. The average check per dine-in guest at Pei Wei, including beer and wine sales, is approximately $8.00 to $9.00.

Operations

      We utilize a partnership structure to facilitate the development, leadership and operation of our restaurants. We have entered into a series of partnership agreements with our regional managers (“Market Partners” and “Area Partners”), certain of our general managers (“Operating Partners”) and certain of our executive chefs (“Chef Partners”). Each partner is required to make a cash capital contribution at fair value to their respective partnership. We do not finance any partner capital contributions. For this capital contribution, the partner receives an ownership interest generally ranging from two to seven percent in a specific restaurant or region. Each partner shares in the income or loss of the restaurant or region they oversee.

      P.F. Chang’s strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of a general manager, two or three managers, an executive chef, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The staff of a typical Pei Wei restaurant consists of a general manager, one or two managers, an executive chef, and one sous chef, as well as approximately 35 hourly employees. The general manager of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The executive chef is responsible for product quality, purchasing, food costs and kitchen labor costs. P.F. Chang’s requires our general managers and executive chefs to have significant experience in the full service restaurant industry.

      P.F. Chang’s has a comprehensive eight week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations, office management and shift management. All management and culinary personnel are required to successfully complete all sections of this program. Upon the completion of each four week section, each trainee must successfully complete a comprehensive certification.

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

Competition

      The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with P.F. Chang’s at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors include mid-priced, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick service concepts as well as locally owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

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

Purchasing

      P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts generally average in duration from two to twelve months. With the exception of produce, which is purchased locally, we utilize Distribution Market Advantage as the primary distributor of product to all of our restaurants. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

      At December 29, 2002, P.F. Chang’s employed approximately 12,500 persons, 129 of whom were executive office personnel, 836 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

	Bistro Units Opened in									Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	2002	2003	Bistro	Pei Wei	Corporate	Total

	(Dollars in thousands, except average weekly sales)
Fiscal 2002
Units(1)	4	3	6	10	13	16	13	14		79	16		95
Sales weeks	208	156	312	520	676	832	676	297		3,677	524		4,201
Average weekly sales	$119,602	$148,614	$109,566	$117,855	$106,620	$103,599	$103,926	$94,744		$108,837	$41,795		$100,474
Change in comparable store sales(2)	(2.4)%	5.3%	3.4%	2.8%	6.5%	9.8%	6.7%			5.3%	(6.1)%
Restaurant-level operating margin	21.2%	22.0%	19.2%	21.3%	20.3%	19.1%	17.1%	13.4%		19.3%	11.0%		19.1%
Revenues	$24,877	$23,183	$34,185	$61,284	$72,075	$86,194	$70,252	$28,140	$—	$400,190	$21,901	$—	$422,091
Total restaurant operating costs	19,604	18,063	27,574	48,172	57,357	69,583	58,186	24,301	—	322,840	19,499	—	342,339
General and Administrative	—	—	—	—	—	—	—	—	—	—	—	20,590	20,590
Depreciation and Amortization	403	388	805	1,826	2,368	3,330	2,713	963	—	12,796	840	735	14,371
Preopening expense	—	—	—	—	—	—	98	4,258	660	5,016	1,318	—	6,334
Interest (income) expense and other income, net	29	87	31	22	4	—	(11)	—	—	162	20	(223)	(41)

Income (loss) before minority interest and income taxes(3)	4,841	4,645	5,775	11,264	12,346	13,281	9,266	(1,382)	(660)	59,376	224	$(21,102)	$38,498

Rent expense(4)	1,454	1,263	1,608	2,495	2,594	3,566	2,482	1,041		16,503	1,164
Interest (income) expense and other income, net	29	87	31	22	4	—	(11)	—	—	162	20
Preopening Adjustment(5)	—	—	—	—	—	—		(133)	660	527	69

Restaurant income (loss), as adjusted	$6,324	$5,995	$7,414	$13,781	$14,944	$16,847	$11,737	$(474)	$—	$76,568	$1,477

Average restaurant assets employed(6)	$1,442	$2,376	$4,941	$15,137	$21,101	$33,799	$27,935	$10,738		$117,469	$6,070
Present value of remaining lease obligations(7)	2,625	3,852	6,555	12,350	13,269	19,328	15,355	5,928		79,262	4,173

Total restaurant invested capital	$4,067	$6,228	$11,496	$27,487	$34,370	$53,127	$43,290	$16,666		$196,731	$10,243

Restaurant-level return on invested capital	155.5%	96.3%	64.5%	50.1%	43.5%	31.7%	27.1%	(2.8)%		38.9%	14.4%

	Bistro Units Opened in								Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	2002	Bistro	Pei Wei	Corporate	Total

	(Dollars in thousands, except average weekly sales)
Fiscal 2001
Units(1)	4	3	6	10	13	16	13		65	5		70
Sales weeks	208	156	312	520	676	832	265		2,969	101		3,070
Average weekly sales	$122,532	$141,120	$105,979	$114,641	$100,136	$94,600	$99,186		$105,377	$58,535		$103,836
Change in comparable store sales(2)	(2.3)%	3.1%	3.1%	4.5%	6.7%	5.5%			3.8%
Restaurant-level operating margin	22.7%	22.6%	20.6%	22.1%	20.0%	16.4%	11.8%		19.3%	19.4%		19.3%
Revenues	$25,487	$22,015	$33,065	$59,613	$67,692	$78,708	$26,284	$—	$312,864	$5,912	$—	$318,776
Total restaurant operating costs	19,694	17,032	26,263	46,446	54,146	65,776	23,174	—	252,531	4,765	—	257,296
General and Administrative	—	—	—	—	—	—	—	—	—	—	16,359	16,359
Depreciation and Amortization	378	380	796	1,800	2,425	3,385	874	—	10,038	190	836	11,064
Preopening expense	—	—	—	—	—	46	4,298	133	4,477	622	—	5,099
Interest and other (income) expense, net	—	112	—	—	—	—	—	—	112	—	(1,012)	(900)

Income (loss) before minority interest and income taxes(3)	5,415	4,491	6,006	11,367	11,121	9,501	(2,062)	(133)	45,706	335	$(16,183)	$29,858

Rent expense(4)	1,486	1,285	1,591	2,441	2,489	3,337	947		13,576	357
Interest and other expense, Net	—	112	—	—	—	—	—	—	112	—
Preopening Adjustment(5)	—	—	—	—	—	—	(25)	133	108	155

Restaurant income (loss), as adjusted	$6,901	$5,888	$7,597	$13,808	$13,610	$12,838	$(1,140)	$—	$59,502	$847

Average restaurant assets employed(6)	$1,424	$2,696	$5,639	$16,755	$23,466	$36,948	$10,773		$97,701	$1,261
Present value of remaining lease obligations(7)	3,200	3,977	6,962	12,787	13,763	19,794	6,695		67,178	817

Total restaurant invested capital	$4,624	$6,673	$12,601	$29,542	$37,229	$56,742	$17,468		$164,879	$2,078

Restaurant-level return on invested capital	149.2%	88.2%	60.3%	46.7%	36.6%	22.6%	(6.5)%		36.1%	40.8%

	Units Opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(Dollars in thousands, except average weekly sales)
Fiscal 2000
Units(1)	4	3	6	10	13	16		52	1		53
Sales weeks	208	156	312	520	676	380		2,252	23		2,275
Average weekly sales	$125,427	$136,843	$102,782	$109,716	$93,878	$88,253		$103,710	$58,723		$103,255
Change in comparable store sales(2)	9.3%	10.9%	11.0%	14.2%	10.7%			11.7%
Restaurant-level operating margin	23.5%	24.3%	21.3%	21.8%	18.0%	9.5%		19.4%	16.3%		19.3%
Revenues	$26,089	$21,348	$32,068	$57,052	$63,462	$33,535	$—	$233,554	$1,351	$—	$234,905
Total restaurant operating costs	19,960	16,169	25,240	44,624	52,009	30,336	—	188,338	1,131	—	189,469
General and Administrative	—	—	—	—	—	—	—	—	—	12,290	12,290
Depreciation and Amortization	359	360	762	1,865	2,514	1,293	—	7,153	50	671	7,874
Preopening expense	—	—	—	—	(5)	5,043	25	5,063	137	—	5,200
Interest and other (income) expense, net	4	115	—	—	—	—	—	119	—	(80)	39

Income (loss) before minority interest and income taxes(3)	5,766	4,704	6,066	10,563	8,944	(3,137)	(25)	32,881	33	$(12,881)	$20,033

Rent expense(4)	1,514	1,235	1,597	2,246	2,349	1,378	—	10,319	82
Preopening adjustment(5)	—	—	—	—	—	(551)	25	(526)	—

Restaurant income (loss), as adjusted	$7,284	$6,054	$7,663	$12,809	$11,293	$(2,310)	$—	$42,793	$115

Average restaurant assets employed(6)	$1,497	$3,013	$6,278	$18,321	$25,797	$9,805		$64,711	$240
Present value of remaining lease obligations(7)	3,715	4,072	7,315	13,150	14,193	5,146		47,591	152

Total restaurant invested capital	$5,212	$7,085	$13,593	$31,471	$39,990	$14,951		$112,302	$392

Restaurant-level return on invested capital	139.8%	85.4%	56.4%	40.7%	28.2%	(15.5)		38.1%	29.3%

	Units Opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(Dollars in thousands, except average weekly sales)
Fiscal 1999
Units(1)	4	3	6	10	13			36			36
Sales weeks	212	159	318	530	330			1,549			1,549
Average weekly sales	$115,119	$123,509	$92,685	$96,119	$87,378			$98,964			$98,964
Change in comparable store sales(2)	9.5%	11.5%	15.2%	13.4%				12.0%			12.0%
Restaurant-level operating margin	23.8%	23.4%	20.8%	19.6%	11.5%			19.5%			19.5%
Revenues	$24,405	$19,638	$29,474	$50,943	$28,835	$—	$—	$153,295	$—	$—	$153,295
Total restaurant operating costs	18,605	15,044	23,344	40,972	25,512	—	—	123,477	—	—	123,477
General and Administrative	—	—	—	—	—	—	—	—	—	9,648	9,648
Depreciation and Amortization	347	369	827	1,852	1,020	—	—	4,415	—	560	4,975
Preopening expense	—	—	—	(33)	3,826	551	—	4,344	—	—	4,344
Interest and other (income) expense, net	7	163	—	—	—	—	—	170	—	(602)	(432)

Income (loss) before minority interest and income taxes(3)	5,446	4,062	5,303	8,152	(1,523)	(551)	—	20,889	—	$(9,606)	$11,283

Rent expense(4)	1,404	1,044	1,463	1,986	1,013	—	—	6,910	—
Interest and other expense, net	7	163	—	—	—	—	—	170	—
Preopening adjustment(5)	—	—	—	—	(405)	551	—	146	—

Restaurant income (loss), as adjusted	$6,857	$5,269	$6,766	$10,138	$(915)	$—	$—	$28,115	$—

Average restaurant assets employed(6)	$1,507	$3,342	$6,981	$19,729	$12,797			$44,356
Present value of remaining lease obligations(7)	4,171	4,156	7,621	13,440	6,600			35,988

Total restaurant invested capital	$5,678	$7,498	$14,602	$33,169	$19,397			$80,344

Restaurant-level return on invested capital	120.8%	70.3%	46.3%	30.6%	(4.7)%			35.0%

	Units Opened in							Total Restaurant

	Pre 1996	1996	1997	1998	1999	2000	2001	Bistro	Pei Wei	Corporate	Total

	(Dollars in thousands, except average weekly sales)
Fiscal 1998
Units(1)	4	3	6	10				23			23
Sales weeks	208	156	312	149				825			825
Average weekly sales	$104,637	$110,374	$80,171	$94,207				$94,586			$94,586
Change in comparable store sales(2)	10.6%	17.7%	7.8%					12.8%			12.8%
Restaurant-level operating Margin	24.3%	22.6%	16.8%	10.6%				19.1%			19.1%
Revenues	$21,765	$17,218	$25,013	$14,037	$—	$—	$—	$78,033	$—	$—	$78,033
Total restaurant operating costs	16,479	13,324	20,823	12,552	—	—	—	63,178	—	—	63,178
General and administrative	—	—	—	—	—	—	—	—	—	6,245	6,245
Depreciation and amortization	301	393	798	383	—	—	—	1,875	—	509	2,384
Preopening expense	—	—	82	3,696	405	—	—	4,183	—	—	4,183
Interest and other expense, net	12	207	—	—	—	—	—	219	—	958	1,177

Income (loss) before minority interest and income taxes(3)	4,973	3,294	3,310	(2,594)	(405)	—	—	8,578	—	$(7,712)	$866

Rent expense(4)	1,241	872	1,297	604	—	—	—	4,014	—
Interest and other expense, net	12	207	—	—	—	—	—	219	—
Preopening adjustment(5)	—	—	82	(191)	405	—	—	296	—

Restaurant income (loss), as adjusted	$6,226	$4,373	$4,689	$(2,181)	$—	$—	$—	$13,107	$—

Average restaurant assets employed(6)	$1,648	$3,681	$7,598	$5,642				$18,569
Present value of remaining lease obligations(7)	4,568	4,232	7,876	3,623				20,299

Total restaurant invested capital	$6,216	$7,913	$15,474	$9,265				$38,868

Restaurant-level return on invested capital	100.2%	55.3%	30.3%	(23.5)%				33.7%

(1)	Units include all restaurants opened in the period indicated.

(2)	A unit becomes comparable in its eighteenth month of operation.

(3)	For purposes of this calculation, restaurant income (loss) before minority interest and income taxes represents restaurant revenues less all restaurant-specific operating costs, depreciation and amortization, preopening expenses and interest (income) expense, net. Preopening costs are aggregated in the month in which a restaurant opens. General and administrative expense, interest expense on general corporate debt, depreciation on general corporate assets and amortization of goodwill are excluded from the calculation.

(4)	Rent expense consists of minimum contractual rents plus contingent percentage rents.

(5)	Preopening adjustment represents preopening costs incurred in a fiscal year other than the fiscal year in which a restaurant opened. As noted in footnote (3) above, for purposes of this calculation, preopening costs are aggregated and expensed in the month in which a restaurant opens rather than in the fiscal year in which the costs were incurred and expensed for financial statement purposes.

(6)	Average restaurant assets employed represents the 12 month average of all restaurant-specific long-term assets, net of any accumulated depreciation and amortization, determined on a prorated basis for restaurants opened within the period.

(7)	Present value of remaining lease obligations represents the 12 month average discounted present value of restaurant lease payments to the date of lease expiration, using a 10 percent discount rate, determined on a prorated basis for restaurants opened within the period.

Access to Information

      Our Internet address is www.pfchangs.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Risk Factors

      Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 79 full service, or Bistro, restaurants and 16 limited service, or Pei Wei, restaurants as of December 29, 2002, 25 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

      If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 95 restaurants as of December 29, 2002. We expect to open 17 Bistros and 14 Pei Wei restaurants in 2003. Our ability to expand successfully will depend on a number of factors, including:

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

      Our country currently is in a recession and we believe that these weak general economic conditions will continue through 2003. As the economy struggles we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to the terrorist attacks on the United States, possible future terrorist attacks and the growing threat of war may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses as well as labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Chinese restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

      Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concept in order to compete with popular new restaurant formats or concepts that develop from time to time. We cannot assure you that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

      Increases in the minimum wage may have a material adverse effect on our business and financial results.

      A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage will be increased in the near future. These minimum wage increases may have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

      Our inability to retain key personnel could negatively impact our business.

      Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers (market and area partners), general managers (operating partners) and executive chefs (chef partners), to keep pace with an aggressive expansion schedule. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

Changes in food costs could negatively impact our revenues and results of operations.

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distribution Market Advantage as the primary distributor of our product. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising insurance costs could negatively impact profitability.

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) have risen significantly in the past year and are expected to continue to increase in 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies.

Failure to comply with governmental regulations could harm our business and our reputation.

      We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	environmental;

•	building construction;

•	zoning requirements;

•	the preparation and sale of food and alcoholic beverages; and

•	employment.

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

      We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

      Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

      A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results.

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

Item 2.     Properties

      The following table depicts existing Bistros as of the date of this 10-K.

		Average
State	Number of Locations	Square Footage

Alabama	1	6,650
Arizona	6	6,500
California	16	6,500
Colorado	3	7,000
Florida	7	6,700
Georgia	3	5,950
Illinois	3	7,800
Indiana	2	7,050
Louisiana	1	5,850
Massachusetts	1	5,750
Maryland	2	6,750
Michigan	2	6,800
Minnesota	1	7,200
Missouri	2	7,050
North Carolina	2	6,750
Nebraska	1	7,100
New Jersey	1	7,300
New Mexico	1	7,100
Nevada	3	9,250
New York	2	6,900
Ohio	3	6,600
Oklahoma	1	7,100
Pennsylvania	1	7,150
Tennessee	4	6,750
Texas	6	6,700
Utah	2	5,300
Virginia	2	6,400
Washington	1	5,700
Wisconsin	1	6,450

      The following table depicts existing Pei Wei locations as of the date of this 10-K.

		Average
State	Number of Locations	Square Footage

Arizona	10	3,000
California	2	3,400
Colorado	1	3,250
Texas	6	3,000

      In 2003, P.F. Chang’s intends to open 17 Bistros (the majority of which will be in new markets) and 14 Pei Weis (most in existing markets with a portion in new markets including Houston, Denver and Las Vegas). As of date of this 10-K, two of the 17 planned new Bistros and three of the 14 planned new Pei Weis were open.

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

      We intend to initially develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistro’s established brand identity. The restaurants will be approximately 3,000 to 3,200 square feet in size and will require, on average, a total capitalized investment of approximately $1.3 million per restaurant. This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to approximate $750,000 per restaurant. Preopening expenses for our Pei Wei restaurants are expected to total approximately $110,000 per restaurant. We currently lease the sites for all of our restaurants and do not intend to purchase real estate for our sites in the future.

      Current restaurant leases have expiration dates ranging from 2004 to 2023, with the majority of the leases providing for five-year options to renew for at least one additional term. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

      P.F. Chang’s executive offices are currently located in approximately 17,000 square feet of leased space in Scottsdale, Arizona.

Item 3.     Legal Proceedings

      P.F. Chang’s was not involved in any material legal proceedings as of December 29, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      P.F. Chang’s common stock is traded on the Nasdaq Stock Market under the symbol “PFCB”.

      The following table sets forth the high and low price per share of our common stock on the Nasdaq Stock Market for each quarterly period for our two most recent fiscal years.

Quarter Ended	High	Low

April 1, 2001	20.00	15.03
July 1, 2001	20.47	16.13
September 30, 2001	22.46	16.46
December 30, 2001	24.75	17.95
March 30, 2002	33.62	23.65
June 30, 2002	39.98	30.54
September 29, 2002	33.43	26.76
December 29, 2002	36.89	28.08

      On April 3, 2002, P.F. Chang’s declared a stock split effected in the form of a stock dividend by issuing one share of common stock for each outstanding share of common stock, payable on May 1, 2002 to stockholders of record on April 17, 2002. Stock prices in the preceding table and share numbers included or incorporated in this report reflect the Stock Dividend.

      P.F. Chang’s intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

      On February 12, 2003, there were 72 holders of record of P.F. Chang’s common stock.

Item 6.     Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statements of Income Data:
Revenues	$78,033	$153,295	$234,905	$318,776	$422,091
Costs and expenses:
Restaurant operating costs:
Cost of sales	21,709	42,136	64,720	86,368	112,571
Labor	22,721	45,569	69,685	97,094	133,536
Operating	13,319	25,907	40,312	53,932	70,775
Occupancy	5,429	9,865	14,752	19,902	25,457

Total restaurant operating costs	63,178	123,477	189,469	257,296	342,339
General and administrative	6,245	9,648	12,290	16,359	20,590
Depreciation and amortization	2,384	4,975	7,874	11,064	14,371
Preopening expense	4,183	4,344	5,200	5,099	6,334

Income from operations	2,043	10,851	20,072	28,958	38,457
Interest income (expense) and other income, net	(1,177)	432	(39)	900	41

Income before minority interest and provision for income taxes	866	11,283	20,033	29,858	38,498
Minority interest	(669)	(2,469)	(4,317)	(5,550)	(6,435)

Income before provision for income taxes	197	8,814	15,716	24,308	32,063
Provision for income taxes	(48)	(2,778)	(5,987)	(8,689)	(11,171)

Net income	149	6,036	9,729	15,619	20,892
Convertible redeemable preferred stock accretion	(888)	—	—	—	—

Net income (loss) available to common stockholders	$(739)	$6,036	$9,729	$15,619	$20,892

Basic net income (loss) per share	$(0.12)	$0.30	$0.47	$0.66	$0.85

Diluted net income (loss) per share	$(0.12)	$0.27	$0.43	$0.61	$0.81

Shares used in calculation of basic net income (loss) per share	5,972	20,434	20,752	23,728	24,688

Shares used in calculation of diluted net income (loss) per share	5,972	22,310	22,708	25,470	25,924

	As of	As of	As of	As of	As of
	December 27,	January 2,	December 31,	December 30,	December 29,
	1998	2000	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$18,857	$5,333	$6,390	$20,799	$39,089
Total assets	69,187	81,707	115,926	173,030	218,450
Short- and long-term debt	2,352	1,829	16,692	2,092	3,074
Common stockholders’ equity	58,229	64,790	77,342	136,835	175,225

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	December 27,	January 2,	December 31,	December 30,	December 29,
	1998	2000	2000	2001	2002

Consolidated Financial Ratios:
Return on Total Average Assets	0.31%	8.00%	9.85%	10.81%	10.67%
Return on Average Stockholders’ Equity	0.55%	9.81%	13.69%	14.59%	13.39%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      As of December 29, 2002, we owned and operated 79 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team, led by Richard Federico and Robert Vivian, P.F. Chang’s Chief Executive Officer and President, respectively, to support P.F. Chang’s founder, Paul Fleming. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 16 limited service restaurants as of December 29, 2002. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a new concept that will cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001, and eleven units in 2002. These restaurants are located in Arizona, Dallas, Texas and Southern California.

      We intend to open 17 new Bistros in 2003. The majority of full service units that we intend to develop in 2003 will be located in new markets across the United States. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2003. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 14 Pei Wei restaurants in 2003. We will continue our development in the Phoenix, Dallas and Southern California markets and plan to enter additional markets in Houston, Texas; Las Vegas, Nevada; and Denver, Colorado. Our Pei Wei sites are generally around 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The operating results of P.F. Chang’s for the fiscal years ended December 30, 2001 (fiscal year 2001) and December 29, 2002 (fiscal year 2002), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2001			Fiscal Year 2002

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.1	27.1	27.7	26.7	26.6	28.4
Labor	30.5	30.4	31.9	31.6	31.3	37.1
Operating	16.9	17.0	13.9	16.8	16.8	16.1
Occupancy	6.2	6.2	7.4	6.0	6.0	7.5

Total restaurant operating costs	80.7	80.7	80.6	81.1	80.7	89.0
General and administrative	5.1	4.9	18.7	4.9	4.5	12.3
Depreciation and amortization	3.5	3.5	3.7	3.4	3.4	4.2
Preopening expense	1.6	1.4	10.5	1.5	1.3	6.0

Income (loss) from operations	9.1	9.5	(13.5)	9.1	10.2	(11.6)
Interest and other income (expense), net	0.3	0.3	0.0	0.0	0.0	(0.1)
Minority interest	(1.7)	(1.8)	(0.7)	(1.5)	(1.6)	(0.1)

Income (loss) before provision for income taxes	7.6	8.0%	(14.2)%	7.6	8.7%	(11.8)%

Provision for income taxes	(2.7)			(2.6)

Net income	4.9%			4.9%

      Certain percentage amounts do not sum to total due to rounding.

      P.F. Chang’s operates on a 52/53 week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2001 and 2002 all were comprised of 52 weeks.

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $103.3 million, or 32.4%, to $422.1 million in the year ended December 29, 2002 from $318.8 million in the year ended December 30, 2001. Each segment contributed to the increase as follows:

      Bistro:     Revenues increased by $87.3 million at our Bistro restaurants. This increase was attributable to revenues of $28.1 million generated by new restaurants opened in 2002, a $44.0 million increase in revenues in 2002 for restaurants that opened in 2001 and a $15.2 million increase in revenues for restaurants opened prior to 2001. Increased customer visits as well as a modest price increase in the last half of the second quarter of 2001 produced comparable restaurant sales gains of 5.3% in 2002. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

      Pei Wei:     Revenues increased by $16.0 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $9.8 million generated by our eleven new restaurants opened in 2002 and a $6.5 million increase in revenues in 2002 for the four restaurants that opened in 2001.

     Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $26.2 million, or 30.3%, to $112.6 million in the year ended December 29, 2002 from $86.4 million in the year ended December 30, 2001. Cost of sales decreased as a percentage of revenues to 26.7% in the year ended December 29, 2002 from 27.1% in the year ended December 30, 2001. Each segment contributed to the decrease as a percentage of revenues as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 26.6% in the year ended December 29, 2002 from 27.1% in the year ended December 30, 2001. This decrease was primarily the result of lower commodity prices in seafood, offset by a slight increase in poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 28.4% in the year ended December 29, 2002 from 27.7% in the year ended December 30, 2001. This increase was primarily the result of inefficiencies related to new store openings, which in 2002 were concentrated toward the end of the year more so than 2001.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $36.4 million, or 37.5%, to $133.5 million in the year ended December 29, 2002 from $97.1 million in the year ended December 30, 2001. Labor expenses as a percentage of revenues increased to 31.6% in the year ended December 29, 2002 from 30.5% in the year ended December 30, 2001. Each segment contributed to the increase as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 31.3% in the year ended December 29, 2002 from 30.4% in the year ended December 30, 2001. This increase was primarily due to higher workers compensation and health insurance costs as well as an increase in California’s hourly minimum wage from $6.25 to $6.75 effective January 1, 2002. We continue to experience pressure on labor costs across the system due to continued increases in workers compensation and health insurance costs as well as increases in certain state minimum wages, such as in California. We expect that higher workers compensation and health insurance costs will continue to exert upward pressure on our labor costs on a year-over-year basis in 2003.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei increased to 37.1% in the year ended December 29, 2002 from 31.9% in the year ended December 30, 2001. This increase was primarily due to typical labor inefficiencies at our newest restaurants, most of which opened in the last half of the year. Higher workers compensation costs also contributed slightly to the overall increase in labor. We expect that new store openings will continue to exert pressure on our overall labor costs at Pei Wei until such time that the revenue base is sufficient to offset new unit inefficiencies. We also expect that higher workers compensation and health insurance costs will continue to exert upward pressure on our labor costs on a year-over-year basis in 2003.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $16.9 million, or 31.4%, to $70.8 million in the year ended December 29, 2002 from $53.9 million in the year ended December 30, 2001. Operating expenses decreased as a percentage of revenues to 16.8% in the year ended December 29, 2002 from 16.9% in the year ended December 30, 2001. Each segment contributed to decrease as a percentage of revenues as follows:

Bistro: Operating expenses as a percentage of revenues decreased at our Bistro restaurants to 16.8% in the year ended December 29, 2002 from 17.0% in the year ended December 30, 2001. This decrease was primarily attributable to the sales leverage achieved on the portion of these operating costs that are fixed in nature.

Pei Wei: Operating expenses as a percentage of revenues increased significantly at our Pei Wei restaurants to 16.1% for the year ended December 29, 2002 from 13.6% in the year ended December 30,

2001. This increase was primarily attributable to inefficiencies associated with new stores in their first few months of operations.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $5.6 million, or 28.1%, to $25.5 million in the year ended December 29, 2002 from $19.9 million in the year ended December 30, 2001. Occupancy costs decreased as a percentage of revenues to 6.0% in the year ended December 29, 2002 from 6.2% in the year ended December 30, 2001. Each segment contributed to the decrease as a percentage of revenues as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 6.0% for the year ended December 29, 2002 from 6.2% for the year ended December 30, 2001. This decrease in occupancy was primarily the result of the sales leverage achieved on occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants, both of which were partially offset by higher property and general liability insurance costs.

Pei Wei: Occupancy costs at Pei Wei increased slightly as a percentage of revenues to 7.5% for the year ended December 29, 2002 from 7.4% for the year ended December 30, 2001. This increase was primarily the result of higher property and general liability insurance costs.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $20.6 million in the year ended December 29, 2002 from $16.4 million in the year ended December 30, 2001. Consolidated general and administrative expenses decreased as a percentage of revenues to 4.9% in the year ended December 29, 2002 from 5.1% in the year ended December 30, 2001. Each segment contributed to the increase in dollars as follows:

Bistro: General and administrative expenses at the Bistro increased by $2.6 million to $17.9 million in the year ended December 29, 2002 from $15.3 million in the year ended December 30, 2001. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.8 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $510,000 in accounting, legal and occupancy costs. General and administrative expenses decreased as a percentage of revenues from 4.9% to 4.5% as a result of our ability to continue to leverage our infrastructure costs over our growing revenue base.

Pei Wei: General and administrative expenses at Pei Wei increased by $1.6 million to $2.7 million in the year ended December 29, 2002 from $1.1 million in the year ended December 30, 2001. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.0 million of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced significant increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, consulting, legal and occupancy costs. General and administrative expenses decreased as a percentage of revenues from 18.7% to 12.3% as a result of our increasing revenue base associated with our new store openings.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests from partners in our restaurants. Consolidated depreciation and amortization increased by $3.3 million, or 29.7%, to $14.4 million in the year ended December 29, 2002 from $11.1 million in the year ended December 30, 2001. Depreciation and amortization decreased as a percentage of revenues to 3.4% in the year ended December 29, 2002 from 3.5% in the year ended December 30, 2001. Each segment contributed to the increase in dollars as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $2.5 million to $13.4 million for the year ended December 29, 2002 from $10.9 million for the year ended December 30,

2001. This increase was primarily due to depreciation and amortization on restaurants opened in 2002 totaling $940,000 as well as a full year’s depreciation and amortization on restaurants opened in 2001, offset by a decrease of $440,000 in amortization related to goodwill which we ceased amortizing on December 31, 2001 in accordance with SFAS No. 142.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $710,000 to $928,000 for the year ended December 29, 2002 from $218,000 for the year ended December 30, 2001. This increase was primarily due to depreciation and amortization on restaurants opened in 2002 totaling $370,000 as well as a full year’s depreciation and amortization on restaurants opened in 2001.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the year ended December 29, 2002 increased to $6.3 million from $5.1 million in the year ended December 30, 2001. Preopening expenses decreased as a percentage of revenues to 1.5% in the year ended December 29, 2002 from 1.6% in the year ended December 30, 2001. Each segment contributed to the increase in dollars as follows:

Bistro: Preopening expenses increased by $500,000 to $5.0 million as of the year ended December 29, 2002 from $4.5 million as of the year ended December 30, 2001. This increase was primarily due to the opening of 14 Bistros in 2002 as compared to 13 Bistros in 2001 as well as the current year effect of opening two Bistros in January 2003 compared to only one in January 2002.

Pei Wei: Preopening expenses increased by $700,000 to $1.3 million as of the year ended December 29, 2002 from $600,000 as of the year ended December 30, 2001. This increase was primarily due to our opening 11 Pei Weis in 2002 as compared to four Pei Weis in 2001.

Interest and Other Income, Net

      Consolidated net interest and other income was $41,000 in the year ended December 29, 2002 as compared to $900,000 in the year ended December 30, 2001. The decrease was primarily a result of lower interest income earned on our cash reserves given current interest rates.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the year ended December 29, 2002 increased to $6.4 million from $5.5 million for the year ended December 30, 2001. As a percentage of revenues, minority interest decreased to 1.5% of revenues for the year ended December 29, 2002 from 1.7% of revenues for the year ended December 30, 2001. The majority of this decrease as a percentage of revenues resulted from the purchase of minority partnership interests at the Bistro in 2002.

Provision for Income Taxes

      Our effective tax rate for 2002 was 34.8%. For 2001, the effective tax rate was 35.8%. The income tax provision for 2001 and 2002 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

      The operating results of P.F. Chang’s for the fiscal years ended December 31, 2000 (fiscal year 2000), and December 30, 2001 (fiscal year 2001), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2000	Fiscal Year 2001
	Consolidated	Consolidated

Statements of Income Data:
Revenues	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.6	27.1
Labor	29.7	30.5
Operating	17.2	16.9
Occupancy	6.3	6.2

Total restaurant operating costs	80.8	80.7
General and administrative	5.2	5.1
Depreciation and amortization	3.4	3.5
Preopening expense	2.2	1.6

Income from operations	8.4	9.1
Interest and other income (expense), net	0.0	0.3
Minority interest	(1.8)	(1.7)

Income before provision for income taxes	6.6	7.6
Provision for income taxes	(2.5)	(2.7)

Net income	4.1%	4.9%

      Certain percentage amounts do not sum to total due to rounding.

      Consolidated amounts are listed for the fiscal years 2000 and 2001 comparison because our Pei Wei concept was not a material component of our consolidated results until fiscal year 2002.

      P.F. Chang’s operates on a 52/53 week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2000, and 2001 all were comprised of 52 weeks.

Revenues

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

      General and Administrative. General and administrative expenses increased to $16.4 million, or 5.1% of revenues, in the year ended December 30, 2001 from $12.3 million, or 5.2% of revenues, in the year ended December 31, 2000, due primarily to the addition of corporate management personnel, which resulted in approximately $2.3 million of additional compensation and benefits expense, as well as additional costs to support a larger restaurant base, including an additional $440,000 in legal, occupancy and insurance costs. The decrease as a percentage of revenues was due primarily to our expanding revenue base and our ability to leverage the duties and responsibilities of our regional manager partners. Also, of the total increase, approximately $900,000 related to additional infrastructure for the Pei Wei concept.

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

     Interest and Other Income (Expense), Net

      Net interest and other income (expense) was $900,000 in the year ended December 30, 2001 as compared to $(39,000) in the year ended December 31, 2000. The increase was due to the interest earned on cash proceeds from the private equity placement that occurred in January of 2001. In addition, part of this cash was used to pay off the borrowings under our credit facility, thereby decreasing our interest expense.

     Minority Interests

      Minority interests represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s has provided a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of its general managers, and certain of our executive chefs. Minority interests for the year ended December 30, 2001 increased to $5.5 million from $4.3 million for the year ended December 31, 2000, due primarily to the addition of new restaurants and an increase in the operating profit of many of our existing restaurants.

     Provision for Income Taxes

      Our effective tax rate for 2001 was 35.8%. For 2000, the effective tax rate was 38.1%. The income tax provision for 2000 and 2001 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Quarterly Results

      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended December 29, 2002, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

      Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      The operating results of P.F. Chang’s for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 2001				Fiscal 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$72,420	$76,457	$80,555	$89,344	$97,500	$101,650	$107,052	$115,889
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.7%	27.2%	27.0%	26.5%	27.1%	26.3%	26.7%	26.6%
Labor	30.0	30.6	30.4	30.8	31.5	31.6	31.9	31.5
Operating	16.9	17.0	17.2	16.6	16.4	16.7	17.0	16.8
Occupancy	6.2	6.3	6.4	6.1	6.3	6.1	6.0	5.8

Total restaurant operating costs	80.8	81.1	81.0	80.0	81.3	80.7	81.6	80.7
General and administrative	5.1	5.3	5.1	5.0	5.1	5.4	5.0	4.2
Depreciation and amortization	3.5	3.5	3.5	3.5	3.4	3.4	3.4	3.3
Preopening expense	0.9	1.8	2.1	1.6	0.6	1.5	2.2	1.6

Income from operations	9.7	8.3	8.3	9.9	9.6	9.0	7.8	10.1
Interest income (expense), net	0.5	0.4	0.2	0.0	0.0	0.0	0.0	0.0

Income before minority interest and provision for income taxes	10.2	8.7	8.5	9.9	9.6	9.0	7.8	10.1
Minority interest	(1.8)	(1.7)	(1.7)	(1.7)	(1.5)	(1.6)	(1.4)	(1.6)

Income before provision for income taxes	8.4	7.0	6.8	8.2	8.1	7.4	6.3	8.5
Provision for income taxes	(3.1)	(2.5)	(2.4)	(2.9)	(2.8)	(2.6)	(2.2)	(3.0)

Net income	5.3%	4.5%	4.4%	5.3%	5.3%	4.8%	4.1%	5.6%

      Certain percentage amounts do not sum to total due to rounding.

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

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $26.1 million, $43.7 million and $55.3 million for fiscal years 2000, 2001 and 2002, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 2000, 2001 and 2002 was $37.4 million, $51.8 million, and $35.4 million, respectively. Investment activities consisted of capital expenditures of $37.4 million, $35.9 million and $43.5 million in fiscal years 2000, 2001 and 2002, respectively, as well as investments in short-term instruments of $13.3 million and in long-term instruments of $1.7 million in fiscal 2001 and sales of short-term instruments of $9.5 million in fiscal 2002. We intend to open 17 new Bistro restaurants and 14 new Pei Wei restaurants in fiscal year 2003. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per restaurant. Total cash investment per each Pei Wei restaurant is expected to average $750,000 with preopening expenses estimated at $110,000 per location.

      Net cash provided by (used in) financing activities in fiscal years 2000, 2001 and 2002 was $12.4 million, $22.6 million and $(1.6) million, respectively. Financing activities in fiscal year 2000 consisted primarily of borrowings under our credit facility offset by distributions to our partners. Financing activities in fiscal year 2001 consisted principally of the proceeds from our private equity placement, offset by the subsequent repayment of the borrowings under our credit facility and distributions to our partners. Financing activities in fiscal year 2002 consisted primarily of repayments on long term debt, distributions to our partners and the proceeds from the exercise of stock options.

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of December 29, 2002.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2003. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.

      As of December 29, 2002, there were 120 partners within the P.F. Chang’s China Bistro, Inc. system. During 2002, we purchased the interests of six of our minority partners for a total of approximately $4.5 million, of which the majority was recorded as intangibles. Approximately $1.5 million of the total purchase price was paid in cash while the remaining balance has been recorded as debt on the balance sheet at December 29, 2002. These transactions were accretive to the Company’s financial results for the year ended

December 29, 2002 and resulted in an additional $0.02 of earnings per share given that increased amortization expense was less than the portion of earnings that would have been charged to minority interest. In 2003, we will have the opportunity to purchase 11 additional partnership interests. If all of these interests are fully purchased in their entirety, the total purchase price will approximate $7 to $9 million based upon the estimated fair value of the respective interests at December 29, 2002. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from December 29, 2002 through the date of purchase. If all of these interests are purchased by the Company in 2003, the estimated financial impact would be an additional $0.02 of earnings per share.

Critical Accounting Policies

      Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Partnership Structure

      P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a cash capital contribution at fair value in exchange for a specified interest in the restaurant or region the partner is also separately employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. Periodically we hire third-party appraisers to verify that our methodology for estimating fair value is appropriate. The use of fair value in these transactions is critical to the accounting treatment of these transactions as fair value equity purchases and sales.

Impairment of Long-Lived Assets

      We review property and equipment (which includes leasehold improvements) and intangibles with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. The analysis is performed at the restaurant, or partnership level for indicators of permanent impairment. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Impairment of Goodwill

      At least annually, we assess the recoverability of goodwill that is related to our purchase of interests in various restaurants at the formation of P.F. Chang’s. We test impairment at the concept level for this goodwill and use historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Self Insurance

      We are self-insured for a significant portion of our current and prior years’ exposures related to our workers compensation, general liability, medical and dental programs. In estimating our self insurance reserves, we utilize estimates of expected losses, based on statistical analyses of historical industry data as well as our own estimates based on P.F. Chang’s actual historical trends. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient, and additional expense may be recorded or actual experience could be more favorable then estimated resulting in expense reductions.

New Accounting Standards

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. P.F. Chang’s does not expect the adoption of this statement to have an impact on its results of operations or financial position.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

      Management believes that the market risk associated with P.F. Chang’s market risk sensitive instruments as of December 29, 2002 is not material, and therefore, disclosure is not required.

Item 8.     Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.

      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of December 30, 2001 and December 29, 2002, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at December 30, 2001 and December 29, 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Phoenix, Arizona

January 31, 2003

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 29,
	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,799	$39,089
Short-term investments	13,300	3,800
Inventories	2,066	2,319
Prepaids and other current assets	3,451	6,176

Total current assets	39,616	51,384
Construction-in-progress	6,137	13,557
Property and equipment, net	114,020	137,055
Goodwill	6,819	6,819
Intangibles, net of accumulated amortization of $64,000 and $476,000 at December 30, 2001 and December 29, 2002, respectively	1,773	5,773
Other assets	4,665	3,862

Total assets	$173,030	$218,450

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,764	$7,051
Construction payable	2,656	3,600
Accrued expenses	16,282	15,497
Unearned revenue	4,150	6,894
Current portion of long-term debt, including $264,000 and $1,021,000 due to related parties at December 30, 2001 and December 29, 2002, respectively	448	1,633

Total current liabilities	29,300	34,675
Long-term debt, including $458,000 and $828,000 due to related parties at December 30, 2001 and December 29, 2002, respectively	1,644	1,441
Deferred income tax liability	3,360	4,261
Minority interests	1,891	2,848
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares Authorized: 23,895,566 shares issued and outstanding at December 30, 2001 and 25,001,775 at December 29, 2002	24	25
Additional paid-in capital	110,617	128,114
Retained earnings	26,194	47,086

Total common stockholders’ equity	136,835	175,225

Total liabilities and common stockholders’ equity	$173,030	$218,450

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands, except per share amounts)
Revenues	$234,905	$318,776	$422,091
Costs and expenses:
Restaurant operating costs:
Cost of sales	64,720	86,368	112,571
Labor	69,685	97,094	133,536
Operating	40,312	53,932	70,775
Occupancy	14,752	19,902	25,457

Total restaurant operating costs	189,469	257,296	342,339
General and administrative	12,290	16,359	20,590
Depreciation and amortization	7,874	11,064	14,371
Preopening expense	5,200	5,099	6,334

Income from operations	20,072	28,958	38,457
Interest and other income (expense):
Interest expense	(399)	(302)	(263)
Interest and other income	360	1,202	304

Income before minority interest and provision for income taxes	20,033	29,858	38,498
Minority interest	(4,317)	(5,550)	(6,435)

Income before provision for income taxes	15,716	24,308	32,063
Provision for income taxes	(5,987)	(8,689)	(11,171)

Net income	$9,729	$15,619	$20,892

Net income per share:
Basic	$0.47	$0.66	$0.85

Diluted	$0.43	$0.61	$0.81

Weighted average shares used in computation:
Basic	20,752	23,728	24,688

Diluted	22,708	25,470	25,924

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stockholders’ Equity

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(In thousands)
Balances, January 2, 2000	20,510	$20	$63,924	$846	$64,790
Issuance of common stock under stock option plans	354	—	1,203	—	1,203
Issuance of common stock under employee stock purchase plan	42	—	411	—	411
Tax benefit from disqualifying stock option dispositions	—	—	1,209	—	1,209
Net income	—	—	—	9,729	9,729

Balances, December 31, 2000	20,906	20	66,747	10,575	77,342
Issuance of common stock, net of issuance costs of $66,000	2,500	4	40,764	—	40,768
Issuance of common stock under stock option plans	342	—	1,333	—	1,333
Issuance of common stock under employee stock purchase plan	38	—	537	—	537
Issuance of common stock through exercise of outstanding warrant	110	—	—	—	—
Tax benefit from disqualifying stock option dispositions	—	—	1,236	—	1,236
Net income	—	—	—	15,619	15,619

Balances, December 30, 2001	23,896	24	110,617	26,194	136,835
Issuance of common stock under stock option plans	1,066	1	4,885	—	4,886
Issuance of common stock under employee stock purchase plan	40	—	825	—	825
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	111	—	111
Tax benefit from disqualifying stock option dispositions	—	—	11,676	—	11,676
Net income	—	—	—	20,892	20,892

Balances, December 29, 2002	25,002	$25	$128,114	$47,086	$175,225

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands)
Operating Activities:
Net income	$9,729	$15,619	$20,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,432	10,561	13,960
Amortization of intangibles	442	503	411
Deferred income taxes (benefit)	1,717	1,042	901
Tax benefit from disqualifying stock option dispositions credited to equity	1,209	1,236	11,676
Minority interest	4,317	5,550	6,435
Changes in operating assets and liabilities:
Inventories	(598)	(383)	(253)
Prepaids and other current assets	(1,039)	(491)	(2,725)
Other assets	(516)	(899)	803
Accounts payable	583	2,636	1,287
Accrued expenses	1,718	6,973	(785)
Unearned revenue	1,117	1,357	2,744

Net cash provided by operating activities	26,111	43,704	55,346
Investing Activities:
Capital expenditures	(37,381)	(35,921)	(43,471)
Sales (purchases) of investments	—	(15,000)	9,500
Purchases of minority interests	(63)	(924)	(1,457)

Net cash used in investing activities	(37,444)	(51,845)	(35,428)
Financing Activities:
Proceeds from revolving credit facility, net of repayments	15,000	(15,000)	—
Repayments of long-term debt	(281)	(250)	(1,901)
Proceeds from sale of common stock	—	40,768	—
Proceeds from sale of subsidiary common stock	—	—	111
Proceeds from stock options exercised and employee stock purchases	1,614	1,870	5,711
Proceeds from minority investors contributions	442	555	934
Distributions to minority members and partners	(4,385)	(5,393)	(6,483)

Net cash provided by (used in) financing activities	12,390	22,550	(1,628)

Net increase in cash and cash equivalents	1,057	14,409	18,290
Cash and cash equivalents at the beginning of the year	5,333	6,390	20,799

Cash and cash equivalents at the end of the year	$6,390	$20,799	$39,089

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$896	$358	$195
Cash paid for income taxes	6,960	4,223	2,019
Purchase of minority interests through issuance of long-term debt and conversion to members capital	346	778	2,955

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2002

1.     Summary of Significant Accounting Policies

     Organization and Nature of Operations

      P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro” and “Pei Wei Asian Diner.” The Company was formed in 1996 and became publicly traded in 1998.

     Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the end of December and included 52 weeks in 2000, 2001 and 2002.

     Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation

      The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and partnerships in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated. Minority interest is recorded as a reduction of the reported income or expense unless the amount would result in a reduction of expense for which the minority partner would not be responsible.

     Cash and Cash Equivalents

      The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at December 29, 2002 consist primarily of money market funds.

     Investments

      The Company accounts for investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale, and have been recorded at fair value which approximates cost. At December 29, 2002 and December 30, 2001, $3.8 million and $13.3 million respectively was recorded as Short-term investments, consisted of preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America. Under the terms of the investment arrangement, the Company participates in periodic auctions that are generally held every 49 days and that determine the dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. The Company may also sell the investment to certain accredited investors. Under the prospectus it is the intention of the issuer to maintain a rating for the DREAMS at a grade of Aa3 by Moody’s.

     Receivables

      Receivables, which we classified in “Prepaid and other current assets,” consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

Inventories

      Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased. During the years ended December 31, 2000 and December 30, 2001, the Company capitalized $533,000 and $77,000, respectively, of interest costs.

      The Company follows Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets are less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment at the restaurant level.

Goodwill

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS”) No. 141, Business Combinations, and No. 142 (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

      P.F. Chang’s adopted the standard effective January 1, 2002. The standard affects the treatment of goodwill acquired in the purchase of interests in various restaurants at the formation of the Company. In accordance with SFAS No. 142, P.F. Chang’s ceased amortization on $6.8 million of goodwill existing as of that date. Had the standard been in effect for the year ended December 30, 2001, net income would have increased by $280,000, resulting in no impact in basic net income per share and a one cent increase in diluted net income per share. P.F. Chang’s is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. Impairment tests are performed with respect to goodwill at the segment level of reporting. As of December 29, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

      Intangible assets consist of the excess of fair market value over cost as a result of the acquisition of certain minority partnership interests in the operating rights of certain of P.F. Chang’s partnerships and/or operating restaurants. Intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally fifteen years. Amortization expense of intangible assets totaled $64,000 and $411,000 for the years ended December 30, 2001 and December 29, 2002. Estimated amortization expense for each of the five succeeding fiscal years is as follows: 2003 – 2007, $420,000 for each year. Impairment tests are performed with respect to these intangible assets at the reporting level of the interests acquired, generally at the partnership or restaurant level.

Accrued Insurance

      The Company is self-insured for certain exposures, principally general liability and workers compensation (including customer claims) for the first $100,000 or $250,000 of individual claims, depending on the type of claim. The Company has paid amounts to its carrier that are in excess of the claims known to date and has provided additional accrued liabilities for its estimate of ultimate claims. In developing these estimates, the Company uses historical experience factors to estimate the ultimate claim exposure. Given the estimation nature of this area, and the number of known and yet to be determined claims, it is reasonably possible that future adjustments to these estimates will be required. Based upon the information known at December 29, 2002, management believes it has provided adequate reserves for its self-insured exposure.

Unearned Revenue

      Unearned revenue represents gift certificates sold for which revenue recognition criteria, generally redemption, has not been met.

Revenue Recognition

      Revenues from food, beverage and alcohol sales are recognized as products are sold.

Advertising

      The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 was approximately $2,442,000, $2,304,000 and $2,464,000 respectively.

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

      Minority interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB”) No. 25 and related Interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting

Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands, except
	per share amounts)
Net income, as reported	$9,729	$15,619	$20,892
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	1,056	1,479	2,232

Pro forma net income	$8,673	$14,140	$18,660

Net income per share:
Basic, as reported	$0.47	$0.66	$0.85

Basic, pro forma	$0.42	$0.60	$0.76

Diluted, as reported	$0.43	$0.61	$0.81

Diluted, pro forma	$0.38	$0.56	$0.72

Weighted average shares used in computation:
Basic	20,752	23,728	24,688

Diluted	22,708	25,470	25,924

      As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 6 for further discussion of the Company’s stock-based employee compensation.

Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. None of the Company’s shares were excluded from the net income per share computation due to their anti-dilutive effect for the year ended December 30, 2001. For the year ended December 29, 2002, there were 71,000 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is an additionally potentially dilutive effect of Pei Wei stock options unexercised should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

      For purposes of computing net income per share, the number of common shares has been restated to reflect a stock split effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding, paid on May 1, 2002 to stockholders of record as of April 17, 2002. All references to the number of shares, per share amounts and any other reference to the shares in the financial statements and the accompanying notes, unless otherwise noted, reflect the dividend on a retroactive basis. Previously awarded stock options and other stock programs have been adjusted to reflect the stock dividend.

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

Segment Reporting

      The Company accounts for its segments in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the Company’s methods of internal reporting and management structure, P.F. Chang’s has two reportable segments, that of the Bistro and that of Pei Wei.

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

Reclassifications

      Certain amounts shown in the prior periods’ consolidated financial statements have been reclassified to conform to the current year consolidated financial statements presentation.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS”) No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company’s adoption of SFAS No. 144 had no effect on the Company’s financial position or results of operation.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

      In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 29, 2002.

2.     Property and Equipment

      Property and equipment consists of the following:

	December 30,	December 29,
	2001	2002

	(In thousands)
Leasehold improvements	$105,166	$129,534
Furniture, fixtures and equipment	30,994	42,030
China and smallwares	3,454	4,406

	139,614	175,970
Less accumulated depreciation and amortization	25,594	38,915

	$114,020	$137,055

3.     Accrued Expenses

      Accrued expenses consists of the following:

	December 30,	December 29,
	2001	2002

	(In thousands)
Accrued payroll	$4,396	$5,455
Sales and use tax payable	2,244	2,555
Property tax payable	2,157	2,684
Accrued insurance	2,023	1,816
Accrued rent	2,171	2,588
Other accrued expenses	3,291	399

	$16,282	$15,497

4.     Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50: 1, and a minimum fixed-charge coverage ratio no less than 1.25: 1. Shares of the Company’s subsidiary Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of December 29, 2002.

5.     Long-Term Debt

      Long-term debt consists of the following:

	December 30,	December 29,
	2001	2002

	(In thousands)
$2.0 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, in annual installments of $1.0 million plus interest, with rates ranging from 225 basis points over LIBOR to 8%, until September 2004	$723	$1,864
$1.2 million in unsecured promissory notes, payable to a former minority partner, in annual installments of $0.6 million plus interest, with an interest rate of 225 basis points over LIBOR, until January 2004	—	1,210
$1.6 million promissory note, paid in 2002	1,209	—
$0.4 million equipment loan, paid in 2002	160	—

	2,092	3,074
Less current portion	448	1,633

	$1,644	$1,441

      The aggregate annual payments of long-term debt outstanding at December 29, 2002, are summarized as follows: 2003 - $1.6 million; 2004 - $1.4 million. The related party debt is due to current minority investors in operating partnerships of the Company who are also employed at the restaurants included in such partnerships.

6.     Preferred Stock and Common Stockholders’ Equity

     Preferred Stock

      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 30, 2001 and December 29, 2002.

      In connection with the original capitalization of the Company, a warrant to purchase 124,380 shares of preferred stock, convertible into 124,380 shares of common stock, was issued to an investment bank with an exercise price of $2.00 per common share. This warrant was exercised in the first quarter of 2001 in accordance with the cashless exercise provision contained therein for an aggregate of 111,090 shares of common stock.

     Common Stock

      In January of 2001, the Company raised $40.8 million in cash through a private equity placement of 1.25 million shares of common stock with two large mutual fund companies. The Company used $15 million of the proceeds to repay outstanding borrowings under its credit facility. In April 2002, the Company amended the Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million.

     Stock Option Plans

      In August 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (1997 Plan). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 29, 2002 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of December 29, 2002.

      During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (1998 Plan) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 2,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 30,000 shares of common stock at the time he or she is first elected or appointed a director of the Company. In addition, each outside director remaining in office will be granted an option to purchase 15,000 immediately fully vested shares on the day following each annual meeting of stockholders.

      During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (1999 Plan), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 85 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years.

      Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans:

	2000	2001	2002

Weighted average risk-free interest rate	5.5%	5.5%	4.0%
Expected life of options (years)	5.00	5.00	5.00
Expected stock volatility	55.9%	43.3%	49.3%
Expected dividend yield	0.0%	0.0%	0.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 was $8.44, $8.59 and $14.60, respectively.

      Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options

			Weighted-
	Shares		Average
	Available		Exercise
	For Options	Shares	Price

Outstanding at January 2, 2000	37,950	2,675,514	$3.99
Authorized	800,000	—	—
Granted	(538,000)	538,000	15.56
Exercised	—	(364,364)	3.12
Forfeited (canceled)	22,208	(22,208)	9.47

Outstanding at December 31, 2000	322,158	2,826,942	6.25
Authorized	600,000	—	—
Granted	(643,500)	643,500	18.80
Exercised	—	(351,440)	3.94
Forfeited (canceled)	77,262	(77,262)	15.10

Outstanding at December 30, 2001	355,920	3,041,740	8.92
Authorized	1,000,000	—	—
Granted	(485,750)	485,750	30.55
Exercised	—	(1,055,371)	4.60
Forfeited (canceled)	85,192	(85,192)	19.44

Outstanding at December 29, 2002	955,362	2,386,927	$14.88

Options exercisable at December 29, 2002		1,241,180	$9.38

      Information regarding options outstanding and exercisable at December 29, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.20–$5.00	578,547	3.5 years	$1.68	578,003	$1.68
$5.01–$10.00	150,091	6.0 years	7.16	90,764	6.98
$10.01–$15.00	524,367	7.0 years	13.04	256,618	12.77
$15.01–$20.00	664,422	8.2 years	18.50	255,795	18.24
$20.01–$25.00	22,500	9.0 years	24.39	—	—
$25.01–$30.00	57,000	9.7 years	29.16	—	—
$30.01–$35.00	390,000	9.5 years	31.15	60,000	32.93

      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company.

      During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (2001 Pei Wei Plan), which provides for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. A total of 169 shares of common stock have been reserved for issuance under the 2001 Pei Wei Plan. As of December 29, 2002, 111 options have been granted at prices ranging from $7,396 to $15,195 and 15 have been exercised at $7,396. The Company holds 960 shares of common stock of Pei Wei Asian Diner.

     Employee Stock Purchase Plan

      During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (Purchase Plan) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive 6-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the purchase period.

7.     Benefit Plan

      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the years ended December 31, 2000, December 30, 2001 and December 29, 2002, the Company did not make any contributions to the Plan.

8.     Employment Agreements

      In August 2002, P.F. Chang’s executed employment agreements with its Chief Executive Officer and also its President; and the President of Pei Wei Asian Diner, Inc., its majority owned subsidiary. The term for these agreements is three years and the agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination.

      The agreements with the Chief Executive Officer and the President of the Company also provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN No. 44 to APB No. 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of December 29, 2002, approximately 968,000 shares were affected by this agreement of which 250,000 shares were unvested.

      The agreement with the President of Pei Wei Asian Diner, Inc. contains similar provisions with respect to a change in control for Pei Wei Asian Diner, Inc. and termination without cause but also includes a provision whereby the Company could be required to repurchase his shares of common stock in this subsidiary at fair value should a termination without cause or for “good reason” (as defined in the agreement) occur. The agreement covers ten shares of Pei Wei Asian Diner, Inc. common stock issued as of December 29, 2002, and options to purchase 46 shares of which 40 were unvested as of December 29, 2002.

9.     Partnership Structure

      P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for a specified interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the average cash flows of the subject restaurant’s or region’s financial results. The Company has the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years.

      As of December 29, 2002, there were 120 partners within the P.F. Chang’s China Bistro, Inc. system. During 2002, we purchased interests held by six of our minority partners for a total of approximately $4.5 million, of which the majority was recorded as intangibles. Approximately $1.5 million of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at December 29, 2002. These transactions were accretive to the Company’s financial results for the year ended December 29, 2002 and resulted in an additional $0.02 of diluted earnings per share. In 2003, we will have the opportunity to purchase 11 additional partnership interests.

10.     Income Taxes

      Income tax expense (benefit) consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands)
Federal:
Current	$3,676	$6,398	$8,094
Deferred	1,460	886	766

	5,136	7,284	8,860
State:
Current	594	1,249	2,176
Deferred	257	156	135

	851	1,405	2,311

	$5,987	$8,689	$11,171

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands)
Income tax expense at federal statutory rate	$5,500	$8,508	$11,223
State taxes, net of federal expense	678	913	1,502
FICA tip credit	(1,744)	(411)	(967)
Increase (decrease) in valuation allowance	1,516	(358)	(1,158)
Other, net	37	38	571

	$5,987	$8,689	$11,171

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of	As of
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands)
Deferred tax assets:
Preopening expenses	$572	$644	$486
FICA tip and AMT credit carryforward	1,516	1,158	2,646
Other	100	264	473

	2,188	2,066	3,605
Deferred tax liabilities:
Depreciation on property and equipment	2,688	3,902	7,285
Goodwill amortization	302	366	581

	2,990	4,268	7,866
Valuation allowance	(1,516)	(1,158)	—

Net deferred tax liabilities	$2,318	$3,360	$4,261

      The FICA tip credit carryforward begins to expire in 2021. For the year ended December 31, 2000, the valuation allowance increased by $1,516,000 as a result of uncertainties with respect to the recoverability of credit carryforwards. For the years ended December 30, 2001 and December 29, 2002, the valuation decreased by $358,000 and $1,158,000, respectively, as such credits were either utilized or assessed as probable of utilization prior to their expiration. This decision was based upon an analysis of the Company’s situation and plans.

      At December 29, 2002, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the year ended December 29, 2002, the Company recorded a $11.7 million increase to equity with a corresponding $11.7 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

11.     Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 31,	December 30,	December 29,
	2000	2001	2002

	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$9,729	$15,619	$20,892

Denominator:
Denominator for basic net income per share — weighted-average shares	20,752	23,728	24,688
Effect of dilutive securities:
Employee and director stock options	1,844	1,730	1,236
Warrants	112	12	—

Denominator for diluted net income per share — adjusted for weighted average shares and assumed conversions	22,708	25,470	25,924

Net income per share:
Basic	$0.47	$0.66	$0.85

Diluted	$0.43	$0.61	$0.81

      Options to purchase 2,386,927 shares of common stock ranging from $1.20 to $32.93 per share were outstanding at December 29, 2002, most of which were included in dilutive securities given that only 71,000 shares were antidilutive.

12.     Commitments and Contingencies

Operating Leases

      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2003 and 2023. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 was approximately $10,629,000, $14,249,000 and $18,055,000, respectively. Contingent rent included in rent expense for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 was approximately $3,225,000, $4,246,000 and $5,348,000, respectively.

      At December 29, 2002, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. Future minimum lease payments under operating leases (including restaurants to be opened after December 29, 2002) are as follows (in thousands):

2003	$16,200
2004	17,303
2005	16,701
2006	16,293
2007	16,467
Thereafter	120,728

Total minimum lease payments	203,692

      The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above-disclosed amounts.

13.     Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
Fiscal Year 2002:
Revenues	$422,091	$400,190	$21,901
Income before income taxes	32,063	34,651	(2,588)
Capital expenditures	43,471	33,244	10,227
Total assets	218,450	205,351	13,099
Fiscal Year 2001:
Revenues	$318,776	$312,864	$5,912
Income before income taxes	24,308	25,150	(842)
Capital expenditures	35,921	33,460	2,461
Total assets	173,030	168,882	4,148
Fiscal Year 2000:
Revenues	$234,905	$233,554	$1,351
Income before income taxes	15,716	15,908	(192)
Capital expenditures	37,381	36,614	767
Total assets	115,926	114,066	1,860

14.     Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2001 and 2002. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial

Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended December 30, 2001				Year Ended December 29, 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Revenues	$72,420	$76,457	$80,555	$89,344	$97,500	$101,650	$107,052	$115,889
Restaurant operating profit	13,877	14,397	15,296	17,910	18,222	19,569	19,617	22,344
Income before provision for income taxes	6,124	5,295	5,532	7,357	7,877	7,494	6,786	9,906
Net income	3,890	3,390	3,568	4,771	5,120	4,871	4,417	6,484
Basic net income per share	0.17	0.14	0.15	0.20	0.21	0.20	0.18	0.26
Diluted net income per share	0.15	0.13	0.14	0.19	0.20	0.19	0.17	0.25
Basic weighted average shares outstanding	23,338	23,812	23,860	23,904	24,088	24,727	24,944	24,994
Diluted weighted average shares outstanding	25,108	25,458	25,610	25,706	25,894	26,008	25,841	25,954

      Note: During the fourth quarter of 2002, the Company recorded a $750,000 expense reduction for amounts previously accrued during the year for a sales incentive program that fell short of its goal.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Director Nominees” and “Executive Officers,” respectively, contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2002 Annual Meeting of Stockholders to be held on April 9, 2003 (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Securities Authorized for Issuance Under Equity Compensation Plans. Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at December 29, 2002 was as follows (number of shares in thousands):

			Number of
	Number of Shares	Weighted	Shares
	to be Issued Upon	Average	Remaining
	Exercise of	Exercise Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(a)	1,890,229	12.16	$1,533,463 (c)
Equity compensation plans not approved by shareholders(b)	657,882	21.97	60,715

Total	2,548,111		$1,594,178

(a)	Consists of four P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, 1998 Stock Option Plan and 1998 Employee Stock Purchase Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 6—Stock Option Plans.”

(c)	Includes 630,816 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

      Information about employee and executive stock option grants at December 29, 2002 was as follows:

	2002	2001	2000

Net grants during the period as % of outstanding shares	1.6%	2.4%	2.5%
Grants to named executive officers* as % of total options granted	23.7%	28.3%	42.6%
Grants to named executive officers* as % of outstanding shares	0.5%	0.8%	1.1%
Cumulative options held by named executive officers* as % of total options outstanding	47.1%	39.1%	49.0%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement as the Chief Executive Officer and each of the four other most highly compensated executive officers.

      The information required by Item 403 of Regulation S-K in this item is incorporated by reference from information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14.     Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)     Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors;

Consolidated Balance Sheets at December 30, 2001 and December 29, 2002;

Consolidated Statements of Income for the Years Ended December 31, 2000, December 30, 2001 and December 29, 2002;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 31, 2000, December 30, 2001 and December 29, 2002;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, December 30, 2001 and December 29, 2002;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

Exhibit
Number	Description Document

†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

      (b) Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2003.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD FEDERICO

Richard Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2003

By:	/s/ KRISTINA K. CASHMAN Kristina Cashman	Chief Financial Officer and Secretary (Principal Accounting Officer)	February 12, 2003

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 12, 2003

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Director	February 12, 2003

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 12, 2003

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 12, 2003

I, Richard L. Federico, certify that:

1. I have reviewed this annual report on Form 10-K of P.F. Chang’s China Bistro, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD L. FEDERICO
Chairman and Chief Executive Officer

Date: February 12, 2003

I, Kristina K. Cashman, certify that:

1. I have reviewed this annual report on Form 10-K of P.F. Chang’s China Bistro, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KRISTINA K. CASHMAN
Chief Financial Officer and Secretary

Date: February 12, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.