Form 10-Q
period 2003-03-30
P F CHANGS CHINA BISTRO INC
filed 2003-04-23
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of March 30, 2003, there were outstanding 25,287,168 shares of the registrant’s Common Stock.

PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1
	December 29,	March 30,
	2002	2003

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,089	$45,605
Short-term investments	3,800	3,800
Inventories	2,319	2,405
Prepaids and other current assets	6,176	6,709

Total current assets	51,384	58,519
Construction-in-progress	13,557	6,520
Property and equipment, net	137,055	148,578
Goodwill	6,819	6,819
Intangibles, net	5,773	5,669
Other assets	3,862	4,359

Total assets	$218,450	$230,464

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,051	$6,166
Construction payable	3,600	2,384
Accrued expenses	15,497	18,632
Unearned revenue	6,894	5,411
Current portion of long-term debt, including $1,021,000 and $845,000 due to related parties at December 29, 2002 and March 30, 2003, respectively	1,633	1,458

Total current liabilities	34,675	34,051
Long-term debt, including $828,000 and $175,000 due to related parties at December 29, 2002 and March 30, 2003, respectively	1,441	175
Deferred income tax liability	4,261	6,365
Minority interests	2,848	3,348
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares
Authorized: 25,001,775 shares issued and outstanding at December 29, 2002 and 25,287,168 at March 30, 2003.	25	25
Additional paid-in capital	128,114	132,617
Retained earnings	47,086	53,883

Total common stockholders’ equity	175,225	186,525

Total liabilities and common stockholders’ equity	$218,450	$230,464

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	March 31,	March 30,
	2002	2003

	Unaudited

	(In thousands, except
	per share)
Revenues	$97,500	$131,595
Costs and expenses:
Restaurant operating costs:
Cost of sales	26,449	35,249
Labor	30,683	41,668
Operating	16,026	21,608
Occupancy	6,120	7,419

Total restaurant operating costs	79,278	105,944
General and administrative	4,936	6,782
Depreciation and amortization	3,336	4,288
Preopening expense	620	1,984

Income from operations	9,330	12,597
Interest and other income (expense), net	(10)	41

Income before minority interest and provision for income taxes	9,320	12,638
Minority interest	(1,443)	(2,340)

Income before provision for income taxes	7,877	10,298
Provision for income taxes	(2,757)	(3,501)

Net income	$5,120	$6,797

Net income per share:
Basic	$0.21	$0.27

Diluted	$0.20	$0.26

Weighted average shares used in computation:
Basic	24,088	25,137

Diluted	25,894	26,038

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 30,
	2002	2003

	(Unaudited)

	(In thousands)
Operating Activities:
Net income	$5,120	$6,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,220	4,184
Amortization of intangibles	116	104
Deferred income taxes (benefit)	123	2,104
Tax benefit from disqualifying stock option dispositions credited to equity	2,380	2,656
Minority interest	1,443	2,340
Changes in operating assets and liabilities:
Inventories	(13)	(86)
Prepaids and other current assets	566	(533)
Other assets	1,590	(497)
Accounts payable	(1,648)	(885)
Accrued expenses	(1,316)	3,135
Unearned revenue	(899)	(1,483)

Net cash provided by operating activities	10,682	17,836
Investing Activities:
Capital expenditures	(7,825)	(9,886)
Purchases of investments	(2,000)	—
Purchase of minority interests	(1,235)	—

Net cash used in investing activities	(11,060)	(9,886)
Financing Activities:
Repayments of long-term debt	(171)	(1,441)
Proceeds from stock options exercised and employee stock purchases	1,751	1,847
Proceeds from minority investors contributions	149	359
Distributions to minority members and partners	(1,626)	(2,199)

Net cash provided by (used in) financing activities	103	(1,434)

Net increase (decrease) in cash and cash equivalents	(275)	6,516
Cash and cash equivalents at the beginning of the period	20,799	39,089

Cash and cash equivalents at the end of the period	$20,524	$45,605

Supplemental disclosure of cash flow information:
Cash paid for interest	54	116
Cash paid for income taxes	810	19
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	2,436	—

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation

      As of March 30, 2003, P.F. Chang’s China Bistro, Inc. owned and operated 84 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated 20 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

      The balance sheet at December 29, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 29, 2002 included in our Form 10-K.

2.	Stock-Based Compensation

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended

	March 31,	March 30,
	2002	2003

	(In thousands, except
	per share amounts)
Net income, as reported	$5,120	$6,797
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	1,471	1,864

Pro forma net income	$3,649	$4,933

Net income per share:
Basic, as reported	$0.21	$0.27

Basic, pro forma	$0.15	$0.20

Diluted, as reported	$0.20	$0.26

Diluted, pro forma	$0.14	$0.19

Weighted average shares used in computation:
Basic	24,088	25,137

Diluted	25,894	26,038

      The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

3.	Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. None of the Company’s shares were excluded from the net income per share computation due to their anti-dilutive effect for the quarter ended March 31, 2002. For the quarter ended March 30, 2003, there were 25,000 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

4.	Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of March 30, 2003. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of March 30, 2003.

5.	Accrued Expenses

      Accrued expenses consists of the following:

	December 29,	March 30,
	2002	2003

	(In thousands)
Accrued payroll	$5,455	$6,293
Sales and use tax payable	2,555	2,985
Property tax payable	2,684	2,658
Accrued insurance	1,816	2,159
Accrued rent	2,588	2,652
Other accrued expenses	399	1,885

	$15,497	$18,632

6.	Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended March 30, 2003:
Revenues	$131,595	$120,740	$10,855
Income before income taxes	10,298	10,247	51
Capital expenditures	9,886	7,812	2,074
Total assets	230,464	215,775	14,689
As of and for the Three Months Ended March 31, 2002:
Revenues	$97,500	$93,840	$3,660
Income (loss) before income taxes	7,877	8,175	(298)
Capital expenditures	7,824	5,684	2,140
Total assets	178,948	173,979	4,969

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

7.	Income Tax Liability Reduction

      At March 30, 2003, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the three months ended March 30, 2003, P.F. Chang’s recorded a $2.7 million increase to equity with a corresponding $2.7 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

8.	Commitments and Contingencies

      In February 2003, a former server filed a class action complaint against the Company in Orange County Superior Court in California. The plaintiff alleges that the Company failed to give food servers, bussers, runners and bartenders the rest and meal breaks that are required by California law. The plaintiff seeks on behalf of the entire class of these employees in California restitution and civil penalties of at least one hour of wages per employee per day worked for the past three years. If the plaintiff is able to achieve class certification and prevails on the merits of the claim, the Company could potentially be liable for significant amounts. The Company believes that all of its employees were provided with the opportunity to take required meal and rest breaks, and therefore intends to vigorously defend its position. The Company, after consultation with legal counsel, does not believe that the ultimate outcome of this matter will have a material adverse impact on its financial position. However, the matter is a very early stage, and accordingly, the ultimate amount of loss, if any, is inherently more difficult to evaluate.

      The Company is also subject to legal demands, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

9.	Recent Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

10.	Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      As of March 30, 2003, we owned and operated 84 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 20 limited service restaurants as of March 30, 2003. We believe that there is an opportunity to leverage our knowledge and expertise in Chinese and Asian cuisine. Accordingly, we have developed Pei Wei Asian Diner, or Pei Wei, a concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001 and 11 units in 2002. These restaurants are currently located in Arizona, Colorado, Southern California and Texas.

      We intend to open 18 new Bistros by the end of 2003, five of which were open by the end of the first quarter of 2003. The majority of Bistros that we intend to develop in 2003 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2003. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 15 Pei Wei restaurants by the end of 2003, four of which were open by the end of the first quarter of 2003. We will continue our development in the Phoenix, Dallas and Southern California markets and have entered two new markets thus far in 2003 (Houston, Texas and Denver, Colorado), and plan to enter one additional new market later this year (Las Vegas, Nevada). We have signed leases for all of our development planned for fiscal 2003. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended March 31, 2002 and March 30, 2003, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

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

	Three Months Ended

	March 31, 2002			March 30, 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$97,500	$93,840	$3,660	$131,595	$120,740	$10,855
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.1%	27.1%	28.2%	26.8%	26.6%	28.8%
Labor	31.5	31.3	35.3	31.7	31.5	33.2
Operating	16.4	16.5	14.5	16.4	16.5	15.3
Occupancy	6.3	6.3	7.3	5.6	5.5	6.6

Total restaurant operating costs	81.3	81.2	85.3	80.5	80.2	83.9
General and administrative	5.1	4.6	15.8	5.2	4.9	7.8
Depreciation and amortization	3.4	3.4	3.6	3.3	3.2	3.7
Preopening expense	0.6	0.5	2.6	1.5	1.4	2.9

Income (loss) from operations	9.6	10.3	(7.3)	9.6	10.3	1.7
Interest income (expense), net	0.0	0.0	(0.3)	0.0	0.0	0.0
Minority interest	(1.5)	(1.5)	(0.5)	(1.8)	(1.8)	(1.3)

Income (loss) before provision for income taxes	8.1	8.8%	(8.1)%	7.8	8.5%	0.5%

Provision for income taxes	(2.8)			(2.7)

Net income	5.3%			5.2%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $34.1 million, or 35.0%, to $131.6 million in the three months ended March 30, 2003 from $97.5 million in the three months ended March 31, 2002. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $26.9 million at our Bistro restaurants. This increase was attributable to revenues of $4.8 million generated by new restaurants opened in 2003, a $15.0 million increase in revenues in 2003 for restaurants that opened subsequent to March 31, 2002 and a $7.1 million increase in revenues for restaurants that opened before March 31, 2002. Increased customer visits as well as a modest price increase in the first half of the first quarter of 2003 produced comparable restaurant sales gains of 6.4% in the three months ended March 30, 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $7.2 million at our Pei Wei restaurants. The increase was attributable to revenues of $1.8 million generated by new restaurants opened in 2003, a $4.8 million increase in revenues in 2003 for restaurants that opened subsequent to March 31, 2002 and a $600,000 increase in revenues for restaurants that opened before March 31, 2002.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $8.8 million, or 33.3%, to $35.2 million in the three months ended March 30, 2003 from $26.4 million in the three months ended March 31, 2002. Cost of sales decreased as a percentage of revenues to 26.8% in the three months ended March 30, 2003 from 27.1% in the three months ended March 31, 2002. Each segment contributed to the decrease as a percentage of revenues as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 26.6% in the three months ended March 30, 2003 from 27.1% in the three months ended March 31, 2002. This decrease was primarily the result of lower commodity prices in produce, offset by a slight increase in poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 28.8% in the three months ended March 30, 2003 from 28.2% in the three months ended March 31, 2002. This increase was primarily attributable to an increase in poultry prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $11.0 million, or 35.8%, to $41.7 million in the three months ended March 30, 2003 from $30.7 million in the three months ended March 31, 2002. Labor expenses as a percentage of revenues increased to 31.7% in the three months ended March 30, 2003 from 31.5% in the three months ended March 31, 2002. Each segment contributed to the increase as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 31.5% in the three months ended March 30, 2003 from 31.3% in the three months ended March 31, 2002. This increase was primarily due to higher insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 33.2% in the three months ended March 30, 2003 from 35.3% in the three months ended March 31, 2002. This decrease was primarily due to improvement in labor efficiencies at newer units, partially offset by increased insurance costs.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $5.6 million, or 34.8%, to $21.6 million in the three months ended March 30, 2003 from $16.0 million in the three months ended March 31, 2002. Operating expenses remained consistent as a percentage of revenues at 16.4% in the three months ended March 30, 2003 and March 31, 2002. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues for our Bistro restaurants were at 16.5% in both the three months ended March 30, 2003 and March 31, 2002. The sales leverage achieved in the first quarter of 2003 on that portion of operating costs that are fixed in nature was offset by slightly higher utility and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.3% for the three months ended March 30, 2003 from 14.5% in the three months ended March 31, 2002. This increase was primarily attributable to an increase in spending on menu boards as well as redemption costs associated with a direct mail piece initiated in the fourth quarter of 2002.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.3 million, or 21.2%, to $7.4 million in the three months ended March 30, 2003 from $6.1 million in the three months ended March 31, 2002. Occupancy costs decreased as a percentage of revenues to 5.6% in the three months ended March 30, 2003 from 6.3% in the three months ended March 31, 2002. Each segment contributed to the decrease as a percentage of revenues as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.5% for the three months ended March 30, 2003 from 6.3% for the three months ended March 31, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.6% for the three months ended March 30, 2003 from 7.3% for the three months ended March 31, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $6.8 million in the three months ended March 30, 2003 from $4.9 million in the three months ended March 31, 2002. Consolidated general and administrative expenses increased as a percentage of revenues to 5.2% in the three months ended March 30, 2003 from 5.1% in the three months ended March 31, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.5 million to $5.9 million in the three months ended March 30, 2003 from $4.4 million in the three months ended March 31, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $1.0 million of additional compensation and benefits expense, as well as additional travel and other costs to support a larger restaurant base. We also spent an additional $325,000 in accounting and legal fees resulting from continued maintenance of high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, and other corporate matters.

Pei Wei: General and administrative expenses at Pei Wei increased by $268,000 to $847,000 in the three months ended March 30, 2003 from $579,000 in the three months ended March 31, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $180,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, accounting, legal and occupancy costs.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests from partners in our restaurants. Consolidated depreciation and amortization increased by $1.0 million, or 28.5%, to $4.3 million in the three months ended March 30, 2003 from $3.3 million in the three months ended March 31, 2002. Depreciation and amortization decreased as a percentage of revenues to 3.3% in the three months ended March 30, 2003 from 3.4% in the three months ended March 31, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $0.7 million to $3.9 million for the three months ended March 30, 2003 from $3.2 million for the three months ended March 31, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to March 31, 2002 totaling $646,000 for the three months ended March 30, 2003; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $300,000 to $400,000 for the three months ended March 30, 2003 from $100,000 for the three months ended March 31, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to March 31, 2002 totaling $213,000 for the three months ended March 30, 2002; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2002.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended March 30, 2003 increased to $2.0 million from $600,000 in the three months ended March 31, 2002. Preopening expenses increased as a percentage of revenues to 1.5% in the three months ended March 30, 2003 from 0.6% in the three months ended March 31, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: Preopening expenses increased by $1.2 million to $1.7 million as of the three months ended March 30, 2003 from $500,000 as of the three months ended March 31, 2002. This increase was primarily due to the opening of five Bistros in the first quarter of 2003 as compared to two Bistros in the first quarter of 2002, as well as higher costs incurred for training and management support at the five new units opened in the first quarter of 2003 due to their high opening unit volumes.

Pei Wei: Preopening expenses increased by $200,000 to $300,000 as of the three months ended March 30, 2003 from $100,000 as of the three months ended March 31, 2002. This increase was primarily due to our opening four Pei Weis in the first quarter of 2003 as compared to two Pei Weis in the first quarter of 2002.

Interest and Other Income (Expense), net

      Consolidated net interest income and other income (expense) was $41,000 in the three months ended March 30, 2003 as compared to $(10,000) in the three months ended March 31, 2002. The increase was primarily a result of increased interest income earned on our larger cash reserves and capitalization of interest in the first three months of 2003.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended March 30, 2003 increased to $2.3 million from $1.4 million for the three months ended March 31, 2002. As a percentage of revenues, minority interest increased to 1.8% of revenues for the three months ended March 30, 2003 from 1.5% of revenues for the three months ended March 31, 2002. The majority of this increase as a percentage of revenues resulted from an increase in the operating profit at many of our existing restaurants in the first quarter of 2003 as compared to the first quarter of 2002.

Provision for Income Taxes

      Our effective tax rate for the three months ended March 30, 2003 was 34.0%. For the three months ended March 31, 2002, the effective tax rate was 35.0%. The income tax rates for the three months ended March 30, 2003 and March 31, 2002 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $17.8 million and $10.7 million for the three months ended March 30, 2003 and March 31, 2002, respectively. Net cash provided by operating activities exceeded net income for the three months ended March 30, 2003 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity and an increase in prepaids and other current assets partially offset by a decrease in unearned revenue. Net cash provided by operating activities exceeded net income for the three months ended March 31, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was partially satisfied by the tax benefit of stock option exercises recorded in equity offset by a decrease in accounts payable and accrued expenses.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the three months ended March 30, 2003 and March 31, 2002 was $9.9 million and $11.1 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. In the three months ended March 31, 2002, investing activities also included a purchase of short-term investments. We intend to open 18 new Bistros in 2003, five of which were open as of March 30, 2003. We also intend to open 15 new Pei Wei restaurants in 2003, four of which were open as of March 30, 2003. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the three months ended March 30, 2003 was $1.4 million compared to net cash provided by financing activities for the three months ended March 31, 2002 of $0.1 million. Financing activities in the first three months of 2003 consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases. Financing activities in the first three months of 2002 consisted principally distributions to minority partners offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of March 30, 2003. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of March 30, 2003.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2003. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We can not assure you that such capital will be available on favorable terms, if at all.

      As of March 30, 2003, there were 130 partners within the P.F. Chang’s China Bistro, Inc. system. During the three months ended March 30, 2003, we did not purchase the interests of any of our minority partners (two interests were available for purchase). During the remainder of 2003, we will have the opportunity to purchase 9 additional partnership interests. If all of these interests are fully purchased in their entirety, the total purchase price would approximate $4.0 to $6.0 million based upon the estimated fair value of the respective interests at March 30, 2003. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from March 30, 2003 through the date of purchase. If all of these interests are purchased by the Company in 2003, the estimated financial impact would be an additional $0.01 of earnings per share.

Critical Accounting Policies

      Our most critical accounting policies, which are those that require significant judgment include: partnership structure, impairment of long-lived assets, impairment of goodwill, and self insurance. A more in-depth description of these can be found in our most recent Form 10-K, filed on February 12, 2003.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 84 full service, or Bistro, restaurants and 20 limited service, or Pei Wei, restaurants, as of March 30, 2003, 30 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 104 restaurants as of March 30, 2003. We expect to open 18 Bistros and 15 Pei Wei restaurants in fiscal 2003. Our ability to expand successfully will depend on a number of factors, including:

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

      Each of our Bistro and Pei Wei restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

•	labor disputes;

•	shortages of materials and skilled labor;

•	weather interference;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations;

•	modifications in design to the size and scope of the projects; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

      If we are not able to develop additional Bistro and Pei Wei restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows will be adversely affected.

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

      Our country’s economy has struggled for some time now and we believe that these weak general economic conditions will continue through 2003. We are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the military presence in Iraq, continued military responses to the terrorist attacks on the United States and possible future terrorist attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for produce, which is purchased locally by each restaurant, we rely on Distribution Market Advantage as the primary source for our ingredients. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising insurance costs could negatively impact profitability.

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly in the past year and is expected to continue to increase in 2003. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve upon operating efficiencies.

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

      Approximately 17% of our revenues at the Bistro and 2% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

      We are from time to time the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business.

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

Recent Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      We believe that the market risk associated with our market risk sensitive instruments as of March 30, 2003 is not material, and therefore, disclosure is not required.

Item 4.     Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of that date.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      In February 2003, one of our former servers filed a class action complaint against us in Orange County Superior Court in California. The plaintiff alleges that we failed to give our food servers, bussers, runners and bartenders the rest and meal breaks that are required by California law. The plaintiff seeks on behalf of the entire class of these employees in California restitution and civil penalties of at least one hour of wages per employee per day worked for the past three years. If the plaintiff is able to achieve class certification and prevails on the merits of the claim, we could potentially be liable for significant amounts. We believe that all of our employees were provided with the opportunity to take required meal and rest breaks, and therefore intend to vigorously defend our position.

      Also in February, we were served with a 60 day “Notice of Intent to Sue” under California Health and Safety Code Section 25249.6. The plaintiff asserts on behalf of the general public that we have failed to provide required warning notices under the Health and Safety Code provisions commonly known as Proposition 65 in connection with our serving of fish potentially containing unacceptably high levels of mercury. The California Attorney General has the right to take over this lawsuit and has recently done so. The plaintiff has also asserted an unfair competition claim based on the same facts that may proceed even though the California Attorney General has taken over the Proposition 65 claim. The plaintiff seeks civil damages of $2,500 per day for each alleged violation and a permanent injunction requiring us to post warning notices. We are in the process of working with the California Attorney General to resolve this matter and we intend to vigorously defend our position with respect to the unfair competition claim.

Item 2.     Changes in Securities and Use of Proceeds

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      Our annual meeting of stockholders was held on April 9, 2003. There were two proposals up for approval. The results of voting are as follows:

1) The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	19,887,889	48,360
Kenneth J. Wessels	19,697,740	238,509
R. Michael Welborn	19,698,000	238,249
James G. Shennan, Jr.	19,906,561	29,688
F. Lane Cardwell, Jr.	19,698,110	238,139
M. Ann Rhoades	19,904,661	31,588
Lesley H. Howe	19,905,031	31,218

2) The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

18,886,832	1,047,527	1,890

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number		Description Document

3.	1(1)	Amended and Restated Certificate of Incorporation.
3.	1(2)	Amended and Restated By-laws.
4.	1(3)	Specimen Common Stock Certificate.
4.	2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.	1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.	2(3)	1998 Stock Option Plan and forms of agreement thereunder.

Exhibit
Number		Description Document

†10.	3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.	4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.	5(3)	1998 Employee Stock Purchase Plan.
†10.	6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.	11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.	13(5)	1999 Nonstatutory Stock Option Plan.
10.	15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.	16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.	17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.	18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.	19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.	20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.	21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.	22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
99.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

† Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b) Report on Form 8-K

      No reports on Form 8-K have been filed by the Registrant during the three months ended March 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ KRISTINA K. CASHMAN

Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

Date: April 23, 2003

      I, Richard L. Federico, certify that:

1. I have reviewed this quarterly report on Form 10-Q of P.F. Chang’s China Bistro, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ RICHARD L. FEDERICO

Chairman and Chief Executive Officer

Date: April 23, 2003

      I, Kristina K. Cashman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of P.F. Chang’s China Bistro, Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

/s/ KRISTINA K. CASHMAN

Chief Financial Officer and Secretary

Date: April 23, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3.	1(1)	Amended and Restated Certificate of Incorporation.
3.	1(2)	Amended and Restated By-laws.
4.	1(3)	Specimen Common Stock Certificate.
4.	2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.	1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.	2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.	3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.	4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.	5(3)	1998 Employee Stock Purchase Plan.
†10.	6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.	11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.	13(5)	1999 Nonstatutory Stock Option Plan.
10.	15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.	16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.	17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.	18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.	19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.	20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.	21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.	22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
99.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.