Form 10-Q
period 2003-06-29
P F CHANGS CHINA BISTRO INC
filed 2003-07-23
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

or

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

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 29, 2003, there were outstanding 25,359,144 shares of the registrant’s Common Stock.

Item		Page

PART I FINANCIAL INFORMATION
1.	Unaudited Financial Statements	2
	Consolidated Balance Sheets as of December 29, 2002 and June 29, 2003	2
	Consolidated Statements of Income for the Three Months Ended June 30, 2002 and June 29, 2003 and for the Six Months Ended June 30, 2002 and June 29, 2003	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 29, 2003	4
	Notes to Unaudited Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	23
4.	Controls and Procedures	23
PART II OTHER INFORMATION
1.	Legal Proceedings	23
2.	Changes in Securities and Use of Proceeds	24
3.	Defaults upon Senior Securities	24
4.	Submission of Matters to a Vote of Security Holders	24
5.	Other Information	24
6.	Exhibits and Reports on Form 8-K	25

PART I FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1
	December 29,	June 29,
	2002	2003

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,089	$47,053
Short-term investments	3,800	5,000
Inventories	2,319	2,561
Prepaids and other current assets	6,176	3,799

Total current assets	51,384	58,413
Construction-in-progress	13,557	15,818
Property and equipment, net	137,055	149,920
Goodwill	6,819	6,819
Intangibles, net	5,773	5,704
Other assets	3,862	4,303

Total assets	$218,450	$240,977

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,051	$5,159
Construction payable	3,600	3,108
Accrued expenses	15,497	22,824
Unearned revenue	6,894	5,340
Current portion of long-term debt, including $1,021,000 and $759,000 due to related parties at December 29, 2002 and June 29, 2003, respectively	1,633	1,382

Total current liabilities	34,675	37,813
Long-term debt, including $828,000 and $100,000 due to related parties at December 29, 2002 and June 29, 2003, respectively	1,441	100
Deferred income tax liability	4,261	3,928
Minority interests	2,848	3,410
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,001,775 shares issued and outstanding at December 29, 2002 and 25,359,144 at June 29, 2003	25	25
Additional paid-in capital	128,114	134,741
Retained earnings	47,086	60,960

Total common stockholders’ equity	175,225	195,726

Total liabilities and common stockholders’ equity	$218,450	$240,977

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003

	(Unaudited)

	(In thousands, except per share)
Revenues	$101,650	$136,605	$199,150	$268,200
Costs and expenses:
Restaurant operating costs:
Cost of sales	26,704	37,207	53,153	72,456
Labor	32,122	42,776	62,805	84,444
Operating	17,032	22,772	33,058	44,380
Occupancy	6,223	7,617	12,343	15,036

Total restaurant operating costs	82,081	110,372	161,359	216,316
General and administrative	5,480	7,345	10,415	14,127
Depreciation and amortization	3,485	4,646	6,821	8,934
Preopening expense	1,479	1,176	2,099	3,160

Income from operations	9,125	13,066	18,456	25,663
Interest and other income (expense), net	(18)	(3)	(27)	38

Income before minority interest and provision for income taxes	9,107	13,063	18,429	25,701
Minority interest	(1,613)	(2,340)	(3,056)	(4,680)

Income before provision for income taxes	7,494	10,723	15,373	21,021
Provision for income taxes	(2,623)	(3,646)	(5,380)	(7,147)

Net income	$4,871	$7,077	$9,993	$13,874

Net income per share:
Basic	$0.20	$0.28	$0.41	$0.55

Diluted	$0.19	$0.27	$0.39	$0.53

Weighted average shares used in computation:
Basic	24,727	25,338	24,407	25,237

Diluted	26,008	26,228	25,951	26,133

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 29,
	2002	2003

	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$9,993	$13,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,616	8,723
Amortization of intangibles	205	211
Deferred income taxes (benefit)	(258)	(333)
Tax benefit from disqualifying stock option dispositions credited to equity	10,982	3,428
Minority interest	3,056	4,680
Changes in operating assets and liabilities:
Inventories	(61)	(242)
Prepaids and other current assets	(6,499)	2,377
Other assets	1,326	(441)
Accounts payable	(1,824)	(1,892)
Accrued expenses	(761)	7,327
Unearned revenue	(815)	(1,554)

Net cash provided by operating activities	21,960	36,158
Investing Activities:
Capital expenditures	(18,346)	(24,341)
Purchase of investments	(2,000)	(1,200)
Purchase of minority interests	(1,235)	(147)

Net cash used in investing activities	(21,581)	(25,688)
Financing Activities:
Repayments of long-term debt	(1,698)	(1,592)
Proceeds from stock options exercised and employee stock purchases	4,299	3,199
Proceeds from minority investors’ contributions	520	471
Distributions to minority members and partners	(3,175)	(4,584)

Net cash used in financing activities	(54)	(2,506)

Net increase in cash and cash equivalents	325	7,964
Cash and cash equivalents at the beginning of the period	20,799	39,089

Cash and cash equivalents at the end of the period	$21,124	$47,053

Supplemental disclosure of cash flow information:
Cash paid for interest	102	124
Cash paid (refunded) for income taxes	2,620	(459)
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	2,436	—

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation

      As of June 29, 2003, P.F. Chang’s China Bistro, Inc. owned and operated 85 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated 23 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

2.     Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Net income, as reported	$4,871	$7,077	$9,993	$13,874
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	926	1,175	1,288	1,574

Pro forma net income	$3,945	$5,902	$8,705	$12,300

Net income per share:
Basic, as reported	$0.20	$0.28	$0.41	$0.55

Basic, pro forma	$0.16	$0.23	$0.36	$0.49

Diluted, as reported	$0.19	$0.27	$0.39	$0.53

Diluted, pro forma	$0.15	$0.23	$0.34	$0.47

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Weighted average shares used in computation:
Basic	24,727	25,338	24,407	25,237

Diluted	26,008	26,228	25,951	26,133

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

3.     Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. None of the Company’s shares were excluded from the net income per share computation due to their anti-dilutive effect for the quarters ended June 30, 2002 and June 29, 2003 or for the six months ended June 30, 2002 and June 29, 2003. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

4.     Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of June 29, 2003. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of June 29, 2003.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

5.     Accrued Expenses

      Accrued expenses consists of the following:

	December 29,	June 29,
	2002	2003

	(In thousands)
Accrued payroll	$5,455	$6,347
Sales and use tax payable	2,555	2,422
Property tax payable	2,684	2,900
Accrued insurance	1,816	3,242
Accrued rent	2,588	3,367
Other accrued expenses	399	4,546

	$15,497	$22,824

6.     Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended June 29, 2003:
Revenues	$136,605	$123,919	$12,686
Income before income taxes	10,723	10,511	212
Capital expenditures	14,455	11,639	2,816
Total assets	240,977	223,222	17,755
As of and for the Three Months Ended June 30, 2002:
Revenues	$101,650	$97,589	$4,061
Income (loss) before income taxes	7,494	8,141	(647)
Capital expenditures	10,523	7,976	2,547
Total assets	193,686	187,378	6,308
As of and for the Six Months Ended June 29, 2003:
Revenues	$268,200	$244,659	$23,541
Income before income taxes	21,021	20,758	263
Capital expenditures	24,341	19,451	4,890
Total assets	240,977	223,222	17,755
As of and for the Six Months Ended June 30, 2002:
Revenues	$199,150	$191,429	$7,721
Income (loss) before income taxes	15,373	16,316	(943)
Capital expenditures	18,346	13,660	4,686
Total assets	193,686	187,378	6,308

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

7.     Income Tax Liability Reduction

      At June 29, 2003, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the six months ended June 29, 2003, P.F. Chang’s recorded a $3.4 million increase to equity with a corresponding $3.4 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

8.     Commitments and Contingencies

      In February 2003, a former server filed a class action complaint against the Company in Orange County Superior Court in California. The plaintiff alleges that the Company failed to give food servers, bussers, runners and bartenders the rest and meal breaks that are required by California law. The plaintiff seeks on behalf of the entire class of these employees in California restitution and civil penalties of at least one hour of wages per employee per day worked for the past three years. If the plaintiff is able to achieve class certification and prevails on the merits of the claim, the Company could potentially be liable for significant amounts. The Company believes that all of its employees were provided with the opportunity to take required meal and rest breaks, and therefore intends to vigorously defend its position. The Company, after consultation with legal counsel, does not believe that the ultimate outcome of this matter will have a material adverse impact on its financial position. However, the matter is at a very early stage, and accordingly, the ultimate amount of loss, if any, is inherently more difficult to evaluate.

      Also in February, the Company was served with a 60 day “Notice of Intent to Sue” under California Health and Safety Code Section 25249.6. The plaintiff asserts on behalf of the general public that the Company failed to provide required warning notices under the Health and Safety Code provisions commonly known as Proposition 65 in connection with the serving of fish potentially containing unacceptably high levels of mercury. The California Attorney General has the right to take over this lawsuit and has recently done so. The plaintiff has also asserted an unfair competition claim based on the same facts that may proceed even though the California Attorney General has taken over the Proposition 65 claim. The plaintiff seeks civil damages of $2,500 per day for each alleged violation and a permanent injunction requiring the Company to post warning notices. The Company is in the process of working with the California Attorney General to resolve this matter and intends to vigorously defend its position with respect to the unfair competition claim. The Company, after consultation with legal counsel, does not believe that the ultimate outcome of this matter will have a material adverse impact on its financial position. However, the matter is at a very early stage, and accordingly, the ultimate amount of loss, if any, is inherently more difficult to evaluate.

      The Company is also engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, liquidity or financial position.

9.     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current period presentation.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 29, 2002 contained in our 2002 Annual Report on Form 10-K.

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

Overview

      As of June 29, 2003, we owned and operated 85 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      As of June 29, 2003, we also owned and operated 23 limited service restaurants under the name of Pei Wei Asian Diner, or Pei Wei, a concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area. These restaurants are currently located in Arizona, Colorado, Southern California and Texas.

      We intend to open 18 new Bistros by the end of 2003, six of which were open by the end of the second quarter of 2003. The majority of Bistros that we intend to develop in 2003 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2003. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 16 new Pei Wei restaurants by the end of 2003, seven of which were open by the end of the second quarter of 2003. We will continue our development in the Phoenix, Dallas and Southern California markets and have entered two new markets thus far in 2003 (Houston, Texas, and Denver, Colorado), and plan to enter one additional new market later this year (Las Vegas, Nevada). We have signed leases for all of our development planned for fiscal 2003. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following tables set forth certain unaudited quarterly information for the three months ended June 30, 2002 and June 29, 2003 and for the six months ended June 30, 2002 and June 29, 2003, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the three months ended June 30, 2002 and June 29, 2003

	Three Months Ended

	June 30, 2002			June 29, 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income
Data:
Revenues (in thousands)	$101,650	$97,589	$4,061	$136,605	$123,919	$12,686
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.3%	26.2%	27.5%	27.2%	27.0%	29.4%
Labor	31.6	31.5	35.2	31.3	31.2	32.4
Operating	16.7	16.8	14.8	16.7	16.8	15.4
Occupancy	6.1	6.1	7.7	5.6	5.5	6.5

Total restaurant operating costs	80.7	80.6	85.2	80.8	80.5	83.6
General and administrative	5.4	4.9	16.5	5.4	5.2	7.2
Depreciation and amortization	3.4	3.4	4.7	3.4	3.4	3.7
Preopening expense	1.5	1.1	9.1	0.9	0.7	2.5

Income (loss) from operations	9.0	10.0	(15.5)	9.6	10.2	2.9
Interest income (expense), net	0.0	0.0	(0.1)	0.0	0.0	0.0
Minority interest	(1.6)	(1.7)	(0.3)	(1.7)	(1.8)	(1.3)

Income (loss) before provision for income taxes	7.4	8.3%	(15.9)%	7.8	8.5%	1.7%

Provision for income taxes	(2.6)			(2.7)

Net income	4.8%			5.2%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $34.9 million, or 34.4%, to $136.6 million in the three months ended June 29, 2003 from $101.7 million in the three months ended June 30, 2002. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $26.3 million at our Bistro restaurants. This increase was attributable to revenues of $8.4 million generated by new restaurants opened in 2003, $11.0 million of revenues in 2003 for restaurants that opened subsequent to June 30, 2002 and a $6.9 million increase in revenues for restaurants that opened before June 30, 2002. Increased customer visits and a modest price increase implemented in the first quarter of 2003 produced comparable restaurant sales gains of 5.4% in the three months ended June 29, 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $8.6 million at our Pei Wei restaurants. The increase was attributable to revenues of $3.9 million generated by new restaurants opened in 2003, $4.4 million of revenues in 2003 for restaurants that opened subsequent to June 30, 2002 and a $300,000 increase in revenues for restaurants that opened before June 30, 2002.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $10.5 million, or 39.3%, to $37.2 million in the three months ended June 29, 2003 from $26.7 million in the three months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.0% in the three months ended June 29, 2003 from 26.2% in the three months ended June 30, 2002. This increase was primarily the result of an increase in produce and poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.4% in the three months ended June 29, 2003 from 27.5% in the three months ended June 30, 2002. This increase was primarily attributable to an increase in produce and poultry prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $10.7 million, or 33.2%, to $42.8 million in the three months ended June 29, 2003 from $32.1 million in the three months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 31.2% in the three months ended June 29, 2003 from 31.5% in the three months ended June 30, 2002. This decrease was primarily due to improvement in labor efficiencies at newer units, partially offset by higher insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.4% in the three months ended June 29, 2003 from 35.2% in the three months ended June 30, 2002. This decrease was primarily due to improvement in labor efficiencies.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $5.7 million, or 33.7%, to $22.8 million in the three months ended June 29, 2003 from $17.0 million in the three months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Operating expenses as a percentage of revenues for our Bistro restaurants were at 16.8% in both the three months ended June 29, 2003 and June 30, 2002. Increased sales leverage achieved in the second quarter of 2003 on that portion of operating costs that are fixed in nature was offset by slightly higher utility expenses.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.4% for the three months ended June 29, 2003 from 14.8% in the three months ended June 30, 2002. This increase was primarily attributable to an increase in utility expense.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.4 million, or 22.4%, to $7.6 million in the three months ended June 29, 2003 from $6.2 million in the three months ended June 30, 2002. Occupancy costs decreased as a percentage of revenues to 5.6% in the three months ended June 29, 2003 from 6.1% in the three months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.5% for the three months ended June 29, 2003 from 6.1% for the three months ended June 30, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.5% for the three months ended June 29, 2003 from 7.7% for the three months ended June 30, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $7.3 million in the three months ended June 29, 2003 from $5.5 million in the three months ended June 30, 2002. Consolidated general and administrative expenses as a percentage of revenues were at 5.4% in both the three months ended June 29, 2003 and June 30, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.6 million to $6.4 million in the three months ended June 29, 2003 from $4.8 million in the three months ended June 30, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $1.2 million of additional compensation and benefits expense, as well as additional travel and other costs to support a larger restaurant base. We also had additional costs related to accounting and legal fees resulting from continued maintenance of high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters.

Pei Wei: General and administrative expenses at Pei Wei increased by $250,000 to $920,000 in the three months ended June 29, 2003 from $670,000 in the three months ended June 30, 2002. This increase was due to the addition of corporate management personnel, which resulted in approximately $250,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests from partners in our restaurants. Consolidated depreciation and amortization increased by $1.1 million, or 33.3%, to $4.6 million in the three months ended June 29, 2003 from $3.5 million in the three months ended June 30, 2002. Depreciation and amortization as a percentage of revenues were at 3.4% in both the three months ended June 29, 2003 and June 30, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $900,000 to $4.2 million for the three months ended June 29, 2003 from $3.3 million for the three months ended June 30,

2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 30, 2002 totaling $750,000 for the three months ended June 29, 2003; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the second quarter of 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $280,000 to $470,000 for the three months ended June 29, 2003 from $190,000 for the three months ended June 30, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 30, 2002 totaling $264,000 for the three months ended June 29, 2003; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the second quarter of 2002.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended June 29, 2003 decreased to $1.2 million from $1.5 million in the three months ended June 30, 2002. Preopening expenses decreased as a percentage of revenues to 0.9% in the three months ended June 29, 2003 from 1.5% in the three months ended June 30, 2002. Each segment contributed to the decrease in dollars as follows:

Bistro: Preopening expenses decreased by $240,000 to $860,000 as of the three months ended June 29, 2003 from $1.1 million as of the three months ended June 30, 2002. This decrease was primarily due to the opening of one Bistro in the second quarter of 2003 as compared to three Bistros in the second quarter of 2002.

Pei Wei: Preopening expenses decreased by $60,000 to $310,000 as of the three months ended June 29, 2003 from $370,000 as of the three months ended June 30, 2002. This decrease is primarily due to the costs incurred for our planned opening of one Pei Wei in July 2003 as compared to three Pei Wei openings in July 2002, partially offset by the three Pei Weis opened in the second quarter of 2003 as compared to one Pei Wei in the second quarter of 2002.

Interest and Other Income (Expense), net

      Consolidated net interest income and other income (expense) was $(3,000) in the three months ended June 29, 2003 as compared to $(18,000) in the three months ended June 30, 2002. The increase was primarily a result of interest income earned on our larger cash reserves and capitalization of interest in the second quarter of 2003.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended June 29, 2003 increased to $2.3 million from $1.6 million for the three months ended June 30, 2002. As a percentage of revenues, minority interest increased to 1.7% of revenues for the three months ended June 29, 2003 from 1.6% of revenues for the three months ended June 30, 2002. The majority of this increase as a percentage of revenues resulted from an increase in the operating profit at many of our existing restaurants in the second quarter of 2003 as compared to the second quarter of 2002.

Provision for Income Taxes

      Our effective tax rate for the three months ended June 29, 2003 was 34.0%. For the three months ended June 30, 2002, the effective tax rate was 35.0%. The income tax rates for the three months ended June 29, 2003 and June 30, 2002 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the six months ended June 30, 2002 and June 29, 2003

	Six Months Ended

	June 30, 2002			June 29, 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$199,150	$191,429	$7,721	$268,200	$244,659	$23,541
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.7%	26.6%	27.8%	27.0%	26.8%	29.1%
Labor	31.5	31.4	35.3	31.5	31.4	32.8
Operating	16.6	16.7	14.6	16.5	16.7	15.3
Occupancy	6.2	6.1	7.6	5.6	5.5	6.5

Total restaurant operating costs	81.0	80.8	85.3	80.7	80.4	83.8
General and administrative	5.2	4.8	16.2	5.3	5.1	7.5
Depreciation and amortization	3.4	3.4	4.1	3.3	3.3	3.7
Preopening expense	1.1	0.9	6.0	1.2	1.0	2.7

Income (loss) from operations	9.3	10.1	(11.6)	9.6	10.3	2.4
Interest income (expense), net	0.0	0.0	(0.2)	0.0	0.0	0.0
Minority interest	(1.6)	(1.6)	(0.4)	(1.7)	(1.8)	(1.3)

Income (loss) before provision for income taxes	7.7	8.5%	(12.2)%	7.8	8.5%	1.1%

Provision for income taxes	(2.7)			(2.7)

Net income	5.0%			5.2%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      Consolidated revenues increased by $69.0 million, or 34.7%, to $268.2 million in the six months ended June 29, 2003 from $199.2 million in the six months ended June 30, 2002. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $53.2 million at our Bistro restaurants. This increase was attributable to revenues of $13.2 million generated by new restaurants opened in 2003, $22.8 million of revenues in 2003 for restaurants that opened subsequent to June 30, 2002 and a $17.2 million increase in revenues for restaurants that opened before June 30, 2002. Increased customer visits as well as a modest price increase implemented in the first quarter of 2003 produced comparable restaurant sales gains of 5.9% in the six months ended June 29, 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $15.8 million at our Pei Wei restaurants. The increase was attributable to revenues of $5.7 million generated by new restaurants opened in 2003, $8.8 million of revenues in 2003 for restaurants that opened subsequent to June 30, 2002 and a $1.3 million increase in revenues for restaurants that opened before June 30, 2002.

Costs and Expenses

      Cost of Sales. Consolidated cost of sales increased by $19.3 million, or 36.3%, to $72.5 million in the six months ended June 29, 2003 from $53.2 million in the six months ended June 30, 2002. Cost of sales increased as a percentage of revenues to 27.0% in the six months ended June 29, 2003 from 26.7% in the six months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 26.8% in the six months ended June 29, 2003 from 26.6% in the six months ended June 30, 2002. This increase was primarily the result of higher poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.1% in the six months ended June 29, 2003 from 27.8% in the six months ended June 30, 2002. This increase was primarily attributable to an increase in poultry prices.

      Labor. Consolidated labor expenses increased by $21.6 million, or 34.5%, to $84.4 million in the six months ended June 29, 2003 from $62.8 million in the six months ended June 30, 2002. Labor expenses as a percentage of revenues were at 31.5% in both the six months ended June 29, 2003 and June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: As a percentage of revenues, labor expenses for our Bistro restaurants were at 31.4% in both the six months ended June 29, 2003 and June 30, 2002. The improvement in labor efficiencies at newer units was offset by higher insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.8% in the six months ended June 29, 2003 from 35.3% in the six months ended June 30, 2002. This decrease was primarily due to improvement in labor efficiencies in newer units.

      Operating. Consolidated operating expenses increased by $11.3 million, or 34.2%, to $44.4 million in the six months ended June 29, 2003 from $33.1 million in the six months ended June 30, 2002. Operating expenses as a percentage of revenues decreased to 16.5% in the six months ended June 29, 2003 from 16.6% in the six months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants were at 16.7% in both the six months ended June 29, 2003 and June 30, 2002. Increased sales leverage achieved in the first two quarters of 2003 on that portion of operating costs that are fixed in nature was offset by slightly higher utility and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.3% in the six months ended June 29, 2003 from 14.6% in the six months ended June 30, 2002. This increase was primarily attributable to an increase in utility costs.

      Occupancy. Consolidated occupancy costs increased by $2.7 million, or 21.8%, to $15.0 million in the six months ended June 29, 2003 from $12.3 million in the six months ended June 30, 2002. Occupancy costs decreased as a percentage of revenues to 5.6% in the six months ended June 29, 2003 from 6.2% in the six months ended June 30, 2002. Each segment contributed as a percentage of revenues as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.5% for the six months ended June 29, 2003 from 6.1% for the six months ended June 30, 2002. This decrease in occupancy was primarily the result of the increased sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.5% for the six months ended June 29, 2003 from 7.6% for the six months ended June 30, 2002. This decrease in occupancy was primarily the result of the increased sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. Consolidated general and administrative expenses increased to $14.1 million in the six months ended June 29, 2003 from $10.4 million in the six months ended June 30, 2002.

Consolidated general and administrative expenses increased as a percentage of revenues to 5.3% for the six months ended June 29, 2003 from 5.2% for the six months ended June 30, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: General and administrative expenses at the Bistro increased by $3.2 million to $12.4 million in the six months ended June 29, 2003 from $9.2 million in the six months ended June 30, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $2.5 million of additional compensation and benefits expense, as well as additional travel and other costs to support a larger restaurant base. We also spent an additional $375,000 in accounting and legal fees resulting from continued maintenance of high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters.

Pei Wei: General and administrative expenses at Pei Wei increased by $600,000 to $1.8 million in the six months ended June 29, 2003 from $1.2 million in the six months ended June 30, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $440,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, accounting, legal and occupancy costs.

      Depreciation and Amortization. Consolidated depreciation and amortization increased by $2.2 million, or 31.0%, to $9.0 million in the six months ended June 29, 2003 from $6.8 million in the six months ended June 30, 2002. Consolidated depreciation and amortization decreased as a percentage of revenues to 3.3% in the six months ended June 29, 2003 from 3.4% in the six months ended June 30, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $1.6 million to $8.1 million for the six months ended June 29, 2003 from $6.5 million for the six months ended June 30, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 30, 2002 totaling $1.3 million for the six months ended June 29, 2003; as well as a full six months of depreciation and amortization on fixed assets in restaurants opened during the first half of 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $550,000 to $870,000 for the six months ended June 29, 2003 from $320,000 for the six months ended June 30, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 30, 2002 totaling $456,000 for the six months ended June 30, 2002; as well as a full six months of depreciation and amortization on fixed assets in restaurants opened during the first half of 2002.

      Preopening Expense. Consolidated preopening expenses in the six months ended June 29, 2003 increased to $3.2 million from $2.1 million in the six months ended June 30, 2002. Consolidated preopening expenses increased as a percentage of revenues to 1.2% in the six months ended June 29, 2003 from 1.1% in the six months ended June 30, 2002. Each segment contributed to the increase in dollars as follows:

Bistro: Preopening expenses increased by $900,000 to $2.5 million as of the six months ended June 29, 2003 from $1.6 million as of the six months ended June 30, 2002. This increase was primarily due to the opening of six Bistros in the first half of 2003 as compared to five Bistros in the first half of 2002, as well as higher costs incurred for training and management support at the new units opened in the first half of 2003 due to their high opening unit volumes.

Pei Wei: Preopening expenses increased by $165,000 to $625,000 as of the six months ended June 29, 2003 from $460,000 as of the six months ended June 30, 2002. This increase was primarily due to our opening seven Pei Weis in the first half of 2003 as compared to three Pei Weis in the first half of 2002.

Interest and Other Income (Expense), net

      Consolidated net interest income and other income (expense) was $38,000 in the six months ended June 29, 2003 as compared to $(27,000) in the six months ended June 30, 2002. The increase was primarily a result of interest income earned on our larger cash reserves and capitalization of interest in the first six months of 2003.

Minority Interest

      Consolidated minority interest for the six months ended June 29, 2003 increased to $4.7 million from $3.1 million for the six months ended June 30, 2002. As a percentage of revenues, consolidated minority interest increased to 1.7% of revenues for the six months ended June 29, 2003 from 1.6% of revenues for the six months ended June 30, 2002. The majority of this increase as a percentage of revenues resulted from an increase in the operating profit at many of our existing restaurants in the first half of 2003 as compared to the half of 2002.

Provision for Income Taxes

      Our effective tax rate for the six months ended June 29, 2003 was 34.0%. For the six months ended June 30, 2002, the effective tax rate was 35.0%. The income tax rates for the six months ended June 29, 2003 and June 30, 2002 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $36.6 million and $22.0 million for the six months ended June 29, 2003 and June 30, 2002, respectively. Net cash provided by operating activities exceeded net income for the six months ended June 29, 2003 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity and an increase in accrued expenses. Net cash provided by operating activities exceeded net income for the six months ended June 30, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was partially satisfied by the tax benefit of stock option exercises recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the six months ended June 29, 2003 and June 30, 2002 was $25.7 million and $21.6 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. In the six months ended June 29, 2003 and June 30, 2002, investing activities also included a purchase of short-term investments. We intend to open 18 new Bistros in 2003, six of which were open as of June 29, 2003. We also intend to open 16 new Pei Wei restaurants in 2003, seven of which were open as of June 29, 2003. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the six months ended June 29, 2003 and June 30, 2002 was $2.5 million and $54,000, respectively. Financing activities for both the six months ended June 29, 2003 and June 30, 2002 consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of June 29, 2003. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of June 29, 2003.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of our expansion, real estate markets, site locations and the nature of the arrangements negotiated with our landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2003. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that further additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We can not assure you that such capital will be available on favorable terms, if at all.

      As of June 29, 2003, there were 133 partners within the P.F. Chang’s China Bistro, Inc. system. During the six months ended June 29, 2003, we purchased a partial interest of one of our minority partners (three interests were available for purchase) for a total of $147,000, of which the majority was recorded as intangibles in accordance with generally accepted accounting principles in the United States and will be amortized generally over 15 years, which coincides with the remaining lease term of the restaurants in which the interest pertained. The entire purchase price was paid in cash. During the remainder of 2003, we will have the opportunity to purchase eight additional partnership interests. If all of these interests are fully purchased in their entirety, the total purchase price would approximate $4.0 to $6.0 million based upon the estimated fair value of the respective interests at June 29, 2003. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from June 29, 2003 through the date of purchase. If all of these interests are purchased by the Company in 2003, the estimated financial impact would be an additional $0.01 of earnings per share.

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

      We operated 85 full service, or Bistro, restaurants and 23 limited service, or Pei Wei, restaurants, as of June 29, 2003, 30 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 108 restaurants as of June 29, 2003. We expect to open 18 Bistros and

16 Pei Wei restaurants in fiscal 2003. Our ability to expand successfully will depend on a number of factors, including:

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

      Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship & Immigration Services (BCIS). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with BCIS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      We believe that the market risk associated with our market risk sensitive instruments as of June 29, 2003 is not material, and therefore, disclosure is not required.

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

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      A review of our current litigation is disclosed in the Notes to Unaudited Financial Statements. See “Notes to Unaudited Financial Statements — Note 8 — Commitments and Contingencies.” We are also engaged in other legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on April 9, 2003. There were two proposals up for approval. The results of voting are as follows:

1) The election of the entire Board of Directors:

	Total Votes
	For	Abstain

Richard L. Federico	19,887,889	48,360
Kenneth J. Wessels	19,697,740	238,509
R. Michael Welborn	19,698,000	238,249
James G. Shennan, Jr.	19,906,561	29,688
F. Lane Cardwell, Jr.	19,698,110	238,139
M. Ann Rhoades	19,904,661	31,588
Lesley H. Howe	19,905,031	31,218

2) The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

	Total
Total	Votes
Votes For	Against	Abstain

18,886,832	1,047,527	1,890

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a)     Exhibits:

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b)     Report on Form 8-K

Report on Form 8-K filed on April 9, 2003 containing a press release announcing P.F. Chang’s revenues for its first fiscal quarter of 2003.

Report on Form 8-K filed on April 23, 2003 containing a press release announcing P.F. Chang’s earnings for its first fiscal quarter of 2003.

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

Date: July 23, 2003

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD L. FEDERICO

Chairman and Chief Executive Officer

Date: July 23, 2003

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

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KRISTINA K. CASHMAN

Chief Financial Officer and Secretary

Date: July 23, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and
PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.