Form 10-Q
period 2003-09-28
P F CHANGS CHINA BISTRO INC
filed 2003-10-22
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003.

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

Registrants telephone number, including area code:

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

          As of September 28, 2003, there were outstanding 25,464,790 shares of the registrant’s Common Stock.

TABLE OF CONTENTS

Item		Page

PART I
FINANCIAL INFORMATION
1.	Unaudited Financial Statements	2
	Consolidated Balance Sheets as of December 29, 2002 and September 28, 2003	2
	Consolidated Statements of Income for the Three Months Ended September 29, 2002 and September 28, 2003 and for the Nine Months Ended September 29, 2002 and September 28, 2003	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2002 and September 28, 2003	4
	Notes to Unaudited Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
3.	Quantitative and Qualitative Disclosures About Market Risk	24
4.	Controls and Procedures	24
PART II
OTHER INFORMATION
1.	Legal Proceedings	24
2.	Changes in Securities and Use of Proceeds	24
3.	Defaults upon Senior Securities	24
4.	Submission of Matters to a Vote of Security Holders	24
5.	Other Information	24
6.	Exhibits and Reports on Form 8-K	25

PART I

FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	Note 1
	December 29,	September 28,
	2002	2003

		(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,089	$42,524
Short-term investments	3,800	3,800
Inventories	2,319	2,651
Prepaids and other current assets	6,176	4,037

Total current assets	51,384	53,012
Construction-in-progress	13,557	18,625
Property and equipment, net	137,055	163,174
Goodwill	6,819	6,819
Intangibles, net	5,773	6,692
Other assets	3,862	4,935

Total assets	$218,450	$253,257

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,051	$5,878
Construction payable	3,600	2,199
Accrued expenses	15,497	26,098
Unearned revenue	6,894	5,119
Current portion of long-term debt, including $1,021,000 and $1,518,000 due to related parties at December 29, 2002 and September 28, 2003, respectively	1,633	1,518

Total current liabilities	34,675	40,812
Long-term debt, including $828,000 and $136,000 due to related parties at December 29, 2002 and September 28, 2003, respectively	1,441	136
Deferred income tax liability	4,261	3,365
Minority interests	2,848	3,696
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,001,775 shares issued and outstanding at December 29, 2002 and 25,464,790 at September 28, 2003.	25	27
Additional paid-in capital	128,114	137,784
Retained earnings	47,086	67,437

Total common stockholders’ equity	175,225	205,248

Total liabilities and common stockholders’ equity	$218,450	$253,257

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2002	2003	2002	2003

	(Unaudited)
	(In thousands, except per share)
Revenues	$107,052	$139,729	$306,202	$407,929
Costs and expenses:
Restaurant operating costs:
Cost of sales	28,631	38,460	81,784	110,916
Labor	34,187	43,726	96,992	128,170
Operating	18,191	23,316	51,249	67,696
Occupancy	6,426	7,711	18,769	22,747

Total restaurant operating costs	87,435	113,213	248,794	329,529
General and administrative	5,304	6,897	15,720	21,024
Depreciation and amortization	3,673	4,827	10,495	13,761
Preopening expense	2,340	2,627	4,438	5,787

Income from operations	8,300	12,165	26,755	37,828
Interest and other income (expense), net	33	(69)	6	(31)

Income before minority interest and provision for income taxes	8,333	12,096	26,761	37,797
Minority interest	(1,547)	(2,305)	(4,602)	(6,985)

Income before provision for income taxes	6,786	9,791	22,159	30,812
Provision for income taxes	(2,369)	(3,314)	(7,749)	(10,461)

Net income	$4,417	$6,477	$14,410	$20,351

Net income per share:
Basic	$0.18	$0.25	$0.59	$0.80

Diluted	$0.17	$0.25	$0.56	$0.78

Weighted average shares used in computation:
Basic	24,944	25,414	24,583	25,296

Diluted	25,841	26,331	25,914	26,199

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 29,	September 28,
	2002	2003

	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$14,410	$20,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,188	13,447
Amortization of intangibles	307	314
Deferred income taxes (benefit)	(840)	(896)
Tax benefit from disqualifying stock option dispositions credited to equity	11,374	4,408
Minority interest	4,602	6,985
Changes in operating assets and liabilities:
Inventories	(122)	(332)
Prepaids and other current assets	(4,689)	2,139
Other assets	1,366	(1,073)
Accounts payable	748	(1,173)
Accrued expenses	875	10,601
Unearned revenue	(874)	(1,775)

Net cash provided by operating activities	37,345	52,996
Investing Activities:
Capital expenditures	(32,203)	(46,035)
Purchase of investments	(2,000)	—
Purchase of minority interests	(1,457)	(863)

Net cash used in investing activities	(35,660)	(46,898)
Financing Activities:
Repayments of long-term debt	(1,836)	(1,692)
Proceeds from stock options exercised and employee stock purchases	5,222	5,264
Proceeds from minority investors’ contributions	708	750
Distributions to minority members and partners	(4,895)	(6,985)

Net cash used in financing activities	(801)	(2,663)

Net increase in cash and cash equivalents	884	3,435
Cash and cash equivalents at the beginning of the period	20,799	39,089

Cash and cash equivalents at the end of the period	$21,683	$42,524

Supplemental disclosure of cash flow information:
Cash paid for interest	153	138
Cash paid for income taxes	2,703	1,565
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	2,955	370

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation

      As of September 28, 2003, P.F. Chang’s China Bistro, Inc. owned and operated 90 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” We also owned and operated 27 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine month period ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Net income, as reported	$4,417	$6,477	$14,410	$20,351
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	448	703	1,736	2,277

Pro forma net income	$3,969	$5,774	$12,674	$18,074

Net income per share:
Basic, as reported	$0.18	$0.25	$0.59	$0.80

Basic, pro forma	$0.16	$0.23	$0.52	$0.71

Diluted, as reported	$0.17	$0.25	$0.56	$0.78

Diluted, pro forma	$0.15	$0.22	$0.49	$0.69

	Three Months Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2002	2003	2002	2003

	(In thousands, except per share amounts)
Weighted average shares used in computation:
Basic	24,944	25,414	24,583	25,296

Diluted	25,841	26,331	25,914	26,199

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

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. The weighted average number of options that were anti-dilutive for the three and nine months ended September 28, 2003 was 19,000 and 98,000, respectively. The weighted average number of options that were anti-dilutive for the three and nine months ended September 29, 2002 was 330,000 and 68,000, respectively. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

4.	Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of September 28, 2003. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of September 28, 2003.

5.	Accrued Expenses

      Accrued expenses consists of the following:

	December 29,	September 28,
	2002	2003

	(In thousands)
Accrued payroll	$5,455	$7,513
Sales and use tax payable	2,555	2,762
Property tax payable	2,684	2,716
Accrued insurance	1,816	3,482
Accrued rent	2,588	3,704
Income tax payable	—	3,150
Other accrued expenses	399	2,771

	$15,497	$26,098

6.	Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended September 28, 2003:
Revenues	$139,729	$125,745	$13,984
Income (loss) before income taxes	9,791	9,953	(162)
Capital expenditures	21,694	17,575	4,119
Total assets	253,257	231,942	21,315
As of and for the Three Months Ended September 29, 2002:
Revenues	$107,052	$101,190	$5,862
Income (loss) before income taxes	6,786	8,058	(1,272)
Capital expenditures	13,857	11,069	2,788
Total assets	205,091	194,218	10,873
As of and for the Nine Months Ended September 28, 2003:
Revenues	$407,929	$370,404	$37,525
Income before income taxes	30,812	30,711	101
Capital expenditures	46,035	37,026	9,009
Total assets	253,257	231,942	21,315
As of and for the Nine Months Ended September 29, 2002:
Revenues	$306,202	$292,619	$13,583
Income (loss) before income taxes	22,159	24,377	(2,218)
Capital expenditures	32,203	24,729	7,474
Total assets	205,091	194,218	10,873

7.	Income Tax Liability Reduction

      At September 28, 2003, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the nine months ended September 28, 2003, P.F. Chang’s recorded a $4.4 million increase to equity with a corresponding $4.4 million reduction to income tax liability. P.F. Chang’s recorded an $11.4 million increase to equity and reduction to income tax liability for the nine months ended September 29, 2002. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or stockholder.

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

      The Company is also engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, liquidity or financial position.

9.	Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview

      As of September 28, 2003, we owned and operated 90 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      As of September 28, 2003, we also owned and operated 27 limited service restaurants under the name of Pei Wei Asian Diner, or Pei Wei, a concept that caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area. These restaurants are currently located in Arizona, Colorado, Southern California, Texas and Nevada.

      We intend to open 18 new Bistros by the end of 2003, 11 of which were open by the end of the third quarter of 2003. The majority of Bistros that we intend to develop in 2003 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2003. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $325,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 17 new Pei Wei restaurants by the end of 2003, 11 of which were open by the end of the third quarter of 2003. We will continue our development in the Phoenix, Dallas and Southern California markets and have entered three new markets thus far in 2003 (Houston, Texas; Denver, Colorado and Las Vegas, Nevada). We have signed leases for all of our development planned for fiscal 2003. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following tables set forth certain unaudited quarterly information for the three months ended September 29, 2002 and September 28, 2003 and for the nine months ended September 29, 2002 and September 28, 2003, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding, and the month of, the opening of the restaurant. In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant (for approximately its first four to nine months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.

Results for the Three Months Ended September 29, 2002 and September 28, 2003

	Three Months Ended

	September 29, 2002			September 28, 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$107,052	$101,190	$5,862	$139,729	$125,745	$13,984
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.7%	26.6%	29.1%	27.5%	27.3%	29.4%
Labor	31.9	31.4	40.4	31.3	31.1	32.8
Operating	17.0	17.0	16.8	16.7	16.8	15.7
Occupancy	6.0	5.9	8.0	5.5	5.4	6.6

Total restaurant operating costs	81.7	80.9	94.3	81.0	80.6	84.5
General and administrative	5.0	4.5	12.1	4.9	4.7	7.4
Depreciation and amortization	3.4	3.4	4.3	3.5	3.4	3.9
Preopening expense	2.2	1.6	11.9	1.9	1.6	4.2

Income (loss) from operations	7.8	9.5	(22.6)	8.7	9.7	0.0
Interest income (expense), net	0.0	0.0	0.0	0.0	(0.1)	0.0
Minority interest	(1.4)	(1.6)	1.0	(1.6)	(1.7)	(1.1)

Income (loss) before provision for income taxes	6.3	8.0%	(21.7)%	7.0	7.9%	(1.2)%

Provision for income taxes	(2.2)			(2.4)

Net income	4.1%			4.6%

Certain percentage amounts do not sum to total due to rounding.

     Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $32.7 million, or 30.5%, to $139.7 million in the three months ended September 28, 2003 from $107.1 million in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: Revenues increased by $24.6 million at our Bistro restaurants. This increase was attributable to revenues of $11.6 million generated by new restaurants opened in 2003, $7.4 million of revenues in 2003 for restaurants that opened subsequent to September 29, 2002 and a $5.6 million increase in revenues for restaurants that opened before September 29, 2002. Increased customer visits and a modest price increase implemented in the first quarter of 2003 produced comparable restaurant sales gains of 4.8% in the three months ended September 28, 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $8.1 million at our Pei Wei restaurants. The increase was attributable to revenues of $5.4 million generated by new restaurants opened in 2003, $540,000 of revenues in 2003 for restaurants that opened subsequent to September 29, 2002 and a $2.2 million increase in revenues for restaurants that opened before September 29, 2002.

     Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $9.8 million, or 34.3%, to $38.5 million in the three months ended September 28, 2003 from $28.6 million in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.3% in the three months ended September 28, 2003 from 26.6% in the three months ended September 29, 2002. This increase was primarily the result of an increase in poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.4% in the three months ended September 28, 2003 from 29.1% in the three months ended September 29, 2002. This increase was primarily attributable to an increase in poultry prices, offset by an improvement in product management efficiencies.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $9.5 million, or 27.9%, to $43.7 million in the three months ended September 28, 2003 from $34.2 million in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 31.1% in the three months ended September 28, 2003 from 31.4% in the three months ended September 29, 2002. This decrease was primarily due to increased sales leverage on those labor costs that are fixed in nature.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.8% in the three months ended September 28, 2003 from 40.4% in the three months ended September 29, 2002. This decrease was primarily due to improvement in labor efficiencies as well as a lesser impact of opening four new stores in the three months ended September 28, 2003 on a store base of 27, as compared to opening seven new stores in the three months ended September 29, 2002 on a store base of 15.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to nine months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $5.1 million, or 28.2%, to $23.3 million in the three months ended September 28, 2003 from $18.2 million in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants decreased to 16.8% in the three months ended September 28, 2003 from 17.0% for the three months ended September 29, 2002 due to increased sales leverage achieved in the third quarter of 2003 on that portion of operating costs that are fixed in nature.

Pei Wei: Operating expenses as a percentage of revenues decreased at our Pei Wei restaurants to 15.7% in the three months ended September 28, 2003 from 16.8% in the three months ended September 29, 2002. This decrease was primarily attributable to opening three fewer restaurants in the three months ended September 28, 2003 versus September 29, 2002 as well as the reduced impact of these new stores on our expanding revenue base in the current year.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.3 million, or 20.0%, to $7.7 million in the three months ended September 28, 2003 from $6.4 million in the three months ended September 29, 2002. Occupancy costs decreased as a percentage of revenues to 5.5% in the three months ended September 28, 2003 from 6.0% in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.4% for the three months ended September 28, 2003 from 5.9% for the three months ended September 29, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.6% for the three months ended September 28, 2003 from 8.0% for the three months ended September 29, 2002. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $6.9 million in the three months ended September 28, 2003 from $5.3 million in the three months ended September 29, 2002. Consolidated general and administrative expenses as a percentage of revenues decreased to 4.9% in the three months ended September 28, 2003 from 5.0% in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.3 million to $5.9 million in the three months ended September 28, 2003 from $4.6 million in the three months ended September 29, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $670,000 of additional compensation and benefits expense, as well as additional travel and other costs to support a larger restaurant base. We also incurred additional costs of $450,000 related to accounting and legal fees resulting from continued maintenance of high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters.

Pei Wei: General and administrative expenses at Pei Wei increased by $300,000 to $1.0 million in the three months ended September 28, 2003 from $700,000 in the three months ended September 29, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $300,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests from partners in our restaurants. Consolidated depreciation and amortization increased by $1.1 million, or 31.4%, to $4.8 million in the three months ended September 28, 2003 from $3.7 million in the three months ended September 29, 2002. Depreciation and amortization as a percentage of revenues increased to 3.5% in the three months ended September 28, 2003 from 3.4% in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $900,000 to $4.3 million for the three months ended September 28, 2003 from $3.4 million for the three months ended September 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 29, 2002 totaling $700,000 for the three months ended September 28, 2003; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the third quarter of 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $290,000 to $540,000 for the three months ended September 28, 2003 from $250,000 for the three months ended September 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 29, 2002 totaling $200,000 for the three months ended September 28,

2003; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the third quarter of 2002.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended September 28, 2003 increased to $2.6 million from $2.3 million in the three months ended September 29, 2002. Preopening expenses decreased as a percentage of revenues to 1.9% in the three months ended September 28, 2003 from 2.2% in the three months ended September 29, 2002. Each segment contributed as follows:

Bistro: Preopening expenses increased by $400,000 to $2.0 million as of the three months ended September 28, 2003 from $1.6 million as of the three months ended September 29, 2002. This increase was primarily due to the opening of five Bistros in the third quarter of 2003 as compared to three Bistros in the third quarter of 2002, as well as higher costs incurred for training and management support at the new units opened in the third quarter of 2003 due to high opening unit volumes.

Pei Wei: Preopening expenses decreased by $110,000 to $590,000 as of the three months ended September 28, 2003 from $700,000 as of the three months ended September 29, 2002. This decrease is primarily due to four Pei Wei openings in the three months ended September 28, 2003 as compared to seven Pei Wei openings in the three months ended September 29, 2002, partially offset by costs incurred for the planned opening of four Pei Wei units in the beginning of the fourth quarter of 2003 as compared to one opening in the fourth quarter of 2002.

Interest and Other Income (Expense), Net

      Consolidated net interest income and other income (expense) was $(69,000) in the three months ended September 28, 2003 as compared to $33,000 in the three months ended September 29, 2002. As a percentage of revenues, consolidated net interest income and other income (expense) was the same for both periods.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority stockholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended September 28, 2003 increased to $2.3 million from $1.5 million for the three months ended September 29, 2002. As a percentage of revenues, minority interest increased to 1.6% of revenues for the three months ended September 28, 2003 from 1.4% of revenues for the three months ended September 29, 2002. The majority of this increase as a percentage of revenues resulted from an increase in the operating profit at many of our existing restaurants in the third quarter of 2003 as compared to the third quarter of 2002, offset by the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes

      Our effective tax rate for the three months ended September 28, 2003 was 34%. For the three months ended September 29, 2002, the effective tax rate was 35%. The income tax rates for the three months ended September 28, 2003 and September 29, 2002 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the Nine Months Ended September 29, 2002 and September 28, 2003

	Nine Months Ended

	September 29, 2002			September 28, 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$306,202	$292,619	$13,583	$407,929	$370,404	$37,525
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.7%	26.6%	28.4%	27.2%	27.0%	29.2%
Labor	31.7	31.4	37.5	31.4	31.3	32.8
Operating	16.7	16.8	15.6	16.6	16.7	15.5
Occupancy	6.1	6.1	7.8	5.6	5.5	6.6

Total restaurant operating costs	81.2	80.9	89.2	80.8	80.5	84.0
General and administrative	5.1	4.7	14.4	5.2	4.9	7.4
Depreciation and amortization	3.4	3.4	4.2	3.4	3.3	3.8
Preopening expense	1.4	1.1	8.6	1.4	1.2	3.2

Income (loss) from operations	8.9	9.9	(16.4)	9.3	10.1	1.5
Interest income (expense), net	0.0	0.0	(0.1)	0.0	0.0	0.0
Minority interest	(1.5)	(1.6)	0.2	(1.7)	(1.8)	(1.2)

Income (loss) before provision for income taxes	7.4	8.3%	(16.3)%	7.6	8.3%	0.3%

Provision for income taxes	(2.5)			(2.6)

Net income	4.9%			5.0%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      Consolidated revenues increased by $101.7 million, or 33.2%, to $407.9 million in the nine months ended September 28, 2003 from $306.2 million in the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: Revenues increased by $77.8 million at our Bistro restaurants. This increase was attributable to revenues of $24.8 million generated by new restaurants opened in 2003, $23.1 million of revenues in 2003 for restaurants that opened subsequent to September 29, 2002 and a $29.9 million increase in revenues for restaurants that opened before September 29, 2002. Increased customer visits as well as a modest price increase implemented in the first quarter of 2003 produced comparable restaurant sales gains of 5.5% in the nine months ended September 28, 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $23.9 million at our Pei Wei restaurants. The increase was attributable to revenues of $11.1 million generated by new restaurants opened in 2003, $1.5 million of revenues in 2003 for restaurants that opened subsequent to September 29, 2002 and a $11.3 million increase in revenues for restaurants that opened before September 29, 2002.

Costs and Expenses

      Cost of Sales. Consolidated cost of sales increased by $29.1 million, or 35.6%, to $110.9 million in the nine months ended September 28, 2003 from $81.8 million in the nine months ended September 29, 2002. Cost of sales increased as a percentage of revenues to 27.2% in the nine months ended September 28, 2003 from 26.7% in the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.0% in the nine months ended September 28, 2003 from 26.6% in the nine months ended September 29, 2002. This increase was primarily the result of higher poultry prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.2% in the nine months ended September 28, 2003 from 28.4% in the nine months ended September 29, 2002. This increase was primarily attributable to an increase in poultry prices.

      Labor. Consolidated labor expenses increased by $31.2 million, or 32.1%, to $128.2 million in the nine months ended September 28, 2003 from $97.0 million in the nine months ended September 29, 2002. Labor expenses decreased as a percentage of revenues to 31.4% in the nine months ended September 28, 2003 from 31.7% in the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses decreased at our Bistro restaurants to 31.3% in the nine months ended September 28, 2003 from 31.4% in the nine months ended September 29, 2002. The decrease was primarily a result of increased sales leverage on those labor costs that are fixed in nature, offset by higher insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.8% in the nine months ended September 28, 2003 from 37.5% in the nine months ended September 29, 2002. This decrease was primarily due to improvement in labor efficiencies in newer units as well as the reduced impact of newer restaurants on our expanding revenue base.

      Operating. Consolidated operating expenses increased by $16.4 million, or 32.1%, to $67.7 million in the nine months ended September 28, 2003 from $51.2 million in the nine months ended September 29, 2002. Operating expenses decreased as a percentage of revenues to 16.6% in the nine months ended September 28, 2003 from 16.7% in the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues decreased at our Bistro restaurants to 16.7% in the nine months ended September 28, 2003 from 16.8% in the nine months ended September 29, 2002. This decrease was primarily a result of increased sales leverage achieved in the first three quarters of 2003 on that portion of operating costs that are fixed in nature was offset by slightly higher utility and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues decreased at our Pei Wei restaurants to 15.5% in the nine months ended September 28, 2003 from 15.6% in the nine months ended September 29, 2002. This decrease was primarily attributable to the reduced impact of newer restaurants on our expanding revenue base.

      Occupancy. Consolidated occupancy costs increased by $4.0 million, or 21.2%, to $22.7 million in the nine months ended September 28, 2003 from $18.8 million in the nine months ended September 29, 2002. Occupancy costs decreased as a percentage of revenues to 5.6% in the nine months ended September 28, 2003 from 6.1% in the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.5% for the nine months ended September 28, 2003 from 6.1% for the nine months ended September 29, 2002. This decrease in occupancy was primarily the result of the increased sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.6% for the nine months ended September 28, 2003 from 7.8% for the nine months ended September 29, 2002. This decrease in occupancy was primarily the result of the increased sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. Consolidated general and administrative expenses increased to $21.0 million in the nine months ended September 28, 2003 from $15.7 million in the nine months ended September 29, 2002. Consolidated general and administrative expenses increased as a percentage of revenues to 5.2% for the nine months ended September 28, 2003 from 5.1% for the nine months ended September 29, 2002. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $4.5 million to $18.2 million in the nine months ended September 28, 2003 from $13.8 million in the nine months ended September 29, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $3.1 million of additional compensation and benefits expense, as well as additional travel and other costs to support a larger restaurant base. We also spent an additional $825,000 in accounting and legal fees resulting from continued maintenance of high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters.

Pei Wei: General and administrative expenses at Pei Wei increased by $800,000 to $2.8 million in the nine months ended September 28, 2003 from $2.0 million in the nine months ended September 29, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $730,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, accounting, legal and occupancy costs.

      Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.3 million, or 31.1%, to $13.8 million in the nine months ended September 28, 2003 from $10.5 million in the nine months ended September 29, 2002. Consolidated depreciation and amortization as a percentage of revenues were at 3.4% for both the nine months ended September 28, 2003 and September 29, 2002. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $2.4 million to $12.3 million for the nine months ended September 28, 2003 from $9.9 million for the nine months ended September 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 29, 2002 totaling $1.7 million for the nine months ended September 28, 2003; as well as a full nine months of depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $800,000 to $1.4 million for the nine months ended September 28, 2003 from $600,000 for the nine months ended September 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 29, 2002 totaling $380,000 for the nine months ended September 29, 2002; as well as a full nine months of depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 2002.

      Preopening Expense. Consolidated preopening expenses in the nine months ended September 28, 2003 increased to $5.8 million from $4.4 million in the nine months ended September 29, 2002. Consolidated preopening expenses as a percentage of revenues were at 1.4% for both the nine months ended September 28, 2003 and September 29, 2002. Each segment contributed as follows:

Bistro: Preopening expenses increased by $1.3 million to $4.6 million as of the nine months ended September 28, 2003 from $3.3 million as of the nine months ended September 29, 2002. This increase was primarily due to the opening of eleven Bistros in the first three quarters of 2003 as compared to eight Bistros in the first three quarters of 2002, as well as higher costs incurred for training and management support at the new units opened in the first three quarters of 2003 due to their high opening unit volumes.

Pei Wei: Preopening expenses totaled $1.2 million for both the nine months ended September 28, 2003 and September 29, 2002 and remained consistent in both periods due to the opening of approximately the same number of restaurants.

Interest and Other Income (Expense), net

      Consolidated net interest income and other income (expense) was $(31,000) in the nine months ended September 28, 2003 as compared to $6,000 in the nine months ended September 29, 2002. As a percentage of revenues, consolidated net interest income and other income (expense) was the same for both periods.

Minority Interest

      Consolidated minority interest for the nine months ended September 28, 2003 increased to $7.0 million from $4.6 million for the nine months ended September 29, 2002. As a percentage of revenues, consolidated minority interest increased to 1.7% of revenues for the nine months ended September 28, 2003 from 1.5% of revenues for the nine months ended September 29, 2002. The majority of this increase as a percentage of revenues resulted from an increase in the operating profit at many of our existing restaurants in the first three quarters of 2003 as compared to the first three quarters of 2002, offset by the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes

      Our effective tax rate for the nine months ended September 28, 2003 was 34%. For the nine months ended September 29, 2002, the effective tax rate was 35%. The income tax rates for the nine months ended September 28, 2003 and September 29, 2002 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $53.0 million and $37.3 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. Net cash provided by operating activities exceeded net income for the nine months ended September 28, 2003 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity and an increase in accrued expenses. Net cash provided by operating activities exceeded net income for the nine months ended September 29, 2002 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was partially satisfied by the tax benefit of stock option exercises recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the nine months ended September 28, 2003 and September 29, 2002 was $46.9 million and $35.7 million, respectively. Capital expenditures made up the majority of our investing activities in both periods. In the nine months ended September 29, 2002, investing activities also included a purchase of short-term investments. We intend to open 18 new Bistros in 2003, 11 of which were open as of September 28, 2003. We also intend to open 17 new Pei Wei restaurants in 2003, 11 of which were open as of September 28, 2003. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $325,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the nine months ended September 28, 2003 and September 29, 2002 was $2.7 million and $800,000, respectively. Financing activities for both the nine months ended

September 28, 2003 and September 29, 2002 consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of September 28, 2003. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of September 28, 2003.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of our expansion, real estate markets, site locations and the nature of the arrangements negotiated with our landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2003. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that further additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all.

      As of September 28, 2003, there were 144 partners within the P.F. Chang’s China Bistro, Inc. system. By the end of 2003, we will have had the opportunity to purchase eleven partners’ interests which have reached their five year threshold period during the year as well as one additional partner’s interest. During the nine months ended September 28, 2003, of the opportunities that have arisen, we have purchased two interests in their entirety, three partial interests and have passed on two opportunities. These purchases have totaled $1.3 million, of which the majority was recorded as intangibles in accordance with generally accepted accounting principles in the United States and will be amortized generally over 15 years, which coincides with the remaining lease term of the restaurants in which the interest pertained. Approximately $900,000 of the total purchase price was paid in cash while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at September 28, 2003. During the remainder of 2003, we will have the opportunity to purchase five additional partnership interests. If all of these interests are fully purchased in their entirety, the total purchase price would approximate $1.0 to $2.0 million based upon the estimated fair value of the respective interests at September 28, 2003. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from September 28, 2003 through the date of purchase. If all of these interests are purchased by the Company in 2003, there would be minimal estimated financial impact on earnings per share (i.e. less than $0.01 per share).

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

      Our most critical accounting policies, which are those that require significant judgment include: partnership structure, impairment of long-lived assets, impairment of goodwill, and self insurance. An in-depth description of these can be found in our most recent Form 10-K, filed on February 12, 2003.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      As of September 28, 2003, we operated 90 full service, or Bistro, restaurants and 27 limited service, or Pei Wei, restaurants, 29 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We can’t assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 117 restaurants as of September 28, 2003. We expect to open 18 Bistros and 17 Pei Wei restaurants in fiscal 2003 and 16 to 18 new Bistros and 19 to 21 new Pei Wei restaurants in fiscal 2004. Our ability to expand successfully will depend on a number of factors, including:

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

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly in the past year. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve upon operating efficiencies.

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

      We believe that the market risk associated with our market risk sensitive instruments as of September 28, 2003 is not material, and therefore, disclosure is not required.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b) Report on Form 8-K

Report on Form 8-K filed on July 3, 2003 containing a press release announcing P.F. Chang’s revenues for its second fiscal quarter of 2003.

Report on Form 8-K filed on July 28, 2003 containing a press release announcing P.F. Chang’s earnings for its second fiscal quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

______________________________________
Richard L. Federico
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ KRISTINA K. CASHMAN

______________________________________
Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

Date: October 22, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.