Form 10-K
period 2003-12-28
P F CHANGS CHINA BISTRO INC
filed 2004-03-15
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

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

          The aggregate market value of the registrant’s common stock as of the last day of the second fiscal quarter, June 29, 2003, is $1,235,078,898.

          On February 27, 2004 there were outstanding 25,565,988 shares of the registrant’s Common Stock.

Documents Incorporated by Reference

(to the extent indicated herein)

          Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 23, 2004 are incorporated by reference into Part III of this Report.

Explanatory Note

      In response to recent changes concerning the accounting for certain partnership arrangements at companies that have partnership programs similar to P.F. Chang’s, the Company requested the staff of the U.S. Securities and Exchange Commission (the “Staff”) to review its accounting for the Company’s partnership structure. As a result of its discussions with the Staff, the Company is restating its Consolidated Financial Statements for periods prior to December 28, 2003. These restatements result in a portion of the Company’s partnership program being accounted for under a compensatory accounting model.

      The Company will now i) reclassify a portion of its minority interest expense to compensation expense for an employee/partner imputed bonus, ii) record an expense for the difference between a partner’s cash capital contribution and the imputed fair value of that interest and iii) write off all intangibles balances previously recorded on the balance sheet on a retrospective basis to reflect the fact that the Company had the option to repurchase partners’ interests at their capital account balances rather than at fair value.

PART I

Item 1.     Business

General

      P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s”) was incorporated in January 1996 as a Delaware corporation and conducted its initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We report our financial and descriptive information according to two reportable operating segments: Bistro and Pei Wei (see Notes to Consolidated Financial Statements — Note 14 — Segment Reporting).

      P.F. Chang’s owned and operated 97 full service, or Bistro, restaurants as of December 28, 2003 that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. Our menu is focused on select dishes created to capture the distinct flavors and styles of the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. By adhering to the Chinese culinary precepts of fan and t’sai, a balancing of rice, noodles and grains with meat, seafood and vegetables, the Bistro’s menu offers an array of taste, texture, color and aroma. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Dan Noodles. Our traditional cuisine is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

      We also owned and operated 33 limited service, or Pei Wei, restaurants as of December 28, 2003. Pei Wei Asian Diner caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, four units in 2001, 11 units in 2002, and 17 units in 2003. These restaurants are located in Arizona, Colorado, Southern California, Nevada, New Mexico, and Texas.

Concept and Strategy

      P.F. Chang’s objectives are to develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners and participate in the cash flows of the restaurants for which they have responsibility. We believe we have demonstrated the viability of the P.F. Chang’s concept in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management equity participation provided by our partnership programs should position us to continue this expansion without sacrificing P.F. Chang’s restaurant-level operating performance and return on investment.

Menu

      The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the principles of fan and t’sai foods. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine with traditional recipes from the five major culinary regions of China: Canton, Hunan, Mongolia, Shanghai and Szechwan. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style ducklings and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. We also offer several vegetarian dishes for our customers. MSG is not added to any ingredients at P.F. Chang’s.

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

      The Bistro’s entrees range in price from $8.00 to $18.00, and our appetizers range in price from $4.00 to $8.00. The average check per guest, including alcoholic beverages, is approximately $17.00 to $18.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 17% of revenues. Lunch and dinner contribute approximately 33% and 67% of revenues, respectively.

      The menu for our limited service concept, Pei Wei, also offers a variety of intensely flavored culinary creations; however, this menu is more concise and includes not only Chinese cuisine but other Asian dishes as well. Our guests can enjoy some of their favorite Chinese dishes available at the Bistro, such as Soothing Lettuce Wraps and Orange Peel Beef, while also sampling other items such as Vietnamese Salad Rolls and Pad Thai. Pei Wei entrees range in price from $6.00 to $9.00, with appetizers ranging from $3.00 to $7.00. We offer beer and wine at Pei Wei and these purchases comprise approximately 2% of sales. Take-out sales comprise approximately 40% of total revenues. The average check for a guest dining in at Pei Wei, including beer and wine sales, is approximately $8.00 to $9.00. Lunch and dinner contribute approximately 45% and 55% of revenues, respectively.

Operations

      We utilize a partnership structure to facilitate the development, leadership and operation of our restaurants. We have entered into a series of partnership agreements with all of our regional managers (“Market Partners” and “Area Partners”), and with those of our general managers (“Operating Partners”) and executive chefs (“Chef Partners”) who choose to invest. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for their percentage interest in the partnership. We do not finance any partner capital contributions. For this capital contribution, the partner receives an ownership interest generally ranging from two to seven percent in a specific restaurant or region. Each partner shares in the income or loss of the restaurant or region they invest in based solely on their percentage interest purchased.

      P.F. Chang’s strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of a general manager, two or three managers, an executive chef, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The staff of a typical Pei Wei restaurant consists of a general manager, one or two managers, an executive chef, and one sous chef, as well as approximately 45 hourly employees. The general manager of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The executive chef is responsible for product quality, purchasing, food costs and kitchen labor costs. P.F. Chang’s requires our general managers and executive chefs to have significant experience in the full service restaurant industry.

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

Purchasing

      P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts generally average in duration from two to twelve months. With the exception of a portion of our produce, which is purchased locally, we utilize Distribution Market Advantage as the primary distributor of product to all of our restaurants. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Chinese-specific ingredients are usually sourced directly from Hong Kong, China and Taiwan. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

      At December 28, 2003, P.F. Chang’s employed approximately 16,500 persons, 155 of whom were executive office personnel, 1,070 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

      P.F. Chang’s believes that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns, over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as the performance of the entire system. These unit economics will be available on our website.

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

      We operated 97 full service, or Bistro, restaurants and 33 limited service, or Pei Wei, restaurants as of December 28, 2003, 35 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 130 restaurants as of December 28, 2003. We expect to open 18 Bistros and 20 Pei Wei restaurants in 2004. Our ability to expand successfully will depend on a number of factors, including:

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

      Although it appears that our country’s current economic conditions are improving, we could still experience pressures in 2004 associated with a weak economy. Our customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks on the United States and possible future terrorist attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      Our financial results may also fluctuate significantly as a result of recent changes in how we account for certain aspects of our partnership program.

      As is more fully described in Note 1 to our financial statements, we have revised our accounting method for certain aspects of our partnership program. The most significant change that will affect future operating results relates to non-cash charges to expense for the excess of the imputed fair value of partner investments over the amount paid by our partners. After we execute the modification described in the next sentence, for each new restaurant opening, we will be recording a non-cash expense for this difference at the time a partner invests, so the timing and volume of restaurant openings, the extent of eligible persons electing to invest, and the determination of the related fair value for the investment, will create fluctuations in our financial results. We plan to modify a provision in most of our past partnership agreements that will result in a non-cash, pre-tax charge of $11.5 million for all of the unrecognized costs from prior years associated with the difference between imputed fair value of partner investments over the amounts paid by our partners. This charge will be recorded in the period we make the modification, which we presently expect to be the first quarter of 2004. As a result of this $11.5 million charge, there will be a corresponding increase in Minority Interest on the Balance Sheet.

      For the reasons noted above, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our produce, which is purchased locally by each restaurant, we rely on Distribution Market Advantage as the primary distributor of our ingredients. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising insurance costs could negatively impact profitability.

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability) has risen significantly over the past few years and is expected to continue to increase in 2004. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. We self insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

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

      Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Service (“BCIS”). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with BCIS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force.

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

      Failure to comply with these and other regulations could negatively impact our business and our reputation.

Litigation could have a material adverse effect on our business.

      We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability. (See Item 3 of the Form 10-K.)

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

      A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

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

Item 2.	Properties

      The following table depicts existing Bistros as of the date of this 10-K.

	Number of	Average
State	Locations	Square Footage

Alabama	1	6,650
Arizona	6	6,500
California	19	6,750
Colorado	4	7,050
Florida	8	6,550
Georgia	3	5,950
Illinois	3	7,800
Indiana	2	7,050
Louisiana	1	5,850
Massachusetts	1	5,750
Maryland	2	6,750
Michigan	3	6,750
Minnesota	2	7,150
Missouri	2	7,050
North Carolina	3	6,850
Nebraska	1	7,100
New Jersey	1	7,300
New Mexico	1	7,100
Nevada	5	8,450
New York	3	7,000
Ohio	5	6,400
Oklahoma	1	7,100
Oregon	1	5,600
Pennsylvania	2	7,200
Tennessee	4	6,750
Texas	10	6,800
Utah	2	5,300
Virginia	4	6,750
Washington	2	5,700
Wisconsin	1	6,450

      The following table depicts existing Pei Wei locations as of the date of this 10-K.

	Number of	Average
State	Locations	Square Footage

Arizona	12	3,000
California	6	3,300
Colorado	2	3,200
Nevada	1	3,250
New Mexico	1	3,350
Texas	15	3,150

      In 2004, P.F. Chang’s intends to open 18 Bistros (approximately half in new and half in existing markets) and 20 Pei Weis (most in existing markets with a portion in new markets). As of the date of this 10-K, six of the 18 planned new Bistros and four of the 20 planned new Pei Weis were open.

Expansion Strategy and Site Selection

      P.F. Chang’s is actively developing Bistro and Pei Wei restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment and strip centers. Each Bistro restaurant is designed to convey a unique expression of local styles incorporated into the decor that maximizes the value and visibility of the site.

      We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total capitalized investment of approximately $3.4 million per restaurant. This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $375,000 per restaurant. We currently lease the sites for all of our Bistro restaurants and do not intend to purchase real estate for our sites in the future.

      We intend to continue to develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistro’s established brand identity. The restaurants will be approximately 3,000 to 3,200 square feet in size and will require, on average, a total capitalized investment of approximately $1.3 million per restaurant. This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to approximate $750,000 per restaurant. Preopening expenses for our Pei Wei restaurants are expected to average approximately $110,000 per restaurant. We currently lease the sites for all of our Pei Wei restaurants and do not intend to purchase real estate for our sites in the future.

      We also expect that for each new restaurant opened in 2004 that we will incur charges relating to our partnership program of approximately $275,000 for each Bistro unit and $60,000 for each Pei Wei unit if all eligible employees elect to invest as minority partners.

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

      P.F. Chang’s executive offices are currently located in approximately 30,000 square feet of leased space in Scottsdale, Arizona.

Item 3.	Legal Proceedings

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

      Also in February of 2003, the Company was served with a 60 day “Notice of Intent to Sue” under California Health and Safety Code Section 25249.6. The plaintiff asserts on behalf of the general public that the Company failed to provide required warning notices under the Health and Safety Code provisions commonly known as Proposition 65 in connection with the serving of fish potentially containing unacceptably high levels of mercury. The California Attorney General has the right to take over this lawsuit and has done so. The plaintiff has also asserted an unfair competition claim based on the same facts that may proceed even though the California Attorney General has taken over the Proposition 65 claim. The plaintiff seeks civil damages of $2,500 per day for each alleged violation and a permanent injunction requiring the Company to post warning notices. The Company is in the process of working with the California Attorney General to resolve this matter and intends to vigorously defend its position with respect to the unfair competition claim. The Company, after consultation with legal counsel, does not believe that the ultimate outcome of this matter will have a material adverse impact on its financial position.

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

Quarter Ended	High	Low

March 31, 2002	33.62	23.65
June 30, 2002	39.98	30.54
September 29, 2002	33.43	26.76
December 29, 2002	36.89	28.08
March 30, 2003	39.89	30.25
June 29, 2003	49.80	36.28
September 28, 2003	51.22	44.01
December 28, 2003	54.59	42.55

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

      On February 27, 2004, there were 128 holders of record of P.F. Chang’s common stock.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Consolidated Financial Data

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal
	1999(1)	2000(1)	2001(1)	2002(1)	Year 2003

	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Income Data:
Revenues	$153,295	$234,905	$318,776	$422,091	$559,245
Costs and expenses:
Restaurant operating costs:
Cost of sales	42,136	64,720	86,368	112,571	152,788
Labor	45,569	69,685	97,094	133,536	174,989
Partner bonus	448	761	992	1,192	1,439
Operating	25,907	40,312	53,932	70,775	92,988
Occupancy	9,865	14,752	19,902	25,457	30,559

Total restaurant operating costs	123,925	190,230	258,288	343,531	452,763
General and administrative	9,648	12,290	16,359	20,590	28,768
Depreciation and amortization	4,975	7,867	11,007	13,959	18,834
Preopening expense	4,344	5,200	5,099	6,334	8,654
Partner investment expense	629	1,385	2,744	5,798	4,196

Income from operations	9,774	17,933	25,279	31,879	46,030
Interest income (expense) and other income, net	432	(39)	900	41	45

Income before minority interest and provision for income taxes	10,206	17,894	26,179	31,920	46,075
Minority interest	(2,021)	(3,556)	(4,558)	(5,243)	(7,887)

Income before provision for income taxes	8,185	14,338	21,621	26,677	38,188
Provision for income taxes	(2,536)	(5,458)	(7,654)	(9,097)	(12,800)

Net income	$5,649	$8,880	$13,967	$17,580	$25,388
Basic net income per share	$0.28	$0.43	$0.59	$0.71	$1.00

Diluted net income per share	$0.25	$0.39	$0.55	$0.68	$0.97

Shares used in calculation of basic net income per share	20,434	20,752	23,728	24,688	25,345

Shares used in calculation of diluted net income per share	22,310	22,708	25,470	25,924	26,250

	As of	As of	As of	As of	As of
	January 2,	December 31,	December 30,	December 29,	December 28,
	2000(1)	2000(1)	2001(1)	2002(1)	2003

	(In thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$5,333	$6,390	$20,799	$39,089	$45,478
Total assets	81,707	115,542	171,257	212,677	273,077
Short- and long-term debt	1,829	16,692	2,092	3,074	1,590
Common stockholders’ equity	64,175	75,878	133,719	168,797	205,711

(1)	The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to its financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      As of December 28, 2003, we owned and operated 97 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      As of December 28, 2003, we also owned and operated 33 limited service restaurants, or Pei Weis, serving Asian cuisine that cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. These restaurants are located in Arizona, Colorado, Southern California, Nevada, New Mexico, and Texas.

      We intend to open 18 new Bistros in 2004. Approximately half of those units that we intend to develop in 2004 will be located in existing markets, and approximately half of these new restaurants will be in new markets across the United States. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2004. We intend to continue to develop full service restaurants that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $375,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 20 Pei Wei restaurants in 2004. We will continue our development in existing markets and plan to enter five to six new markets in 2004. Our Pei Wei restaurants are generally around 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to average approximately $110,000 per restaurant.

Results of Operations

      The operating results of P.F. Chang’s for the fiscal years ended December 29, 2002 (fiscal year 2002) and December 28, 2003 (fiscal year 2003), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2002(1)			Fiscal Year 2003

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.7	26.6	28.4	27.3	27.1	29.2
Labor	31.6	31.3	37.1	31.3	31.1	32.9
Partner bonus	0.3	0.3	0.1	0.3	0.3	0.2
Operating	16.8	16.8	16.1	16.6	16.7	15.7
Occupancy	6.0	6.0	7.5	5.5	5.3	6.7

Total restaurant operating costs	81.4	80.9	89.2	80.9	80.6	84.6
General and administrative	4.9	4.5	12.3	5.1	4.9	7.3
Depreciation and amortization	3.3	3.3	4.2	3.4	3.3	3.9
Preopening expense	1.5	1.3	6.0	1.5	1.4	3.1
Partner investment expense	1.4	1.4	0.4	0.8	0.8	0.5

Income (loss) from operations	7.6	8.6	(12.2)	8.2	9.0	0.6
Interest and other income (expense), net	0.0	0.0	(0.1)	0.0	0.0	0.0
Minority interest	(1.2)	(1.3)	(0.0)	(1.4)	(1.5)	(1.0)

Income (loss) before provision for income taxes	6.3	7.3%	(12.3)%	6.8	7.6	(0.3)%

Provision for income taxes	(2.2)			(2.3)

Net income	4.2%			4.5%

      Certain percentage amounts do not sum to total due to rounding.

      P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2002 and 2003 each were comprised of 52 weeks.

(1)	The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to its financial statements.

Year Ended December 28, 2003 Compared to Year Ended December 29, 2002

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $137.1 million, or 32.5%, to $559.2 million in the year ended December 28, 2003 from $422.1 million in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Revenues increased by $104.9 million at our Bistro restaurants. This increase was attributable to revenues of $45.2 million generated by new restaurants opened in 2003, a $41.1 million increase in revenues in 2003 for restaurants that opened in 2002 and a $18.6 million increase in revenues for restaurants opened prior to 2002. Increased customer visits as well as a modest price increase in the first quarter of 2003 produced comparable restaurant sales gains of 5.1% in 2003. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $32.2 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $19.2 million generated by our seventeen new restaurants opened in 2003, a $12.9 million increase in revenues in 2003 for the eleven restaurants that opened in 2002 and an approximate $100,000 increase in revenues for restaurants opened prior to 2002.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $40.2 million, or 35.7%, to $152.8 million in the year ended December 28, 2003 from $112.6 million in the year ended December 29, 2002. Cost of sales increased as a percentage of revenues to 27.3% in the year ended December 28, 2003 from 26.7% in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.1% in the year ended December 28, 2003 from 26.6% in the year ended December 29, 2002. This increase was primarily the result of higher poultry, produce and dry foods prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.2% in the year ended December 28, 2003 from 28.4% in the year ended December 29, 2002. This increase was primarily the result of higher poultry, produce and dry foods prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $41.5 million, or 31.0%, to $175.0 million in the year ended December 28, 2003 from $133.5 million in the year ended December 29, 2002. Labor expenses as a percentage of revenues decreased to 31.3% in the year ended December 28, 2003 from 31.6% in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 31.1% in the year ended December 28, 2003 from 31.3% in the year ended December 29, 2002. This decrease was a result of increased sales leverage on those labor costs that are fixed in nature, as well as lower workers compensation expense given an improvement in claims trends, partially offset by higher payroll taxes and health insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.9% in the year ended December 28, 2003 from 37.1% in the year ended December 29, 2002. This decrease was primarily due to improvement in labor efficiencies in our newer units as well as the reduced impact of newer restaurants on our expanding revenue base.

      Partner Bonus. Partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interests) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants.

Bistro: Partner bonus expense at the Bistro remained flat at 0.3% of sales for both the fiscal year ended December 28, 2003 and December 29, 2002.

Pei Wei: Partner bonus expense at Pei Wei increased nominally to 0.2% of sales for the fiscal year ended December 28, 2003 from 0.1% December 29, 2002.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $22.2 million, or 31.4%, to $93.0 million in the year ended December 28, 2003 from $70.8 million in the year ended December 29, 2002. Operating expenses decreased as a percentage of revenues to 16.6% in the year ended December 28, 2003 from 16.8% in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues decreased at our Bistro restaurants to 16.7% in the year ended December 28, 2003 from 16.8% in the year ended December 29, 2002. This decrease was primarily attributable to the sales leverage achieved on the portion of these operating costs that are fixed in nature, partially offset by slightly higher utility and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues decreased at our Pei Wei restaurants to 15.7% for the year ended December 28, 2003 from 16.1% in the year ended December 29, 2002. This decrease was primarily attributable to the reduced impact of new restaurants on our expanding revenue base.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $5.1 million, or 20.0%, to $30.6 million in the year ended December 28, 2003 from $25.5 million in the year ended December 29, 2002. Occupancy costs decreased as a percentage of revenues to 5.5% in the year ended December 28, 2003 from 6.0% in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.3% for the year ended December 28, 2003 from 6.0% for the year ended December 29, 2002. This decrease was primarily the result of the sales leverage achieved on occupancy costs that are fixed in nature, more favorable lease terms associated with new restaurants and lower property tax expense.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.7% for the year ended December 28, 2003 from 7.5% for the year ended December 29, 2002. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature, more favorable lease terms associated with new restaurants and lower property tax expense.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $28.8 million in the year ended December 28, 2003 from $20.6 million in the year ended December 29, 2002. Consolidated general and administrative expenses increased as a percentage of revenues to 5.1% in the year ended December 28, 2003 from 4.9% in the year ended December 29, 2002. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $6.9 million to $24.8 million in the year ended December 28, 2003 from $17.9 million in the year ended December 29, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $4.3 million of additional compensation and benefits expense. In addition to increased travel costs to support a larger restaurant base, we also spent an additional $1.4 million in accounting, consulting and legal fees in our efforts to maintain high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters. General and administrative expenses increased as a percentage of revenues from 4.5% in the year ended December 29, 2002 to 4.9% in the year ended December 28, 2003.

Pei Wei: General and administrative expenses at Pei Wei increased by $1.3 million to $4.0 million in the year ended December 28, 2003 from $2.7 million in the year ended December 29, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.1 million of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced significant increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, accounting, legal and occupancy costs. General and administrative expenses decreased as a percentage of revenues from 12.3% to 7.3% as a result of our increasing revenue base associated with our new store openings.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets. Consolidated depreciation and amortization increased by $4.9 million, or 34.0%, to $18.8 million in the year ended December 28, 2003 from $13.9 million in the year ended December 29, 2002. Depreciation and amortization as a percentage of revenues was 3.4% for the year ended December 28, 2003 and 3.3% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $3.7 million to $16.7 million for the year ended December 28, 2003 from $13.0 million for the year ended December 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened in 2003 totaling $1.8 million as well as a full year’s depreciation and amortization on restaurants opened in 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $1.2 million to $2.1 million for the year ended December 28, 2003 from $928,000 for the year ended December 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened in 2003 totaling $600,000 as well as a full year’s depreciation and amortization on restaurants opened in 2002.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the year ended December 28, 2003 increased to $8.7 million from $6.3 million in the year ended December 29, 2002. Preopening expenses as a percentage of revenues were 1.5% for both the years ended December 28, and December 29, 2002. Each segment contributed as follows:

Bistro: Preopening expenses increased by $2.0 million to $7.0 million as of the year ended December 28, 2003 from $5.0 million as of the year ended December 29, 2002. This increase was due to the opening of 18 Bistros in 2003 as compared to 17 Bistros in 2002, the current year effect of opening three Bistros in January 2004 compared to two in January 2003 and higher than anticipated average costs for our 2003 new unit openings.

Pei Wei: Preopening expenses increased by $400,000 to $1.7 million as of the year ended December 28, 2003 from $1.3 million as of the year ended December 29, 2002. This increase was primarily due to our opening 17 Pei Weis in 2003 as compared to 11 Pei Weis in 2002, partially offset by lower than anticipated average costs for our 2003 new unit openings.

      Partner Investment Expense. Partner investment expense consists of two components: i) the difference between the imputed fair value of our partners’ ownership interest at the time the partner invested in their restaurant and our partners’ cash capital contribution for that ownership interest recognized over a five-year period and ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest.

Bistro: Partner investment expense at the Bistro decreased to $3.9 million in fiscal year ended December 28, 2003 from $5.7 million in fiscal year ended December 29, 2002. This decrease was primarily the result of an additional $2.5 million recorded in fiscal 2002 as compared to fiscal 2003 for the excess of the purchase price of partner repurchases over the imputed fair value for those partner purchases, offset by a $749,000 increase in the accrual of the excess of our partner’s imputed fair value of their ownership interest over their actual cash contribution.

Pei Wei: Partner investment expense at Pei Wei increased to $256,000 in fiscal year ended December 28, 2003 from $97,000 in fiscal year ended December 29, 2002. This increase was the result of an increase in the accrual of the excess of our partner’s imputed fair value of their ownership interest over their actual cash contribution.

Interest and Other Income (Expense), Net

      Consolidated net interest and other income (expense) was $45,000 in the year ended December 28, 2003 as compared to $41,000 in the year ended December 29, 2002. As a percentage of revenues, consolidated net interest income and other income (expense) was the same for both periods.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which is attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the year ended December 28, 2003 increased to $7.9 million from $5.2 million for the year ended December 29, 2002. As a percentage of revenues, minority interest was 1.4% of revenues for the year ended December 28, 2003 and 1.2% of revenues for the year ended December 29, 2002. The impact of an increase in the operating profit at many of our existing restaurants in 2003 compared to 2002 was slightly offset by the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes

      Our effective tax rate for 2003 was 33.5%. For 2002, the effective tax rate was 34.1%. The income tax provision for 2002 and 2003 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

      The operating results of P.F. Chang’s for the fiscal years ended December 30, 2001 (fiscal year 2001) and December 29, 2002 (fiscal year 2002), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2001(1)			Fiscal Year 2002(1)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.1	27.1	27.7	26.7	26.6	28.4
Labor	30.5	30.4	31.9	31.6	31.3	37.1
Partner bonus	0.3	0.3	0.3	0.3	0.3	0.1
Operating	16.9	17.0	13.6	16.8	16.8	16.1
Occupancy	6.2	6.2	7.4	6.0	6.0	7.5

Total restaurant operating costs	81.0	81.0	80.9	81.4	80.9	89.2
General and administrative	5.1	4.9	18.7	4.9	4.5	12.3
Depreciation and amortization	3.5	3.4	3.7	3.3	3.3	4.2
Preopening expense	1.6	1.4	10.5	1.5	1.3	6.0
Partner investment expense	0.9	0.9	0.3	1.4	1.4	0.4

Income (loss) from operations	7.9	8.3	(14.1)	7.6	8.6	(12.2)
Interest and other income (expense), net	0.3	0.3	(0.0)	0.0	0.0	(0.1)
Minority interest	(1.4)	(1.4)	(0.4)	(1.2)	(1.3)	0.0

Income (loss) before provision for income taxes	6.8%	7.2%	(14.5)%	6.3%	7.3%	(12.3)%

Provision for income taxes	(2.4)			(2.2)

Net income	4.4%			4.2%

      Certain percentage amounts do not sum to total due to rounding.

      P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2001 and 2002 each were comprised of 52 weeks.

      (1) The Company has restated its previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 to its financial statements.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $103.3 million, or 32.4%, to $422.1 million in the year ended December 29, 2002 from $318.8 million in the year ended December 30, 2001. Each segment contributed as follows:

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

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $26.2 million, or 30.3%, to $112.6 million in the year ended December 29, 2002 from $86.4 million in the year ended December 30, 2001. Cost of sales decreased as a percentage of revenues to 26.7% in the year ended December 29, 2002 from 27.1% in the year ended December 30, 2001. Each segment contributed as follows:

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

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 31.3% in the year ended December 29, 2002 from 30.4% in the year ended December 30, 2001. This increase was primarily due to higher workers compensation and health insurance costs as well as an increase in California’s hourly minimum wage from $6.25 to $6.75 effective January 1, 2002. We continued to experience pressure on labor costs across the system due to continued increases in workers compensation and health insurance costs as well as increases in certain state minimum wages, such as in California.

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

      Partner Bonus. Partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interests) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants.

Bistro: Partner bonus expense at the Bistro remained the same at 0.3% of sales for both the fiscal year ended December 29, 2002 and December 30, 2001.

Pei Wei: Partner bonus expense at Pei Wei decreased nominally from 0.3% of sales for the year ended December 30, 2001 to 0.1% for the year ended December 29, 2002.

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

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 6.0% for the year ended December 29, 2002 from 6.2% for the year ended December 30, 2001. This decrease was primarily the result of the sales leverage achieved on occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants, both of which were partially offset by higher property and general liability insurance costs.

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

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and the amortization of intangibles associated with the acquisition of ownership interests from partners in our restaurants. Consolidated depreciation and amortization increased by $2.9 million, or 26.4%, to $13.9 million in the year ended December 29, 2002 from $11.0 million in the year ended December 30, 2001. Depreciation and amortization decreased as a percentage of revenues to 3.3% in the year ended December 29, 2002 from 3.5% in the year ended December 30, 2001. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $2.2 million to $13.0 million for the year ended December 29, 2002 from $10.8 million for the year ended December 30, 2001. This increase was primarily due to depreciation and amortization on restaurants opened in 2002 totaling $940,000 as well as a full year’s depreciation and amortization on restaurants opened in 2001, offset by a decrease of $440,000 in amortization related to goodwill which we ceased amortizing on December 31, 2001 in accordance with SFAS No. 142.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $710,000 to $928,000 for the year ended December 29, 2002 from $218,000 for the year ended December 30, 2001. This increase was primarily due to depreciation and amortization on restaurants opened in 2002 totaling $370,000 as well as a full year’s depreciation and amortization on restaurants opened in 2001.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the year ended December 29, 2002 increased to $6.3 million from $5.1 million in the year ended December 30, 2001. Preopening expenses decreased as a percentage of revenues to 1.5% in the year ended December 29, 2002 from 1.6% in the year ended December 30, 2001. Each segment contributed as follows:

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

      Partner Investment Expense. Partner investment expense consists of two components: i) the difference between the imputed fair value of our partners’ ownership interest at the time the partner invested in their restaurant and our partners’ cash capital contribution for that ownership interest, recognized over a five-year period and ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest.

Bistro: Partner investment expense at the Bistro increased to $5.7 million in the year ended December 29, 2002 from $2.7 million in the year ended December 30, 2001. This increase was primarily due to the recording of $2.5 million for the excess of the purchase price of partner repurchases over the imputed fair value for those partner purchases.

Pei Wei: Partner investment expense at Pei Wei increased to $97,000 in the year ended December 29, 2002 from $75,000 in the year ended December 30, 2001 as a result of an increase in the accrual of the excess of our partners’ imputed fair value of their ownership interest over their actual cash contribution.

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

Provision for Income Taxes

      Our effective tax rate for 2002 was 34.1%. For 2001, the effective tax rate was 35.4%. The income tax provision for 2001 and 2002 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Quarterly Results

      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended December 28, 2003, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

      Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

      The operating results of P.F. Chang’s for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 2002				Fiscal 2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$97,500	$101,650	$107,052	$115,889	$131,595	$136,605	$139,729	$151,316
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.1%	26.3%	26.7%	26.6%	26.8%	27.2%	27.5%	27.7%
Labor	31.5	31.6	31.9	31.5	31.7	31.3	31.3	30.9
Partner bonus	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.2
Operating	16.4	16.7	17.0	16.8	16.4	16.7	16.7	16.7
Occupancy	6.3	6.1	6.0	5.8	5.6	5.6	5.5	5.2

Total restaurant operating costs	81.6	81.0	82.0	81.0	80.8	81.1	81.3	80.7
General and administrative	5.1	5.4	5.0	4.2	5.2	5.4	4.9	5.1
Depreciation and amortization	3.3	3.3	3.3	3.3	3.2	3.3	3.4	3.6
Preopening expense	0.6	1.5	2.2	1.6	1.5	0.9	1.9	1.9
Partner investment expense	3.5	0.5	1.1	0.6	0.6	0.7	1.2	0.6

Income from operations	5.9	8.2	6.5	9.3	8.7	8.7	7.4	8.1
Interest income (expense), net	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.1

Income before minority interest and provision for income taxes	5.9	8.2	6.5	9.3	8.7	8.7	7.4	8.2
Minority interest	(1.2)	(1.3)	(1.2)	(1.3)	(1.5)	(1.5)	(1.4)	(1.3)

Income before provision for income taxes	4.7	6.9	5.3	8.1	7.3	7.3	5.9	6.8
Provision for income taxes	(1.5)	(2.4)	(1.8)	(2.8)	(2.5)	(2.4)	(2.0)	(2.3)

Net income	3.2%	4.5%	3.5%	5.3%	4.9%	4.8%	4.0%	4.5%

      Certain percentage amounts do not sum to total due to rounding.

      Historically, P.F. Chang’s has experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Additionally, there may be variability in the amount and percentage of revenues attributable to partner investment expense as a result of the timing of opening new restaurants and the timing of purchasing partner interests. Partner investment expense represents the difference between the imputed fair value of our partners’ ownership interest and our partners’ cash capital contribution for that interest, as well as the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest.

      In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to continue to have a meaningful impact on preopening expenses, labor, operating and partner investment costs until such time as a larger base of restaurants in operation mitigates such impact.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $42.8 million, $53.8 million and $74.5 million for fiscal years 2001, 2002 and 2003, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest and partnership related non-cash expenses.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 2001, 2002 and 2003 was $50.9 million, $33.9 million, and $64.9 million, respectively. Investment activities consisted of capital expenditures of $35.9 million, $43.5 million and $63.7 million in fiscal years 2001, 2002 and 2003, respectively, as well as investments in short-term instruments of $13.3 million and in long-term instruments of $1.7 million in fiscal 2001, sales of short-term instruments of $9.5 million in fiscal 2002, and investments in short-term instruments of $1.2 million in 2003. We intend to open 18 new Bistro restaurants and 20 new Pei Wei restaurants in fiscal year 2004. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $375,000 per restaurant. Total cash investment per each Pei Wei restaurant is expected to average $750,000 with preopening expenses estimated at $110,000 per location.

      Net cash provided by (used in) financing activities in fiscal years 2001, 2002 and 2003 was $22.6 million, $(1.6) million and $(3.2) million, respectively. Financing activities in fiscal year 2001 consisted principally of the proceeds from our private equity placement, offset by the subsequent repayment of the borrowings under our credit facility and distributions to our partners. Financing activities in fiscal years 2002 and 2003 consisted primarily of repayments on long term debt, distributions to our partners and the proceeds from the exercise of stock options.

      In December of 2002, P.F. Chang’s entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, we have the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided that we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. P.F. Chang’s had no borrowings outstanding under the credit facility as of December 28, 2003, although $1.8 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers compensation and general liability insurance claims.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2004. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.

      As of December 28, 2003, there were 159 partners within the P.F. Chang’s China Bistro, Inc. system. During 2003, we had the opportunity to purchase eleven partners’ interests, which had reached their five-year threshold period during the year, as well as one additional partner’s interest. Of these opportunities, we purchased two interests in their entirety, three partial interests and have passed on the remaining opportunities. These purchases totaled approximately $1.3 million. Of the total purchase price, $863,000 was paid in cash while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at December 28, 2003. In 2004, we will have the opportunity to purchase 23 additional partnership interests. If the entirety of these interests are purchased, the total purchase price will approximate $14 million to $17 million based upon the estimated fair value of the respective interests at December 28,

2003. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from December 28, 2003 through the date of purchase. If all of these interests are purchased by the Company in 2004, the estimated financial impact would be an increase to earnings per share of $0.03 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.

Critical Accounting Policies

      Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Partnership Structure

      P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant) utilizing a discounted cash flow model. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. Any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners is recognized as expense over the initial five-year term of the partnership agreement.

      At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of P.F. Chang’s over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. If and when we repurchase our partners’ interests, the excess, if any, of the purchase price over the imputed fair value of these interests has been recognized as expense in the month the repurchase occurs for all fiscal years prior to and including 2003. Subsequent to the date of the modifications to our agreements as discussed in Risk Factors, which we anticipate to be in the first quarter of 2004, the excess, if any, will be recorded in Intangibles and amortized over 15 years, after the modification has been in effect for six months. There is also the possibility of additional charges relating to the modification if, within the initial five year period of the respective interest, the Company repurchases said interest at a value larger than required by the agreements before modification.

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

Self Insurance

      We are self-insured for a significant portion of our current and prior years’ exposures related to our workers compensation, general liability, medical and dental programs. In estimating our self insurance reserves, we utilize estimates of expected losses, based on statistical analyses of historical industry data as well as our own estimates based on P.F. Chang’s actual historical trends. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. Actual experience could also be more favorable than estimated, resulting in expense reductions.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered in to or modified after June 30, 2003. P.F. Chang’s does not have any derivative financial instruments. The adoption of FAS 149 did not have an effect on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. P.F. Chang’s currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on our consolidated financial position, results of operations or cash flows.

Inflation

      The primary inflationary factors affecting our operations are food, labor, insurance and utility costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage can affect our labor costs. Additionally, increases in workers compensation and health insurance costs could also affect our labor costs.

Purchase Commitments

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractural Obligations	Total	1 year	Years	Years	5 Years

	(In thousands)
Long-Term Debt	$1,590	$1,454	$136	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	240,010	21,168	43,189	41,789	133,864
Purchase Obligations	30,323	30,323	—	—	—
Other Long-Term Liabilities Reflected on Balance Sheet at December 28, 2003	—	—	—	—	—

Total	$271,923	$52,945	$43,325	$41,789	$133,864

      In determining purchase obligations for this table we used our interpretation of the definition set forth in the related rule which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse to P.F. Chang’s. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included and to the extent of recourse provision for our failure to purchase.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risks

      Management believes that the market risk associated with P.F. Chang’s market risk sensitive instruments as of December 28, 2003 is not material, and therefore, disclosure is not required.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

P.F. Chang’s China Bistro, Inc.

      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of December 29, 2002 and December 28, 2003, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at December 29, 2002 and December 28, 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States.

      As described in Note 1, “Restatement of Previously Issued Financial Statements”, the Company has restated previously issued financial statements as of December 29, 2002 and for the years ended December 29, 2002 and December 30, 2001 and the beginning retained earnings as of December 31, 2000.

      As described in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Phoenix, Arizona

January 30, 2004,
except for the matters disclosed in Note 1
as to which the date is March 12, 2004

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 28,
	2002	2003

	(Restated)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,089	$45,478
Short-term investments	3,800	5,000
Inventories	2,319	2,911
Prepaids and other current assets	6,176	6,313

Total current assets	51,384	59,702
Construction-in-progress	13,557	16,445
Property and equipment, net	137,055	181,846
Deferred income tax assets	0	2,695
Goodwill	6,819	6,819
Other assets	3,862	5,570

Total assets	$212,677	$273,077

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,051	$8,367
Construction payable	3,600	6,459
Accrued expenses	15,497	29,222
Unearned revenue	6,894	9,851
Current portion of long-term debt, including $1,021,000 and $1,454,000 due to related parties at December 29, 2002 and December 28, 2003, respectively	1,633	1,454

Total current liabilities	34,675	55,353
Long-term debt, including $828,000 and $136,000 due to related parties at December 28, 2002 and December 28, 2003, respectively	1,441	136
Deferred income tax liabilities	237	0
Minority interests	7,527	11,877
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,001,775 shares issued and outstanding at December 29, 2002 and 25,518,039 at December 28, 2003	25	26
Additional paid-in capital	128,114	139,639
Retained earnings	40,658	66,046

Total common stockholders’ equity	168,797	205,711

Total liabilities and common stockholders’ equity	$212,677	$273,077

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Revenues	$318,776	$422,091	$559,245
Costs and expenses:
Restaurant operating costs:
Cost of sales	86,368	112,571	152,788
Labor	97,094	133,536	174,989
Partner bonus	992	1,192	1,439
Operating	53,932	70,775	92,988
Occupancy	19,902	25,457	30,559

Total restaurant operating costs	258,288	343,531	452,763
General and administrative	16,359	20,590	28,768
Depreciation and amortization	11,007	13,959	18,834
Preopening expense	5,099	6,334	8,654
Partner investment expense	2,744	5,798	4,196

Income from operations	25,279	31,879	46,030
Interest and other income (expense):
Interest expense	(302)	(263)	(11)
Interest and other income	1,202	304	56

Income before minority interest and provision for income taxes	26,179	31,920	46,075
Minority interest	(4,558)	(5,243)	(7,887)

Income before provision for income taxes	21,621	26,677	38,188
Provision for income taxes	(7,654)	(9,097)	(12,800)

Net income	$13,967	$17,580	$25,388

Net income per share:
Basic	$0.59	$0.71	$1.00

Diluted	$0.55	$0.68	$0.97

Weighted average shares used in computation:
Basic	23,728	24,688	25,345

Diluted	25,470	25,924	26,250

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stockholders’ Equity

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(In thousands)
Balances, December 31, 2000, as restated	20,906	$20	$66,747	$9,111	$75,878
Issuance of common stock, net of issuance costs of $66,000	2,500	4	40,764	—	40,768
Issuance of common stock under stock option plans	342	—	1,333	—	1,333
Issuance of common stock under employee stock purchase plan	38	—	537	—	537
Issuance of common stock through exercise of outstanding warrant	110	—	—	—	—
Tax benefit from disqualifying stock option dispositions	—	—	1,236	—	1,236
Net income, as restated	—	—	—	13,967	13,967

Balances, December 30, 2001, as restated	23,896	24	110,617	23,078	133,719
Issuance of common stock under stock option plans	1,066	1	4,885	—	4,886
Issuance of common stock under employee stock purchase plan	40	—	825	—	825
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	111	—	111
Tax benefit from disqualifying stock option dispositions	—	—	11,676	—	11,676
Net income, as restated	—	—	—	17,580	17,580

Balances, December 29, 2002, as restated	25,002	25	128,114	40,658	168,797
Issuance of common stock under stock option plans	473	1	5,289	—	5,290
Issuance of common stock under employee stock purchase plan	43	—	1,123	—	1,123
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	138	—	138
Tax benefit from disqualifying stock option dispositions	—	—	4,975	—	4,975
Net income	—	—	—	25,388	25,388

Balances, December 28, 2003	25,518	$26	$139,639	$66,046	$205,711

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands)
	(Restated)	(Restated)
Operating Activities:
Net income	$13,967	$17,580	$25,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,561	13,960	18,834
Partner investment expense	1,800	4,293	3,355
Partner bonus expense	992	1,192	1,439
Amortization of goodwill	446	—	—
Deferred income taxes (benefit)	8	(1,173)	(2,932)
Tax benefit from disqualifying stock option dispositions	1,236	11,676	4,975
Minority interest	4,558	5,243	7,887
Changes in operating assets and liabilities:
Inventories	(383)	(253)	(592)
Prepaids and other current assets	(491)	(2,725)	(137)
Other assets	(899)	803	(1,708)
Accounts payable	2,636	1,287	1,316
Accrued expenses	6,972	(785)	13,725
Unearned revenue	1,357	2,744	2,957

Net cash provided by operating activities	42,760	53,842	74,507
Investing Activities:
Capital expenditures	(35,921)	(43,471)	(63,654)
Sales (purchases) of investments	(15,000)	9,500	(1,200)
Purchases of minority interests	20	47	(22)

Net cash used in investing activities	(50,901)	(33,924)	(64,876)
Financing Activities:
Proceeds from revolving credit facility, net of repayments	(15,000)	—	—
Repayments of long-term debt	(250)	(1,901)	(1,756)
Proceeds from sale of common stock	40,768	—	—
Proceeds from sale of subsidiary common stock	—	111	138
Proceeds from stock options exercised and employee stock purchases	1,870	5,711	6,413
Proceeds from minority investors contributions	555	934	1,074
Distributions to minority members and partners	(5,393)	(6,483)	(9,111)

Net cash provided by (used in) financing activities	22,550	(1,628)	(3,242)

Net increase in cash and cash equivalents	14,409	18,290	6,389
Cash and cash equivalents at the beginning of the year	6,390	20,799	39,089

Cash and cash equivalents at the end of the year	$20,799	$39,089	$45,478

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$358	$195	$146
Cash paid for income taxes	4,223	2,019	1,791
Purchase of minority interests through issuance of long-term debt and conversion to members capital	778	2,955	370

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2003

1.	Restatement of Previously Issued Consolidated Financial Statements

      In response to recent changes concerning the accounting for certain partnership arrangements at companies that have partnership programs similar to P.F. Chang’s, the Company requested the staff of the U.S. Securities and Exchange Commission (the “Staff”) to review its accounting for the Company’s partnership structure. As a result of its discussions with the Staff, the Company is restating its Consolidated Financial Statements for periods prior to December 28, 2003. These restatements result in a portion of the Company’s partnership program being accounted for under a compensatory accounting model.

      The Company will now i) reclassify a portion of its minority interest expense to compensation expense for an employee/partner imputed bonus, ii) record an expense for the difference between a partner’s cash capital contribution and the imputed fair value of that interest and iii) write off all intangibles balances previously recorded on the balance sheet on a retrospective basis to reflect the fact that the Company had the option to repurchase partners’ interests at their capital account balances rather than at fair value.

      The effects of the Company’s restatement on previously reported Consolidated Financial Statements for 2001 and 2002 are summarized below.

      The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Year Ended December 30,		Year Ended December 29,
	2001		2002

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Selected Statement of Income Data:
Partner bonus	$—	$992	$—	$1,192
Total restaurant operating costs	257,296	258,288	342,339	343,531
Depreciation and amortization	11,064	11,007	14,371	13,959
Partner investment expense	—	2,744	—	5,798
Income from operations	28,958	25,279	38,457	31,879
Income before minority interest and provision for income taxes	29,858	26,179	38,498	31,920
Minority interest	(5,550)	(4,558)	(6,435)	(5,243)
Income before provision for income taxes	24,308	21,621	32,063	26,677
Provision for income taxes	(8,689)	(7,654)	(11,171)	(9,097)
Net income	15,619	13,967	20,892	17,580
Basic net income per share	0.66	0.59	0.85	0.71
Diluted net income per share	0.61	0.55	0.81	0.68

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	December 29, 2002

	As Previously	As
	Reported	Restated

Selected Balance Sheet Data:
Intangibles	5,773	—
Total assets	218,450	212,677
Deferred income tax liabilities	4,261	237
Minority interests	2,848	7,527
Retained earnings	47,086	40,658
Total common stockholders’ equity	175,225	168,797
Total liabilities and common stockholders’ equity	218,450	212,677

      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 30,		Year Ended December 29,
	2001		2002

	As Previously	As	As Previously	As
	Reported	Restated	reported	Restated

Selected Cash Flow Data:
Net income	$15,619	$13,967	$20,892	$17,580
Amortization of intangibles	57	—	411	—
Partner investment expense	—	1,800	—	4,293
Partner bonus expense	—	992	—	1,192
Amortization of goodwill	446	446	—	—
Deferred income taxes	1,042	8	901	(1,173)
Minority interest	5,550	4,558	6,435	5,243
Net cash provided by operating activities	43,704	42,760	55,346	53,842
Purchases of minority interests	(924)	20	(1,457)	47
Net cash used in investing activities	(51,845)	(50,901)	(35,428)	(33,924)

2.	Summary of Significant Accounting Policies

Organization and Nature of Operations

      P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro” and “Pei Wei Asian Diner.” The Company was formed in 1996 and became publicly traded in 1998.

Fiscal Year

      The Company’s fiscal year ends on the Sunday closest to the end of December and included 52 weeks in each of 2001, 2002 and 2003.

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

Cash and Cash Equivalents

      The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Cash equivalents at December 28, 2003 consist primarily of money market funds.

Investments

      The Company accounts for investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments are classified as available for sale, and have been recorded at fair value which approximates cost. At December 28, 2003 and December 29, 2002, $5.0 million and $3.8 million respectively was recorded as Short-term investments, consisted of preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America. Under the terms of the investment arrangement, the Company participates in periodic auctions that are generally held every 49 days and that determine the dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. The Company may also sell the investment to certain accredited investors. Under the prospectus it is the intention of the issuer to maintain a rating for the DREAMS at a grade of Aa3 by Moody’s.

Receivables

      Receivables, which we classified in “Prepaid and other current assets,” consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

Inventories

      Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased. During the years ended December 30, 2001, December 29, 2002, and December 28, 2003 the Company capitalized $77,000, zero, and $106,000 respectively, of interest costs.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company follows Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment at the restaurant level. As of December 28, 2003, no impairment on long-lived assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

      P.F. Chang’s adopted the standard effective January 1, 2002. The standard affects the treatment of goodwill acquired in the purchase of interests in various restaurants at the formation of the Company. In accordance with SFAS No. 142, P.F. Chang’s ceased amortization on $6.8 million of goodwill existing as of that date. Had the standard been in effect for the year ended December 30, 2001, net income would have increased by $280,000, resulting in no impact in basic net income per share and a one cent increase in diluted net income per share. P.F. Chang’s is required to perform goodwill impairment tests on an annual basis at a minimum and more frequently under certain circumstances. Impairment tests are performed with respect to goodwill at the segment level of reporting. As of December 28, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Accrued Insurance

      The Company is self-insured for certain exposures, principally general liability and workers compensation (including customer claims) for the first $100,000 or $250,000 of individual claims, depending on the type of claim. The Company has paid amounts to its carrier that are in excess of the claims known to date and has provided additional accrued liabilities for its estimate of ultimate claims. In developing these estimates, the Company uses historical experience factors to estimate the ultimate claim exposure. Given the estimation nature of this area, and the number of known and yet to be determined claims, it is reasonably possible that future adjustments to these estimates will be required. Based upon the information known at December 28, 2003, management believes it has provided adequate reserves for its self-insured exposure.

Unearned Revenue

      Unearned revenue represents gift cards and certificates sold for which revenue recognition criteria, generally redemption, has not been met.

Unearned Compensation

      The Company records the difference between the imputed fair value of our partners’ interest and our partners’ cash capital contribution as an increase to our minority interest account in our balance sheet and as a deferred charge in the same initial amount. The deferred charge for unearned compensation is amortized to expense over the five year “vesting” period for those arrangements with a forfeiture provision. At December 28, 2003 the unamortized deferred compensation balance was $11.5 million and is presented in the balance sheet as a reduction to the related minority interest balance.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenues from food, beverage and alcohol sales are recognized as products are sold.

Advertising

      The Company expenses advertising as incurred. Advertising expense for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 was approximately $2,304,000, $2,464,000 and $2,802,000, respectively.

Partner Bonus Expense

      Partner bonus expense represents the portion of restaurant level operating results that are allocable to our partners but are presented as bonus expense for accounting purposes. Given that employees who choose to invest as partners are not eligible to participate in our restaurant level bonus program, a portion of their partnership earnings allocated to the partners that would otherwise be presented as minority interest expense are deemed to be a bonus expense for financial reporting purposes. The amounts so imputed are based on the existing programs used by the Company for non-investing employees based on individual restaurant level operating results.

Preopening Expense

      Preopening expenses, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

Partner Investment Expense

      Partner investment expense consists of two different types of expenses, each of which relates to certain attributes of our partnership program. One element is the amortization of unearned compensation relating to the excess of the imputed fair value of the interest acquired amortized over the five-year period in which the Company has the right to repurchase the interest upon termination at the capital account balance. The other element is a buy-out expense for the past repurchases of minority partners at amounts in excess of their capital account balance when the Company either had the option to repurchase such amounts at the capital account balance, or repurchases occurred and that right had not lapsed for at least six months.

      The portion of each of these elements included in partner contribution expense consists of the following:

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands)
	(Restated)	(Restated)
Amortization of unearned compensation	$1,506	$2,352	$3,261
Buy-out expense	1,238	3,446	935

	$2,744	$5,798	$4,196

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Net income, as reported	$13,967	$17,580	$25,388
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	1,479	2,232	3,482

Pro forma net income	$12,488	$15,348	$21,906

Net income per share:
Basic, as reported	$0.59	$0.71	$1.00

Basic, pro forma	$0.53	$0.62	$0.86

Diluted, as reported	$0.55	$0.68	$0.97

Diluted, pro forma	$0.49	$0.59	$0.83

Weighted average shares used in computation:
Basic	23,728	24,688	25,345

Diluted	25,470	25,924	26,250

      As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 7 for further discussion of the Company’s stock-based employee compensation.

Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. None of the Company’s shares were excluded from the net income per share computation due to

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their anti-dilutive effect for the year ended December 30, 2001. For the year ended December 29, 2002, there were 71,000 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. For the year ended December 28, 2003, there were 17,500 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is an additional potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

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

      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$13,967	$17,580	$25,388

Denominator:
Denominator for basic net income per share — weighted-average shares	23,728	24,688	25,345
Effect of dilutive securities:
Employee and director stock options	1,730	1,236	905
Warrants	12	—	—

Denominator for diluted net income per share — adjusted for weighted average shares and assumed conversions	25,470	25,924	26,250

Net income per share:
Basic	$0.59	$0.71	$1.00

Diluted	$0.55	$0.68	$0.97

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (FAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 is effective for contracts entered in to or modified after June 30, 2003. P.F. Chang’s does not have any derivative financial instruments. The adoption of FAS 149 did not have an effect on our financial statements.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Property and Equipment

      Property and equipment consists of the following:

	December 29,	December 28,
	2002	2003

	(In thousands)
Leasehold improvements	$129,534	$174,048
Furniture, fixtures and equipment	42,030	57,397
China and smallwares	4,406	5,761

	175,970	237,206
Less accumulated depreciation and amortization	38,915	55,360

	$137,055	$181,846

4.     Accrued Expenses

      Accrued expenses consists of the following:

	December 29,	December 28,
	2002	2003

	(In thousands)
Accrued payroll	$5,455	$7,220
Sales and use tax payable	2,555	3,233
Property tax payable	2,684	2,389
Accrued insurance	1,816	4,184
Accrued rent	2,588	3,022
Income taxes payable	—	6,731
Other accrued expenses	399	2,443

	$15,497	$29,222

5.     Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50: 1, and a minimum fixed-charge coverage ratio no less than 1.25: 1. Shares of the Company’s subsidiary Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of December 28, 2003, although $1.8 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers compensation and general liability insurance claims.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Long-Term Debt

      Long-term debt consists of the following:

	December 29,	December 28,
	2002	2003

	(In thousands)
$3.0 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, in annual installments of $1.5 million plus interest, with a rate of 225 basis points over LIBOR, until August 2005	$1,864	$1,590
$1.2 million in unsecured promissory notes, payable to a former minority partner, in annual installments of $0.6 million plus interest, with an interest rate of 225 basis points over LIBOR, until January 2004	1,210	—

	3,074	1,590
Less current portion	1,633	1,454

	$1,441	$136

      The aggregate annual payments of long-term debt outstanding at December 28, 2003, are summarized as follows: 2004 — $1.5 million; 2005 — $136,000. The related party debt is due to current minority investors in operating partnerships of the Company who are also employed at the restaurants included in such partnerships.

7.     Preferred Stock and Common Stockholders’ Equity

Preferred Stock

      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 29, 2002 and December 28, 2003.

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

Stock Option Plans

      In August 1996, the Company adopted the 1996 Stock Option Plan (1996 Plan), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (1997 Plan). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 28, 2003 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of December 28, 2003.

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

	2001	2002	2003

Weighted average risk-free interest rate	5.5%	4.0%	3.3%
Expected life of options (years)	5.00	5.00	5.00
Expected stock volatility	43.3%	49.3%	46.4%
Expected dividend yield	0.0%	0.0%	0.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock options. The weighted-average fair value of options granted for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 was $8.59, $14.60 and $16.23, respectively.

      Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options

			Weighted-
	Shares		Average
	Available		Exercise
	for Options	Shares	Price

Outstanding at January 2, 2000	37,950	2,675,514	$3.99
Authorized	800,000	—	—
Granted	(538,000)	538,000	15.56
Exercised	—	(364,364)	3.12
Forfeited (canceled)	22,208	(22,208)	9.47

Outstanding at December 31, 2000	322,158	2,826,942	6.25
Authorized	600,000	—	—
Granted	(643,500)	643,500	18.80
Exercised	—	(351,440)	3.94
Forfeited (canceled)	77,262	(77,262)	15.10

Outstanding at December 30, 2001	355,920	3,041,740	8.92
Authorized	1,000,000	—	—
Granted	(485,750)	485,750	30.55
Exercised	—	(1,055,371)	4.60
Forfeited (canceled)	85,192	(85,192)	19.44

Outstanding at December 29, 2002	955,362	2,386,927	14.88
Authorized	—	—	—
Granted	(602,000)	602,000	43.34
Exercised	—	(464,535)	11.38
Forfeited (canceled)	96,198	(96,198)	18.92

Outstanding at December 28, 2003	449,560	2,428,194	$22.46

Options exercisable at December 28, 2003		1,236,275	$13.45

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding options outstanding and exercisable at December 28, 2003 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.20 – $ 5.00	439,130	2.6 years	$1.73	439,130	$1.73
$ 5.01 – $10.00	70,371	5.4 years	8.48	60,369	8.25
$10.01 – $15.00	389,582	6.0 years	13.01	277,258	12.73
$15.01 – $20.00	512,403	7.3 years	18.54	243,493	18.33
$20.01 – $25.00	18,105	8.0 years	24.39	4,227	24.39
$25.01 – $30.00	47,274	8.4 years	29.15	6,290	29.08
$30.01 – $35.00	422,079	8.6 years	31.32	137,758	31.77
$35.01 – $40.00	102,500	9.2 years	38.28	60,000	39.54
$40.01 – $45.00	30,250	9.8 years	44.86	7,750	44.86
$45.01 – $50.00	396,500	9.6 years	46.13	—	—

      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company.

      During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (2001 Pei Wei Plan), which provides for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. After factoring in a 1000 for 1 stock split that occurred in 2003, a total of 169,000 shares of common stock have been reserved for issuance under the 2001 Pei Wei Plan. As of December 28, 2003, 140,500 options have been granted at prices ranging from $7.40 to $26.00, 35,633 options have been exercised at $7.40 and 4,000 options with an exercise price of $7.40 have been canceled. The Company holds 960,000 shares of common stock of Pei Wei Asian Diner.

Employee Stock Purchase Plan

      During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (Purchase Plan) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period.

8.     Benefit Plan

      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (the Plan), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the plan also permits the Company to make discretionary matching contributions. During the years ended December 30, 2001, December 29, 2002 and December 28, 2003, the Company did not make any contributions to the Plan.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Employment Agreements

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

      The agreements with the Chief Executive Officer and the President of the Company provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN No. 44 to APB No. 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of December 28, 2003, approximately 968,000 shares were affected by these agreements of which 260,000 shares were unvested.

      The agreement with the President of Pei Wei Asian Diner, Inc. contains similar provisions with respect to a change in control for Pei Wei Asian Diner, Inc. and termination without cause but also includes a provision whereby the Company could be required to repurchase his shares of common stock in this subsidiary at fair value should a termination without cause or for “good reason” (as defined in the agreement) occur. The agreement covers 26,133 shares of Pei Wei Asian Diner, Inc. common stock issued as of December 28, 2003, and options to purchase 29,867 shares of which 28,000 were unvested as of December 28, 2003. The agreement also covers options to purchase 10,000 shares of P.F. Chang’s China Bistro stock, all of which were unvested as of December 28, 2003.

10.     Partnership Structure

      P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the average cash flows of the subject restaurant’s or region’s financial results. The Company has the option to pay the agreed upon purchase price in cash or common stock of the company over a period of time not to exceed five years.

      As of December 28, 2003, there were 159 partners within the P.F. Chang’s China Bistro, Inc. system. During 2003, we purchased interests held by five of our minority partners for a total of approximately $1.3 million. Approximately $863,000 of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at December 28, 2003. In 2004, we will have the opportunity to purchase 23 additional partnership interests.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      Income tax expense (benefit) consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands)
	(Restated)	(Restated)
Federal:
Current	$6,397	$8,094	$13,005
Deferred	7	(1,018)	(2,494)

	6,404	7,076	10,511
State:
Current	1,249	2,176	2,727
Deferred	1	(155)	(438)

	1,250	2,021	2,289

	$7,654	$9,097	$12,800

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands)
	(Restated)	(Restated)
Income tax expense at federal statutory rate	$7,567	$9,341	$13,366
State taxes, net of federal expense	812	1,313	1,488
FICA tip credit	(411)	(967)	(2,816)
Increase (decrease) in valuation allowance	(358)	(1,158)	—
Other, net	44	568	762

	$7,654	$9,097	$12,800

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of	As of
	December 30,	December 29,	December 28,
	2001	2002	2003

	(In thousands)
	(Restated)	(Restated)
Deferred tax assets:
Preopening expenses	$644	$486	$1,109
FICA tip and AMT credit carryforward	1,158	2,646	5,184
Buyout intangible	1,267	2,223	2,529
Unearned compensation	683	1,801	2,942
Other	264	473	1,052

	4,016	7,629	12,816
Deferred tax liabilities:
Depreciation on property and equipment	3,902	7,285	9,327
Goodwill amortization	366	581	794

	4,268	7,866	10,121
Valuation allowance	(1,158)	—	—

Net deferred tax liabilities (assets)	$1,410	$237	$(2,695)

      The FICA tip credit carryforward begins to expire in 2022. For the year ended December 29, 2002 the valuation decreased by $1,158,000, as such credits were either utilized or assessed as probable of utilization prior to their expiration. This decision was based upon an analysis of the Company’s situation and forecasts.

      At December 28, 2003, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the year ended December 28, 2003, the Company recorded a $5.0 million increase to equity with a corresponding $5.0 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

12.     Commitments and Contingencies

Operating Leases

      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2004 and 2023. The restaurant facility and real property leases primarily have renewal clauses of five to 15 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 was approximately $14,249,000, $18,055,000 and $22,682,000, respectively. Contingent rent included in rent expense for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 was approximately $4,246,000, $5,348,000 and $6,380,000, respectively.

      At December 28, 2003, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional contingent rent based upon gross revenues, as defined in the leases. Future minimum lease payments under operating leases (including restaurants to be opened after December 28, 2003) are as follows (in thousands):

2004	$21,168
2005	21,972
2006	21,217
2007	21,027
2008	20,762
Thereafter	133,864

Total minimum lease payments	$240,010

      The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above-disclosed amounts.

Purchase Obligations

      The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to certain commodities contracts and construction for restaurants we plan to open in the near future. At December 28, 2003 such purchase obligations approximated $30.3 million and were due within the following 12 month period.

Litigation

      The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, liquidity or financial position.

13.     Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
Fiscal Year 2003:
Revenues	$559,245	$505,062	$54,183
Income before income taxes	38,188	38,366	(178)
Capital expenditures	63,654	51,441	12,213
Total assets	273,077	247,593	25,484

Fiscal Year 2002, as restated:
Revenues	$422,091	$400,190	$21,901
Income before income taxes	26,677	29,360	(2,683)
Capital expenditures	43,471	33,244	10,227
Total assets	212,677	199,578	13,099

Fiscal Year 2001, as restated:
Revenues	$318,776	$312,864	$5,912
Income before income taxes	21,621	22,478	(857)
Capital expenditures	35,921	33,460	2,461
Total assets	171,257	167,109	4,148

14.     Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2002 and 2003. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended December 29, 2002				Year Ended December 28, 2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$97,500	$101,650	$107,052	$115,889	$131,595	$136,605	$139,729	$151,316
Restaurant operating profit	17,949	19,273	19,315	22,024	25,286	25,886	26,166	29,143
Income before provision for income taxes	4,572	7,044	5,726	9,334	9,649	9,926	8,261	10,352
Net income	3,087	4,594	3,765	6,132	6,398	6,587	5,536	6,867
Basic net income per share	0.13	0.19	0.15	0.25	0.25	0.26	0.22	0.27
Diluted net income per share	0.12	0.18	0.15	0.24	0.25	0.25	0.21	0.26
Basic weighted average shares outstanding	24,088	24,727	24,944	24,994	25,137	25,338	25,414	25,491
Diluted weighted average shares outstanding	25,894	26,008	25,841	25,954	26,038	26,228	26,331	26,402

      Note: Our fourth quarter 2003 financial results differ from those previously released on February 11, 2004 due to the restatement described in Note 1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of end of the period covered by this annual report.

      (b) Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal year ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics”, contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on April 23, 2004 (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Securities Authorized for Issuance Under Equity Compensation Plans. Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at December 28, 2003 was as follows (number of shares in thousands):

			Number of
	Number of Shares	Weighted	Shares
	to Be Issued	Average	Remaining
	upon Exercise of	Exercise Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(a)	2,064,898	21.65	$1,021,882 (c)
Equity compensation plans not approved by shareholders(b)	574,538	25.06	15,836

Total	2,639,436		$1,037,718

(a)	Consists of four P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, 1998 Stock Option Plan and 1998 Employee Stock Purchase Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 6 — Stock Option Plans.”

(c)	Includes 588,158 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

      Information about employee and executive stock option grants at December 28, 2003 was as follows:

	2003	2002	2001

Net grants during the period as % of outstanding shares	2.0%	1.6%	2.4%
Grants to named executive officers* as % of total options granted	24.9%	23.7%	28.3%
Grants to named executive officers* as % of outstanding shares	0.6%	0.5%	0.8%
Cumulative options held by named executive officers* as % of total options outstanding	44.8%	47.1%	39.1%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement as the Chief Executive Officer and each of the four other most highly compensated executive officers.

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

Item 14.     Principal Accounting Fees and Services

      The response to this item is contained in our Proxy Statement under the caption “Independent Auditors Fees and Other Matters,” and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this report:

      1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors;

Consolidated Balance Sheets at December 29, 2002 and December 28, 2003;

Consolidated Statements of Income for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003;

Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003;

Notes to Consolidated Financial Statements.

      2. Schedules to Financial Statements:

      All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

      3. Index to Exhibits

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b) Reports on Form 8-K:

Report on Form 8-K filed on October 7, 2003 containing a press release announcing P.F. Chang’s revenues for its third fiscal quarter of 2003.

Report on Form 8-K filed on October 27, 2003 containing a press release announcing P.F. Chang’s earnings for its third fiscal quarter of 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

By:	/s/ KRISTINA K. CASHMAN Kristina Cashman	Chief Financial Officer and Secretary (Principal Accounting Officer)	March 15, 2004

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	March 15, 2004

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Director	March 15, 2004

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	March 15, 2004

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	March 15, 2004

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	March 15, 2004

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Auditors.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.