Form 10-Q
period 2004-03-28
P F CHANGS CHINA BISTRO INC
filed 2004-04-21
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

or

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

(602) 957-8986

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          As of March 28, 2004, there were outstanding 25,578,824 shares of the registrant’s Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	March 28,
	2003	2004

	(Note 1)	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,478	$41,507
Short-term investments	5,000	5,000
Inventories	2,911	3,110
Prepaids and other current assets	6,313	8,694

Total current assets	59,702	58,311
Construction-in-progress	16,445	10,206
Property and equipment, net	181,846	194,872
Deferred income tax assets	2,695	5,537
Goodwill	6,819	6,819
Other assets	5,570	5,692

Total assets	$273,077	$281,437

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$6,677
Construction payable	6,459	2,809
Accrued expenses	29,222	31,127
Unearned revenue	9,851	7,450
Current portion of long-term debt, including $1,021,000 and $236,000 due to related parties at December 28, 2003 and March 28, 2004, respectively	1,454	236

Total current liabilities	55,353	48,299
Long-term debt to related parties	136	136
Minority interests	11,877	25,660
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares Authorized: 25,518,039 shares issued and outstanding at December 28, 2003 and 25,578,824 at March 28, 2004	26	27
Additional paid-in capital	139,639	141,831
Retained earnings	66,046	65,484

Total common stockholders’ equity	205,711	207,342

Total liabilities and common stockholders’ equity	$273,077	$281,437

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended

	March 30,	March 28,
	2003	2004

	(Restated)	(Unaudited)

	(In thousands, except
	per share)
Revenues	$131,595	$169,793
Costs and expenses:
Restaurant operating costs:
Cost of sales	35,249	46,860
Labor	41,668	54,631
Partner bonus expense, imputed	365	377
Operating	21,608	28,354
Occupancy	7,419	9,066

Total restaurant operating costs	106,309	139,288
General and administrative	6,782	8,728
Depreciation and amortization	4,262	5,802
Preopening expense	1,984	2,312
Partner investment expense	753	13,471

Income from operations	11,505	192
Interest and other income (expense), net	119	91

Income before minority interest and benefit (provision) for income taxes	11,624	283
Minority interest	(1,975)	(2,280)

Income (loss) before benefit (provision) for income taxes	9,649	(1,997)
Benefit (provision) for income taxes	(3,251)	1,435

Net income (loss)	$6,398	$(562)

Net income (loss) per share:
Basic	$0.25	$(0.02)

Diluted	$0.25	$(0.02)

Weighted average shares used in computation:
Basic	25,137	25,559

Diluted	26,038	25,559

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 30,	March 28,
	2003	2004

	(Restated)	(Unaudited)

	(In thousands)
Operating Activities:
Net income (loss)	$6,398	$(562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,262	5,802
Partner investment expense	753	13,471
Partner bonus expense, imputed	365	377
Deferred income taxes (benefit)	1,854	(2,842)
Tax benefit from disqualifying stock option dispositions credited to equity	2,656	455
Minority interest	1,975	2,280
Changes in operating assets and liabilities:
Inventories	(86)	(199)
Prepaids and other current assets	(533)	(2,381)
Other assets	(497)	(122)
Accounts payable	(885)	(1,690)
Accrued expenses	3,135	1,905
Unearned revenue	(1,483)	(2,401)

Net cash provided by operating activities	17,914	14,093
Investing Activities:
Capital expenditures	(9,964)	(16,239)

Net cash used in investing activities	(9,964)	(16,239)
Financing Activities:
Repayments of long-term debt	(1,441)	(1,218)
Proceeds from stock options exercised and employee stock purchases	1,847	1,738
Proceeds from minority investors contributions	359	375
Distributions to minority members and partners	(2,199)	(2,720)

Net cash used in financing activities	(1,434)	(1,825)

Net increase (decrease) in cash and cash equivalents	6,516	(3,971)
Cash and cash equivalents at the beginning of the period	39,089	45,478

Cash and cash equivalents at the end of the period	$45,605	$41,507

Supplemental disclosure of cash flow information:
Cash paid for interest	116	52
Cash paid for income taxes	19	1,407

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      As of March 28, 2004, P.F. Chang’s China Bistro, Inc. owned and operated 103 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 38 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying condensed consolidated financial statements have been prepared by P.F. Chang’s without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

      The balance sheet at December 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 28, 2003 included in our Form 10-K.

      Certain prior year amounts have been reclassified to conform to current period presentation.

Restatement

      In response to recent changes concerning the accounting for certain partnership arrangements at companies that have partnership programs similar to P.F. Chang’s, the Company requested the staff of the U.S. Securities and Exchange Commission (the “Staff ”) to review its accounting for the Company’s partnership structure. As a result of its discussions with the Staff, the Company restated its Consolidated Financial Statements for years ended prior to December 28, 2003 and the three quarters ended September 28, 2003. These restatements result in a portion of the Company’s partnership program being accounted for under a compensatory accounting model.

      The Company will now (i) reclassify a portion of its minority interest expense to compensation expense for an employee/partner imputed bonus and (ii) record an expense for the difference between a partner’s cash capital contribution and the imputed fair value of that interest. As of December 28, 2003, the Company wrote off all intangible asset balances previously recorded on the balance sheet on a retrospective basis to reflect the fact that the Company had the option to repurchase partners’ interests at their capital account balances rather than at fair value. As described in “Modification” below, the Company has amended previous partnership agreements to indicate repurchases shall be at fair value in all circumstances, and new agreements will contain that same provision. Accordingly, the Company expects to record a charge for the excess of estimated fair value over the amount received from partners in future investments in its partnerships as such partnership investments occur.

      The effects of the Company’s restatement on previously reported Consolidated Financial Statements for periods prior to December 28, 2003 are summarized below.

      The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Three Months Ended,
	March 30, 2003

	As
	Previously	As
	Reported	Restated

Selected Statement of Income Data:
Partner bonus expense, imputed	$—	$365
Total restaurant operating costs	105,944	106,309
Depreciation and amortization*	4,288	4,262
Partner investment expense	—	753
Income from operations*	12,597	11,505
Interest and other income (expense), net*	41	119
Income before minority interest and provision for income taxes	12,638	11,624
Minority interest	(2,340)	(1,975)
Income before provision for income taxes	10,298	9,649
Provision for income taxes	(3,501)	(3,251)
Net income	6,797	6,398
Basic net income per share	0.27	0.25
Diluted net income per share	0.26	0.25

      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended,
	March 30, 2003

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net income	$6,797	$6,398
Amortization of intangibles	104	—
Partner investment expense	—	753
Partner bonus expense, imputed	—	365
Deferred income taxes	2,104	1,854
Minority interest	2,340	1,975
Net cash provided by operating activities*	17,836	17,914

      *Also includes reclassification of loss on disposal of fixed assets from Interest and other income (expense), net to Depreciation and amortization for period end March 30, 2003 to conform to current period presentation.

Modification

      Effective March 28, 2004, the Company executed a modification to all of its partnership agreements that had contained a provision permitting the Company to repurchase the partner’s interest at the capital account balance in certain circumstances. The modification changes the repurchase portion of the partnership agreements to indicate that fair value is to be used for all repurchases regardless of circumstance.

      In accordance with FIN 44 this results in a modification of the original arrangement for accounting purposes. As a result of this modification, all existing unearned compensation is immediately expensed. This resulted in a first quarter charge of $12.5 million which consisted of the unamortized portion of the

$11.5 million of unearned compensation existing at December 28, 2003 and the unamortized portion of unearned compensation generated in the first quarter of 2004 for partners investing in our new stores prior to the modification. This charge is included in Partner Investment Expense along with the amortization of previously existing unearned compensation prior to the date of the modification.

      In addition, under FIN 44 the estimated fair value of each partnership interest modified will have to be determined at the date of the modification. To the extent the fair value at the date of modification is greater than that partner’s related minority interest obligation in our financial statements, that incremental value could be charged to expense in a future period if a buy-out occurs prior to the 5-year date at which the partner would have otherwise earned the right to have their investment interest purchased at fair value. The Company is in the process of performing the valuations necessary to determine the estimated fair values of these interests in the event such a repurchase were to occur in the future.

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

      The following table represents the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended

	March 30,	March 28,
	2003	2004

	(Restated)

	(In thousands, except
	per share amounts)
Net income (loss), as reported	$6,398	$(562)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	393	862

Pro forma net income (loss)	$6,005	$(1,424)

Net income (loss) per share:
Basic, as reported	$0.25	$(0.02)

Basic, pro forma	$0.24	$(0.06)

Diluted, as reported	$0.25	$(0.02)

Diluted, pro forma	$0.23	$(0.06)

Weighted average shares used in computation:
Basic	25,137	25,559

Diluted	26,038	25,559

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

      Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. For the quarter ended March 30, 2003, there were 25,000 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. For the quarter ended March 28, 2004, there were 930,000 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

4.	Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of March 28, 2004. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of March 28, 2004, although $2.7 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers compensation and general liability insurance claims.

5.	Accrued Expenses

      Accrued expenses consists of the following:

	December 28,	March 28,
	2003	2004

	(In thousands)
Accrued payroll	$7,220	$7,781
Sales and use tax payable	3,233	3,381
Property tax payable	2,389	2,123
Accrued insurance	4,184	4,535
Accrued rent	3,022	3,140
Income taxes payable	6,731	6,276
Other accrued expenses	2,443	3,891

	$29,222	$31,127

6.	Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended March 28, 2004:
Revenues	$169,793	$150,123	$19,670
Loss before income taxes	(1,997)	(510)	(1,487)
Capital expenditures	16,239	12,043	4,196
Total assets	281,437	253,168	28,269
As of and for the Three Months Ended March 30, 2003:
Revenues	$131,595	$120,740	$10,855
Income before income taxes, as restated	9,649	9,645	4
Capital expenditures	9,886	7,812	2,074
Total assets, as restated	224,795	210,106	14,689

7.	Income Tax Liability Reduction

      At March 28, 2004, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the three months ended March 28, 2004, P.F. Chang’s recorded a $455,000 increase to equity with a corresponding $455,000 reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

8.	Commitments and Contingencies

      In February 2003, a former server filed a class action complaint against the Company in Orange County Superior Court in California. The plaintiff alleges that the Company failed to give food servers, bussers, runners and bartenders the rest and meal breaks that are required by California law. The plaintiff seeks on behalf of the entire class of these employees in California restitution and civil penalties of at least one hour of wages per employee per day worked for the past three years. The Company has reached a settlement agreement and therefore has recorded the anticipated costs of the settlement in its first quarter 2004.

      Also in February of 2003, the Company was served with a 60 day “Notice of Intent to Sue” under California Health and Safety Code Section 25249.6. The plaintiff asserts on behalf of the general public that the Company failed to provide required warning notices under the Health and Safety Code provisions commonly known as Proposition 65 in connection with the serving of fish potentially containing unacceptably high levels of mercury. The California Attorney General has the right to take over this lawsuit and has done so. The plaintiff has also asserted an unfair competition claim based on the same facts that may proceed even though the California Attorney General has taken over the Proposition 65 claim. The plaintiff seeks civil damages of $2,500 per day for each alleged violation and a permanent injunction requiring the Company to post warning notices. The Company has resolved this matter in principle with the California Attorney General and has recorded a settlement amount in the first quarter 2004.

      The settlement of the above matters resulted in a $750,000 charge to operations in the quarter ended March 28, 2004.

      The Company is also engaged in other legal actions, which arise in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2003 contained in our 2003 Annual Report on Form 10-K.

      The following section contains forward-looking statements concerning P.F. Chang’s which involve risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. P.F. Chang’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, including the impact of partnership investment expense on those results, and changes in food costs. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Overview

      As of March 28, 2004, we owned and operated 103 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 38 limited service, or Pei Wei, restaurants as of March 28, 2004. Pei Wei Asian Diner caters to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then. Our Pei Wei restaurants are currently located in Arizona, Colorado, Southern California, Nevada, New Mexico, Texas and Utah.

      We intend to open 18 new Bistros by the end of 2004, six of which were open by the end of the first quarter of 2004. Approximately half of the Bistros that we intend to develop in 2004 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2004. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.3 million and total invested capital of approximately $3.4 million per restaurant. Preopening expenses are expected to average approximately $375,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”

      We also intend to develop 20 Pei Wei restaurants by the end of 2004, five of which were open by the end of the first quarter of 2004. We will continue our development in existing markets and plan to enter six new markets in 2004. We have signed leases or letters of intent for all of our development planned for fiscal 2004. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended March 30, 2003 and March 28, 2004, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. Comparisons to reported amounts for 2003 are based upon restated results as discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements. This quarterly information has been prepared on a consistent basis with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

	Three Months Ended

	March 30, 2003, as restated			March 28, 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$131,595	$120,740	$10,855	$169,793	$150,123	$19,670
Costs and expenses:
Restaurant operating costs:
Cost of sales	26.8%	26.6%	28.8%	27.6%	27.5%	28.6%
Labor	31.7	31.5	33.2	32.2	32.1	32.4
Partner bonus expense, imputed	0.3	0.3	0.2	0.2	0.2	0.1
Operating	16.4	16.5	15.3	16.7	16.8	16.2
Occupancy	5.6	5.5	6.6	5.3	5.2	6.5

Total restaurant operating costs	80.8	80.5	84.1	82.0	81.8	83.9
General and administrative	5.2	4.9	7.8	5.1	4.9	7.3
Depreciation and amortization	3.2	3.2	3.7	3.4	3.4	3.9
Preopening expense	1.5	1.4	2.9	1.4	1.2	2.9
Partner investment expense	0.6	0.6	0.4	7.9	7.8	8.6

Income (loss) from operations	8.7	9.4	1.1	0.1	1.0	(6.6)
Interest income (expense), net	0.1	0.1	0.0	0.1	0.1	0.0
Minority interest	(1.5)	(1.5)	(1.1)	(1.3)	(1.4)	(1.0)

Income (loss) before provision for income taxes	7.3	7.8%	0.0%	(1.2)	(0.3)%	(7.6)%

Provision for income taxes	(2.5)			0.8

Net income	4.9%			(0.3)%

Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $38.2 million, or 29.0%, to $169.8 million in the three months ended March 28, 2004 from $131.6 million in the three months ended March 30, 2003. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $29.4 million at our Bistro restaurants. This increase was attributable to revenues of $4.2 million generated by new restaurants opened in 2004, a $17.9 million increase in revenues in 2004 for restaurants that opened subsequent to March 30, 2003 and a $7.3 million increase in revenues for restaurants that opened before March 30, 2003. Increased customer visits as well as a modest price increase in the first half of the first quarter of 2003 produced comparable restaurant sales gains of 4.0% in the three months ended March 28, 2004. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $8.8 million at our Pei Wei restaurants. The increase was attributable to revenues of $1.3 million generated by new restaurants opened in 2004, a $6.4 million increase in revenues in 2004 for restaurants that opened subsequent to March 30, 2003 and a $1.1 million increase in revenues for restaurants that opened before March 30, 2003.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $11.6 million, or 32.9%, to $46.8 million in the three months ended March 28, 2004 from $35.2 million in the three months ended March 30, 2003. Cost of sales increased as a percentage of revenues to 27.6% in the three months ended March 28, 2004 from 26.8% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.5% in the three months ended March 28, 2004 from 26.6% in the three months ended March 30, 2003. This increase was primarily the result of higher poultry, produce and beef prices, offset by lower seafood prices.

Pei Wei: Cost of sales at Pei Wei decreased slightly as a percentage of revenues to 28.6% in the three months ended March 28, 2004 from 28.8% in the three months ended March 30, 2003. This decrease was primarily attributable to efficiencies in purchasing given a more mature store base and a decrease in seafood prices, offset by an increase in poultry and beef prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $13.0 million, or 31.1%, to $54.6 million in the three months ended March 28, 2004 from $41.6 million in the three months ended March 30, 2003. Labor expenses as a percentage of revenues increased to 32.2% in the three months ended March 28, 2004 from 31.7% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 32.1% in the three months ended March 28, 2004 from 31.5% in the three months ended March 30, 2003. This increase was primarily due to higher health insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.4% in the three months ended March 28, 2004 from 33.2% in the three months ended March 30, 2003. This decrease was primarily due to improvement in labor efficiencies at newer units, partially offset by increased health insurance costs.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $12,000, or 3.3%, to $377,000 in the three months ended March 28, 2004 from $365,000 in the three months ended March 30, 2003. Partner bonus expense, imputed as a percentage of revenues decreased nominally to 0.2% in the three months ended March 28, 2004 from 0.3% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro increased nominally to $349,000 in the three months ended March 28, 2004 from $345,000 in the three months ended March 30, 2003. The increase in number of partners eligible for this imputed bonus was offset by a decrease in operating profit percentage which is the basis for the bonus calculation.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased nominally to $28,000 in the three months ended March 28, 2004 from $20,000 in the three months ended March 30, 2003. The increase was due to an increase in partners eligible for this imputed bonus.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.7 million, or 31.2%, to $28.3 million in the three months ended March 28, 2004 from $21.6 million in the three months ended March 30, 2003. Operating expenses increased as a percentage of revenues to 16.7% in the three months ended March 28, 2004 from 16.4% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues for our Bistro restaurants increased to 16.8% in the three months ended March 28, 2004 from 16.5% in the three months ended March 30, 2003. This increase was primarily attributable to higher advertising and increased utility costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.2% for the three months ended March 28, 2004 from 15.3% in the three months ended March 30, 2003. This increase was primarily attributable to higher advertising as well as increased utility costs.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.6 million, or 22.2%, to $9.0 million in the three months ended March 28, 2004 from $7.4 million in the three months ended March 30, 2003 as a result of increased number of units. Occupancy costs decreased as a percentage of revenues to 5.3% in the three months ended March 30, 2003 from 5.6% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.2% for the three months ended March 28, 2004 from 5.5% for the three months ended March 30, 2003. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased slightly as a percentage of revenues to 6.5% for the three months ended March 28, 2004 from 6.6% for the three months ended March 30, 2003. This decrease in occupancy was primarily the result of the sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $8.7 million in the three months ended March 28, 2004 from $6.8 million in the three months ended March 30, 2003. Consolidated general and administrative expenses decreased slightly as a percentage of revenues to 5.1% in the three months ended March 28, 2004 from 5.2% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.4 million to $7.3 million in the three months ended March 28, 2004 from $5.9 million in the three months ended March 30, 2003. This increase was due primarily to $750,000 in legal fees associated with the settlement of our California litigation and the addition of corporate management personnel, which resulted in approximately $450,000 of additional compensation and benefits expense, offset by reduced incentive accruals and employee contributions for health insurance costs. We also incurred an additional $325,000 in accounting and legal costs related to our voluntary SEC review and related restatement.

Pei Wei: General and administrative expenses at Pei Wei increased by $583,000 to $1.4 million in the three months ended March 28, 2004 from $847,000 in the three months ended March 30, 2003. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $523,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings and development, consulting fees and franchise taxes.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of fixed assets and losses on disposals of fixed assets. Consolidated depreciation and amortization increased by $1.5 million, or 35.3%, to $5.8 million in the three months ended March 28, 2004 from $4.3 million in the three months ended March 30, 2003. Depreciation and amortization increased as a percentage of revenues to 3.4% in the three months ended March 28, 2004 from 3.2% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $1.1 million to $5.0 million for the three months ended March 28, 2004 from $3.9 million for the three months ended March 30, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to March 30, 2003 totaling $773,000 for the three months ended March 28, 2004; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2003.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $360,000 to $760,000 for the three months ended March 28, 2004 from $400,000 for the three months ended March 30, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to March 30, 2003 totaling $237,000 for the three months ended March 28, 2004; as well as a full quarter’s depreciation and amortization on fixed assets in restaurants opened during the first quarter of 2003.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended March 28, 2004 increased to $2.3 million from $2.0 million in the three months ended March 30, 2003. Preopening expenses decreased as a percentage of revenues to 1.4% in the three months ended March 28, 2004 from 1.5% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Preopening expenses remained consistent at $1.7 million for the three months ended March 28, 2004 and the three months ended March 30, 2003. The increase in preopening costs associated with opening six restaurants in the first quarter of 2004 versus five restaurants in the first quarter of 2003 was offset by lower average preopening cost for our 2004 openings thus far as compared to our 2003 openings.

Pei Wei: Preopening expenses increased by $300,000 to $600,000 as of the three months ended March 28, 2004 from $300,000 as of the three months ended March 30, 2003. This increase was primarily due to the opening of five new Pei Weis in the first quarter of 2004 and three in the first month of the second quarter of 2004 as compared to opening four new Pei Weis in the first quarter of 2003 and one in the first month of the second quarter of 2003.

      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense in the three months ended March 28, 2004 increased to $13.5 million from $753,000 in the three months ended March 30, 2003. Partner investment expense increased as a percentage of revenues to 7.9% in the three months ended March 28, 2004 from 0.6% in the three months ended March 30, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro increased by $11.1 million to $11.8 million for the three months ended March 28, 2004 from $706,000 for the three months ended March 30, 2003. This increase was primarily the result of the recognition of $10.9 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements.

Pei Wei: Partner investment expense at Pei Wei increased by $1.6 million to $1.7 million as of the three months ended March 28, 2004 from $47,000 as of the three months ended March 30, 2003. This increase was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements.

Interest and Other Income (Expense), Net

      Consolidated net interest income and other income (expense) was $91,000 in the three months ended March 28, 2004 as compared to $119,000 in the three months ended March 30, 2003. As a percentage of revenues, consolidated net interest income (expense) was the same for both periods.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended March 28, 2004 increased to $2.3 million from $2.0 million for the three months ended March 30, 2003. As a percentage of revenues, minority interest decreased to 1.3% of revenues for the three months ended March 28, 2004 from 1.5% of revenues for the three months ended March 30, 2003. The majority of this decrease as a percentage of revenues resulted from a decrease in the operating profit at many of our existing Bistro restaurants in the first quarter of 2004 as compared to the first quarter of 2003 as well as the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes

      For the three months ended March 28, 2004 we had an income tax benefit of $1.4 million despite having a loss before income tax of $2.0 million. In accordance with APB 28 Interim Financial Reporting, the Company is to estimate its effective tax rate for the entire year and apply it to interim operating results. When a significant unusual charge occurs, such as the $12.5 million charge during this quarter relating to the modification of our partnership agreements, the income tax effect for such a charge is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the three months ended March 30, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charge relating to the modification, and applying a rate of 38.5% to the charge relating to the modification. Absent any significant unusual charges during the remainder of 2004, we presently expect that our effective tax rate will be 31.5%. For the three months ended March 30, 2003, the effective tax rate was 33.5%. The income tax rates for the three months ended March 28, 2004 and March 30, 2003 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $14.1 million and $17.9 million for the three months ended March 28, 2004 and March 30, 2003, respectively. Net cash provided by operating activities exceeded net income for the three months ended March 28, 2004 due principally to the effect of partner investment expense, minority interest and depreciation offset by an increase in prepaids and a decrease operating liabilities. Net cash provided by operating activities exceeded net income for the three months ended March 30, 2003 due principally to the effect of minority interest and depreciation and amortization as well as an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity and an increase in prepaids and other current assets partially offset by a decrease in unearned revenue.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the three months ended March 28, 2004 and March 30, 2003 was $16.2 million and $9.9 million, respectively. Investing activities related entirely to capital expenditures both periods. We intend to open 18 new Bistros in 2004, six of which were open as of March 28, 2004. We also intend to open 20 new Pei Wei restaurants in 2004, five of which were open as of March 28, 2004. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.3 million. Preopening expenses are expected to average approximately $375,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the three months ended March 28, 2004 was $1.8 million compared to net cash used in financing activities for the three months ended March 30, 2003 of $1.4 million. Financing activities in the first three months of 2004 and the first three months of 2003 both consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of March 28, 2004. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of March 28, 2004, although $2.7 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers compensation and general liability insurance claims.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2004. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all.

      As of March 28, 2004, there were 172 partners within the P.F. Chang’s China Bistro, Inc. system. During the three months ended March 28, 2004, we did not purchase either of the two minority partners’ interests that had reached their five-year threshold period and were available for purchase. During the remainder of 2004, we will have the opportunity to purchase 21 additional partners’ interests. If all of these interests are fully purchased in their entirety, the total purchase price would approximate $13.0 to $15.0 million based upon the estimated fair value of the respective interests at March 28, 2004. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from March 28, 2004 through the date of purchase. If we purchase all of these interests in 2004, the estimated financial impact would be an additional $0.04 of earnings per share.

Critical Accounting Policies

      Our most critical accounting policies, which are those that require significant judgment include: partnership structure, impairment of long-lived assets and self-insurance. A more in-depth description of these can be found in our most recent Form 10-K, filed on March 15, 2004.

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

      We operated 103 full service, or Bistro, restaurants and 38 limited service, or Pei Wei, restaurants, as of March 28, 2004, 37 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2004. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. We self insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 141 restaurants as of March 28, 2004. We expect to open 18 Bistros and 20 Pei Wei restaurants in fiscal 2004. Our ability to expand successfully will depend on a number of factors, including:

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

      Our country’s economy has struggled for some time now and we believe that these weak general economic conditions will continue through 2004. Our customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks on the United States and possible future terrorist attacks may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      As is more fully described in our 10-K filed on March 15, 2004, we have recently revised our accounting method for certain aspects of our partnership program. The most significant change that will affect prospective operating results relates to non-cash charges to expense for the excess of the imputed fair value of partner investments over the amount paid by our partners. These amounts are now recorded as new stores open, which is typically when our partners invest. The timing and volume of restaurant openings, the extent of eligible persons electing to invest, and the determination of the related fair value for the investment will create fluctuations in our operating results.

      For reasons noted above, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below our expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future. Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with BCIS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force.

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

      We believe that the market risk associated with our market risk sensitive instruments as of March 28, 2004 is not material, and therefore, disclosure is not required.

Item 4.	Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      In February 2003, a former server filed a class action complaint against P.F. Chang’s in Orange County Superior Court in California. The plaintiff alleges that we failed to give food servers, bussers, runners and bartenders the rest and meal breaks that are required by California law. The plaintiff seeks on behalf of the entire class of these employees in California restitution and civil penalties of at least one hour of wages per employee per day worked for the past three years. After consultation with legal counsel, we reached a settlement agreement and therefore recorded the anticipated costs of the settlement in our first quarter 2004 financials.

      Also in February of 2003, the Company was served with a 60 day “Notice of Intent to Sue” under California Health and Safety Code Section 25249.6. The plaintiff asserts on behalf of the general public that the Company failed to provide required warning notices under the Health and Safety Code provisions commonly known as Proposition 65 in connection with the serving of fish potentially containing unacceptably high levels of mercury. The California Attorney General has the right to take over this lawsuit and has done so. The plaintiff has also asserted an unfair competition claim based on the same facts that may proceed even though the California Attorney General has taken over the Proposition 65 claim. The plaintiff seeks civil damages of $2,500 per day for each alleged violation and a permanent injunction requiring the Company to post warning notices. We have resolved this matter in principle with the California Attorney General and have recorded a settlement amount in the first quarter of 2004.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.

Exhibit
Number	Description Document

†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b) Report on Form 8-K

      Report on Form 8-K filed on January 8, 2004 containing a press release announcing P.F. Chang’s revenues for its fourth fiscal quarter of 2003.

      Report on Form 8-K filed on February 18, 2004 containing a press release announcing P.F. Chang’s earnings for its fourth fiscal quarter of 2003.

      Report on Form 8-K filed on March 19, 2004 containing a press release describing the restatement of its financial results for prior years.

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

______________________________________
Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

Date: April 21, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
†10.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.