Form 10-Q
period 2004-06-27
P F CHANGS CHINA BISTRO INC
filed 2004-07-21
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004
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

          As of June 27, 2004, there were outstanding 25,612,763 shares of the registrant’s Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	June 27,
	2003	2004

	(Note 1)	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,478	$45,830
Short-term investments	5,000	5,000
Inventories	2,911	3,210
Prepaids and other current assets	6,313	7,656

Total current assets	59,702	61,696
Construction-in-progress	16,445	13,661
Property and equipment, net	181,846	198,618
Deferred income tax assets	2,695	5,747
Goodwill	6,819	6,819
Other assets	5,570	5,898

Total assets	$273,077	$292,439

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$6,701
Construction payable	6,459	3,308
Accrued expenses	29,222	31,161
Unearned revenue	9,851	7,255
Current portion of long-term debt due to related parties	1,454	236

Total current liabilities	55,353	48,661
Long-term debt to related parties	136	136
Minority interests	11,877	26,803
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,518,039 shares issued and outstanding at December 28, 2003 and 25,612,763 at June 27, 2004	26	26
Additional paid-in capital	139,639	142,825
Retained earnings	66,046	73,988

Total common stockholders’ equity	205,711	216,839

Total liabilities and common stockholders’ equity	$273,077	$292,439

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004

	(Restated)		(Restated)

	(Unaudited)
	(In thousands, except per share)
Revenues	$136,605	$175,336	$268,200	$345,129
Costs and expenses:
Restaurant operating costs:
Cost of sales	37,207	47,866	72,456	94,725
Labor	42,776	56,484	84,444	111,116
Partner bonus expense, imputed	347	409	712	786
Operating	22,772	29,446	44,380	57,800
Occupancy	7,617	9,603	15,036	18,669

Total restaurant operating costs	110,719	143,808	217,028	283,096
General and administrative	7,345	8,313	14,127	17,042
Depreciation and amortization	4,663	6,213	8,925	12,015
Preopening expense	1,176	1,339	3,160	3,651
Partner investment expense	903	910	1,656	14,381

Income from operations	11,799	14,753	23,304	14,944
Interest and other income, net	120	56	239	147

Income before minority interest and provision for income taxes	11,919	14,809	23,543	15,091
Minority interest	(1,993)	(2,393)	(3,968)	(4,673)

Income before provision for income taxes	9,926	12,416	19,575	10,418
Provision for income taxes	(3,339)	(3,911)	(6,590)	(2,476)

Net income	$6,587	$8,505	$12,985	$7,942

Net income per share:
Basic	$0.26	$0.33	$0.51	$0.31

Diluted	$0.25	$0.32	$0.50	$0.30

Weighted average shares used in computation:
Basic	25,338	25,605	25,237	25,582

Diluted	26,228	26,475	26,133	26,462

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 29,	June 27,
	2003	2004

	(Restated)	(Unaudited)

	(In thousands)
Operating Activities:
Net income	$12,985	$7,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,925	12,015
Partner investment expense	1,656	14,381
Partner bonus expense, imputed	712	786
Deferred income taxes (benefit)	(890)	(3,052)
Tax benefit from disqualifying stock option dispositions credited to equity	3,428	858
Minority interest	3,968	4,673
Changes in operating assets and liabilities:
Inventories	(242)	(299)
Prepaids and other current assets	2,377	(1,343)
Other assets	(441)	(328)
Accounts payable	(1,892)	(1,666)
Accrued expenses	7,327	1,939
Unearned revenue	(1,554)	(2,596)

Net cash provided by operating activities	36,359	33,310
Investing Activities:
Capital expenditures	(24,542)	(29,154)
Purchase of investments	(1,200)	—
Purchase of minority interests	(147)	—

Net cash used in investing activities	(25,889)	(29,154)
Financing Activities:
Repayments of long-term debt due to related parties	(1,592)	(1,218)
Proceeds from stock options exercised and employee stock purchases	3,199	2,328
Proceeds from minority investors’ contributions	471	544
Distributions to minority members and partners	(4,584)	(5,458)

Net cash used in financing activities	(2,506)	(3,804)

Net increase in cash and cash equivalents	7,964	352
Cash and cash equivalents at the beginning of the period	39,089	45,478

Cash and cash equivalents at the end of the period	$47,053	$45,830

Supplemental disclosure of cash flow information:
Cash paid for interest	124	54
Cash paid (refunded) for income taxes	(459)	6,917

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      As of June 27, 2004, P.F. Chang’s China Bistro, Inc. owned and operated 105 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 44 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

      The consolidated balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

      The Company will now (i) reclassify a portion of its minority interest expense to compensation expense for an employee/partner imputed bonus and (ii) record an expense for the difference between a partner’s cash capital contribution and the imputed fair value of that interest. As of December 28, 2003, the Company wrote off all intangible asset balances previously recorded on the consolidated balance sheet on a retrospective basis to reflect the fact that the Company had the option to repurchase partners’ interests at their capital account balances rather than at fair value. As described in “Modification” below, the Company has amended previous partnership agreements to indicate repurchases shall be at fair value in all circumstances, and new agreements will contain that same provision. Accordingly, the Company expects to record a charge for the excess of estimated fair value over the amount received from partners in future investments in its partnerships as such partnership investments occur.

      The effects of the Company’s restatement on previously reported Consolidated Financial Statements for periods prior to December 28, 2003 are summarized below.

      The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Three Months Ended,		Six Months Ended,
	June 29, 2003		June 29, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Selected Statement of Income Data:
Partner bonus expense, imputed	$—	$347	$—	$712
Total restaurant operating costs	110,372	110,719	216,316	217,028
Depreciation and amortization*	4,646	4,663	8,934	8,925
Partner investment expense	—	903	—	1,656
Income from operations*	13,066	11,799	25,663	23,304
Interest and other income (expense), net*	(3)	120	38	239
Income before minority interest and provision for income taxes	13,063	11,919	25,701	23,543
Minority interest	(2,340)	(1,993)	(4,680)	(3,968)
Income before provision for income taxes	10,723	9,926	21,021	19,575
Provision for income taxes	(3,646)	(3,339)	(7,147)	(6,590)
Net income	7,077	6,587	13,874	12,985
Basic net income per share	0.28	0.26	0.55	0.51
Diluted net income per share	0.27	0.25	0.53	0.50

      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended,
	June 29, 2003

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net income	$13,874	$12,985
Amortization of intangibles	211	—
Partner investment expense	—	1,656
Partner bonus expense, imputed	—	712
Deferred income taxes	(333)	(890)
Minority interest	4,680	3,968
Net cash provided by operating activities*	36,158	36,359

      *Also includes reclassification of loss on disposal of fixed assets from Interest and other income (expense), net to Depreciation and amortization for three and six month periods ending June 29, 2003 to conform to current period presentation.

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

      In addition, under FIN 44 the estimated fair value of each partnership interest modified will have to be determined at the date of the modification and the Company has completed this valuation. To the extent the fair value at the date of modification is greater than that partner’s related minority interest obligation in our consolidated financial statements, that incremental value could be charged to expense in a future period if a buy-out occurs prior to the 5-year date at which the partner would have otherwise earned the right to have their investment interest purchased at fair value.

2.	Stock-Based Compensation

      The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method, and, accordingly, recognizes no compensation expense for the stock option grants.

      The following table represents the effect on net income and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004

	(Restated)		(Restated)

	(In thousands, except per share amounts)
Net income, as reported	$6,587	$8,505	$12,985	$7,942
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	1,181	2,042	1,574	2,904

Pro forma net income	$5,406	$6,463	$11,411	$5,038

Net income per share:
Basic, as reported	$0.26	$0.33	$0.51	$0.31

Basic, pro forma	$0.21	$0.25	$0.45	$0.20

Diluted, as reported	$0.25	$0.32	$0.50	$0.30

Diluted, pro forma	$0.21	$0.24	$0.44	$0.19

Weighted average shares used in computation:
Basic	25,338	25,605	25,237	25,582

Diluted	26,228	26,475	26,133	26,462

      The effects of applying the fair value method for providing pro forma disclosures may not be representative of the effects on reported net income for future periods until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of such options.

3.	Net Income Per Share

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period.

Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. For the three months ended June 29, 2003, none of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the three months ended June 27, 2004, there were 122,663 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. For the six months ended June 29, 2003, none of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended June 27, 2004, there were 82,049 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

4.	Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of June 27, 2004. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of June 27, 2004, although $3.7 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers compensation and general liability insurance claims.

5.	Accrued Expenses

      Accrued expenses consist of the following:

	December 28,	June 27,
	2003	2004

	(In thousands)
Accrued payroll	$7,220	$7,615
Sales and use tax payable	3,233	2,620
Property tax payable	2,389	2,107
Accrued insurance	4,184	6,049
Accrued rent	3,022	4,019
Income taxes payable	6,731	4,484
Other accrued expenses	2,443	4,267

	$29,222	$31,161

6.	Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended June 27, 2004:
Revenues	$175,336	$152,518	$22,818
Income (loss) before income taxes	12,416	12,477	(61)
Capital expenditures	12,914	9,766	3,148
Total assets	292,439	261,656	30,783
As of and for the Three Months Ended June 29, 2003:
Revenues	$136,605	$123,919	$12,686
Income before income taxes, as restated	9,926	9,771	155
Capital expenditures	14,656	11,840	2,816
Total assets, as restated	235,830	218,075	17,755
As of and for the Six Months Ended June 27, 2004:
Revenues	$345,129	$302,641	$42,488
Income (loss) before income taxes	10,418	11,965	(1,547)
Capital expenditures	29,154	21,810	7,344
Total assets	292,439	261,656	30,783
As of and for the Six Months Ended June 29, 2003:
Revenues	$268,200	$244,659	$23,541
Income before income taxes, as restated	19,575	19,416	159
Capital expenditures	24,542	19,652	4,890
Total assets, as restated	235,830	218,075	17,755

7.	Income Tax Liability Reduction

      At June 27, 2004, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the six months ended June 27, 2004, P.F. Chang’s recorded an $858,000 increase to equity with a corresponding $858,000 reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

8.	Commitments and Contingencies

      The Company is engaged in various legal actions, which arise in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2003 contained in our 2003 Annual Report on Form 10-K.

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

Overview

      As of June 27, 2004, we owned and operated 105 full service restaurants, or Bistros, that feature a blend of high-quality, traditional Chinese cuisine with attentive service and a high-energy, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 44 limited service, or Pei Wei, restaurants as of June 27, 2004. Pei Wei Asian Diner offers a modest menu of freshly prepared Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then. Our Pei Wei restaurants are currently located in Arizona, Colorado, Southern California, Nevada, New Mexico, Texas, Utah, and Oklahoma.

      We intend to open 18 new Bistros by the end of 2004, eight of which were open by the end of the second quarter of 2004. Approximately half of the Bistros that we intend to develop in 2004 will be located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2004. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.5 million and total invested capital of approximately $3.4 million per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $375,000 per restaurant.

      We also intend to develop 20 Pei Wei restaurants by the end of 2004, eleven of which were open by the end of the second quarter of 2004. We will continue our development in existing markets and plan to enter six new markets in 2004. We have signed leases for all of our development planned for fiscal 2004. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following table sets forth certain unaudited quarterly information for the three months ended June 29, 2003 and June 27, 2004, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. Comparisons to reported amounts for 2003 are based upon restated results as discussed in Note 1 of the Notes to the Consolidated Financial Statements. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the three months ended June 29, 2003 and June 27, 2004

	Three Months Ended

	June 29, 2003, as restated			June 27, 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$136,605	$123,919	$12,686	$175,336	$152,518	$22,818
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.2%	27.0%	29.4%	27.3%	27.1%	28.3%
Labor	31.3	31.2	32.4	32.2	32.2	32.5
Partner bonus expense, imputed	0.3	0.3	0.2	0.2	0.3	0.1
Operating	16.7	16.8	15.4	16.8	16.8	16.7
Occupancy	5.6	5.5	6.5	5.5	5.3	6.5

Total restaurant operating costs	81.1	80.8	83.8	82.0	81.7	84.2
General and administrative	5.4	5.2	7.2	4.7	4.4	7.0
Depreciation and amortization	3.4	3.3	3.7	3.5	3.5	4.1
Preopening expense	0.9	0.7	2.5	0.8	0.5	2.4
Partner investment expense	0.7	0.7	0.4	0.5	0.4	1.6

Income from operations	8.6	9.3	2.3	8.4	9.6	0.7
Interest and other income, net	0.1	0.1	0.0	0.0	0.0	0.0
Minority interest	(1.5)	(1.5)	(1.2)	(1.4)	(1.4)	(0.9)

Income (loss) before provision for income taxes	7.3	7.9%	1.2%	7.1	8.2%	(0.3)%

Provision for income taxes	(2.4)			(2.2)

Net income	4.8%			4.9%

      Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $38.7 million, or 28.4%, to $175.3 million in the three months ended June 27, 2004 from $136.6 million in the three months ended June 29, 2003. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $28.6 million at our Bistro restaurants. This increase was attributable to revenues of $9.3 million generated by new restaurants opened in 2004, a $16.6 million increase in revenues in 2004 for restaurants that opened subsequent to June 29, 2003 and a $2.7 million increase in revenues for restaurants that opened before June 29, 2003. Customer traffic growth as well as a price increase of approximately 1% implemented at the beginning of the second quarter of 2004 produced comparable restaurant sales gains of 2.3% in the three months ended June 27, 2004. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $10.1 million at our Pei Wei restaurants. The increase was attributable to revenues of $4.9 million generated by new restaurants opened in 2004, a $4.5 million increase in revenues in 2004 for restaurants that opened subsequent to June 29, 2003 and a $700,000 increase in revenues for restaurants that opened before June 29, 2003. Customer traffic growth as well as a price increase of approximately 1.5% implemented during the second quarter of 2004 produced comparable restaurant sales gains of 1.8% in the three months ended June 27, 2004.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $10.7 million, or 28.6%, to $47.9 million in the three months ended June 27, 2004 from $37.2 million in the three months ended June 27, 2003. Cost of sales increased as a percentage of revenues to 27.3% in the three months ended June 27, 2004 from 27.2% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.1% in the three months ended June 27, 2004 from 27.0% in the three months ended June 29, 2003. This increase was primarily the result of higher meat, rice, and oil prices, offset by lower seafood and produce prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.3% in the three months ended June 27, 2004 from 29.4% in the three months ended June 29, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood and produce prices, offset by higher meat, rice and oil prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $13.7 million, or 32.0%, to $56.5 million in the three months ended June 27, 2004 from $42.8 million in the three months ended June 29, 2003. Labor expenses as a percentage of revenues increased to 32.2% in the three months ended June 27, 2004 from 31.3% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 32.2% in the three months ended June 27, 2004 from 31.2% in the three months ended June 29, 2003. This increase was primarily due to higher health insurance costs as a result of changes to our health insurance plan.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei increased nominally to 32.5% in the three months ended June 27, 2004 from 32.4% in the three months ended June 29, 2003. This increase was primarily the result of higher health insurance costs as a result of changes to our health insurance plan, offset by improvements in labor costs given a more mature store base.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $62,000, or 17.9%, to $409,000 in the three months ended June 27, 2004 from $347,000 in the three months ended June 29, 2003. Partner bonus expense, imputed as a percentage of revenues decreased nominally to 0.2% in the three months ended June 27, 2004 from 0.3% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro increased to $382,000 in the three months ended June 27, 2004 from $327,000 in the three months ended June 29, 2003. The increase was due primarily to an increase in the number of partners for which this imputed bonus is applicable, offset by a decrease in operating profit percentage which is the basis for the bonus calculation.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased nominally to $27,000 in the three months ended June 27, 2004 from $20,000 in the three months ended June 29, 2003. The increase was due to an increase in the number of partners for which this imputed bonus is applicable.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.6 million, or 29.3%, to $29.4 million in the three months ended June 27, 2004 from $22.8 million in the three months ended June 29, 2003. Operating expenses increased as a percentage of revenues to 16.8% in the three months ended June 27, 2004 from 16.7% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues for our Bistro restaurants was 16.8% in the three months ended June 27, 2004 and in the three months ended June 29, 2003. Increased sales leverage achieved in the three months ended June 27, 2004 on that portion of operating costs that are fixed in nature was offset by slightly higher utility costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.7% for the three months ended June 27, 2004 from 15.4% in the three months ended June 29, 2003. This increase was primarily attributable to higher menu and printing costs associated with a new menu roll-out and changes to menu displays at certain locations.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $2.0 million, or 26.1%, to $9.6 million in the three months ended June 27, 2004 from $7.6 million in the three months ended June 29, 2003. Occupancy costs decreased nominally as a percentage of revenues to 5.5% in the three months ended June 27, 2004 from 5.6% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.3% for the three months ended June 27, 2004 from 5.5% for the three months ended June 29, 2003. This decrease in occupancy was primarily the result of more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei remained the same as a percentage of revenues at 6.5% for the three months ended June 27, 2004 as compared to the three months ended June 29, 2003 as a result of sales leverage achieved on those occupancy costs that are fixed in nature offset by an increased number of locations opened in markets with higher rent costs.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $8.3 million in the three months ended June 27, 2004 from $7.3 million in the three months ended June 29, 2003. Consolidated general and administrative expenses decreased as a percentage of revenues to 4.7% in the three months ended June 27, 2004 from 5.4% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $283,000 to $6.7 million in the three months ended June 27, 2004 from $6.4 million in the three months ended June 29, 2003. This increase was due to the addition of corporate management personnel, which resulted in approximately $260,000 of additional compensation expense, offset by reduced incentive accruals and health insurance costs due to the impact of employee contributions, as well as additional consulting and occupancy costs primarily relating to our new corporate office space.

Pei Wei: General and administrative expenses at Pei Wei increased by $684,000 to $1.6 million in the three months ended June 27, 2004 from $919,000 in the three months ended June 29, 2003. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $523,000 of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also incurred additional consulting fees and travel expenses associated with new store openings and development.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and losses on disposals of property and equipment. Consolidated depreciation and amortization increased by 33.2%, to $6.2 million in the three months ended June 27, 2004 from $4.7 million in the three months June 29, 2003. Depreciation and amortization increased as a percentage of revenues to 3.5% in the three months ended June 27, 2004 from 3.4% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased to $5.3 million for the three months ended June 27, 2004 from $4.2 million for the three months ended June 29, 2003. The increase of $1.1 million was related to depreciation and amortization on restaurants opened subsequent to June 29, 2003, as well as a full quarter’s depreciation and amortization on property and equipment in restaurants opened during the second quarter of 2003.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $458,000 to $930,000 for the three months ended June 27, 2004 from $472,000 for the three months ended June 29, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 29, 2003 totaling $397,000 for the three months ended June 27, 2004; as well as a full quarter’s depreciation and amortization on property and equipment in restaurants opened during the second quarter of 2003.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended June 27, 2004 increased to $1.3 million from $1.2 million in the three months ended June 29, 2003. Preopening expenses decreased as a percentage of revenues to 0.8% in the three months ended June 27, 2004 from 0.9% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Preopening expenses decreased by $82,000 to $782,000 for the three months ended June 27, 2004 from $864,000 for the three months ended June 29, 2003. The decrease in preopening costs is a result of seven unopened stores in progress at the end of the second quarter 2004 versus 12 stores in progress at the end of the second quarter 2003, combined with lower average preopening costs for our 2004 openings thus far as compared to 2003 openings, offset in part by costs associated with opening two restaurants in the second quarter of 2004 versus one restaurant opened in the second quarter of 2003.

Pei Wei: Preopening expenses increased by $245,000 to $557,000 as of the three months ended June 27, 2004 from $312,000 as of the three months ended June 29, 2003. This increase was primarily due to the opening of six new Pei Weis in the second quarter of 2004 as compared to opening three new Pei Weis in the second quarter of 2003.

      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five-year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consolidated partner investment expense in the three months ended June 27, 2004 increased to $910,000 from $903,000 in the three months ended June 29, 2003. Partner investment expense decreased as a percentage of revenues to 0.5% in the three months ended June 27, 2004 from 0.7% in the three months ended June 29, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $297,000 to $550,000 for the three months ended June 27, 2004 from $847,000 for the three months ended June 29, 2003. This decrease was due to the absence of amortization of unearned compensation offset by the investment expense related to opening two stores in the second quarter 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $304,000 to $360,000 as of the three months ended June 27, 2004 from $56,000 as of the three months ended June 29, 2003. This increase was in part due to the impact on investment expense of opening three restaurants in the second quarter of 2004, offset by the absence of amortization of unearned compensation.

Interest and Other Income, Net

      Consolidated net interest and other income decreased to $56,000 in the three months ended June 27, 2004 as compared to $120,000 in the three months ended June 29, 2003, and also decreased nominally as a percentage of revenues from 0.1% in the second quarter of 2003 to 0.0% in the second quarter of 2004.

Minority Interest

      Minority interest represents the portion of our net earnings (losses) which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended June 27, 2004 increased to $2.4 million from $2.0 million for the three months ended June 29, 2003. As a percentage of revenues, minority interest decreased to 1.4% of revenues for the three months ended June 27, 2004 from 1.5% of revenues for the three months ended June 29, 2003. The majority of this decrease as a percentage of revenues resulted from a decrease in the operating profit at our existing Bistro restaurants in the second quarter of 2004 as compared to the second quarter of 2003 as well as the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes

      Our effective tax rate for the three months ended June 27, 2004 was 31.5%. For the three months ended June 29, 2003, the effective tax rate was 34.0%. The income tax rates for the three months ended June 27, 2004 and June 29, 2003 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the six months ended June 29, 2003 and June 27, 2004

	Six Months Ended

	June 29, 2003, as restated			June 27, 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$268,200	$244,659	$23,541	$345,129	$302,641	$42,488
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.0%	26.8%	29.1%	27.4%	27.3%	28.5%
Labor	31.5	31.4	32.8	32.2	32.2	32.5
Partner bonus expense, imputed	0.3	0.3	0.2	0.2	0.2	0.1
Operating	16.5	16.7	15.3	16.7	16.8	16.5
Occupancy	5.6	5.5	6.5	5.4	5.3	6.5

Total restaurant operating costs	80.9	80.6	83.9	82.0	81.7	84.1
General and administrative	5.3	5.1	7.5	4.9	4.6	7.1
Depreciation and amortization	3.3	3.3	3.7	3.5	3.4	4.0
Preopening expense	1.2	1.0	2.7	1.1	0.8	2.7
Partner investment expense	0.6	0.6	0.4	4.2	4.1	4.8

Income (loss) from operations	8.7	9.4	1.8	4.3	5.3	(2.7)
Interest income (expense), net	0.1	0.1	0.0	0.0	0.0	0.0
Minority interest	(1.5)	(1.5)	(1.1)	(1.4)	(1.4)	(0.9)

Income (loss) before provision for income taxes	7.3	7.9%	0.7%	3.0	4.0%	(3.6)%

Provision for income taxes	(2.5)			(0.7)

Net income	4.8%			2.3%

      Certain percentage amounts do not sum to total due to rounding.

Revenues

      Consolidated revenues increased by $76.9 million, or 28.7%, to $345.1 million in the six months ended June 27, 2004 from $268.2 million in the six months ended June 29, 2003. Each segment contributed to the increase as follows:

Bistro: Revenues increased by $58.0 million at our Bistro restaurants. This increase was attributable to revenues of $13.5 million generated by new restaurants opened in 2004, $33.5 million of revenues in 2004 for restaurants that opened subsequent to June 29, 2003 and an $11.0 million increase in revenues for restaurants that opened before June 29, 2003. Customer traffic growth as well as a price increase of approximately 1.0% implemented at the beginning of the second quarter of 2004 produced comparable restaurant sales gains of 3.1% in the six months ended June 27, 2004. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $18.9 million at our Pei Wei restaurants. The increase was attributable to revenues of $6.1 million generated by new restaurants opened in 2004, $9.2 million of revenues in 2004 for restaurants that opened subsequent to June 29, 2003 and a $3.6 million increase in revenues for restaurants that opened before June 29, 2003. Customer traffic growth as well as a price increase of approximately 1.5% implemented during the second quarter of 2004 produced comparable restaurant sales gains of 2.1% in the six months ended June 27, 2004.

Costs and Expenses

      Cost of Sales. Consolidated cost of sales increased by $22.2 million, or 30.7%, to $94.7 million in the six months ended June 27, 2004 from $72.5 million in the six months ended June 29, 2003. Cost of sales increased as a percentage of revenues to 27.4% in the six months ended June 27, 2004 from 27.0% in the six months ended June 29, 2003. Each segment contributed as a percentage of revenues as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 27.3% in the six months ended June 27, 2004 from 26.8% in the six months ended June 29, 2003. This increase was primarily the result of higher meat, poultry, rice and oil prices, offset by lower seafood prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.5% in the six months ended June 27, 2004 from 29.1% in the six months ended June 29, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood prices, offset by higher meat, poultry, rice and oil prices.

      Labor. Consolidated labor expenses increased by $26.7 million, or 31.6%, to $111.1 million in the six months ended June 27, 2004 from $84.4 million in the six months ended June 29, 2003. Labor expenses increased as a percentage of revenues to 32.2% in the six months ended June 27, 2004 from 31.5% in the six months ended June 29, 2003. Each segment contributed as a percentage of revenues as follows:

Bistro: As a percentage of revenues, labor expenses for our Bistro restaurants increased to 32.2% in the six months ended June 27, 2004 from 31.4% in the six months ended June 29, 2003. This increase was primarily due to higher health insurance costs as a result of changes to our health insurance plan.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 32.5% in the six months ended June 27, 2004 from 32.8% in the six months ended June 29, 2003. This decrease was a result of improvement in efficiencies given a more mature restaurant base, partially offset by higher health insurance costs as a result of changes to our health insurance plan.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $74,000, or 10.4%, to $786,000 in the six months ended June 27, 2004 from $712,000 in the six months ended June 29, 2003. Partner bonus expense, imputed as a percentage of revenues decreased nominally to 0.2% in the six months ended June 27, 2004 from 0.3% in the six months ended June 29, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro increased to $731,000 in the six months ended June 27, 2004 from $672,000 in the six months ended June 29, 2003. The increase was due primarily to an increase in the number of partners for which this imputed bonus is applicable, offset by a slight decrease in operating profit percentage which is the basis for the bonus calculation.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased to $55,000 in the six months ended June 27, 2004 from $40,000 in the six months ended June 29, 2003. The increase was due to an increase in the number of partners for which this imputed bonus is applicable, as well as an increase in operating profit percentage which is the basis for the bonus calculation.

      Operating. Consolidated operating expenses increased by $13.4 million, or 30.2%, to $57.8 million in the six months ended June 27, 2004 from $44.4 million in the six months ended June 29, 2003. Operating expenses as a percentage of revenues increased to 16.7% in the six months ended June 27, 2004 from 16.5% in the six months ended June 29, 2003. Each segment contributed as a percentage of revenues as follows:

Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased nominally to 16.8% in the six months ended June 27, 2004 from 16.7% in the six months ended June 29,

2003. Increased sales leverage achieved in the first two quarters of 2004 on that portion of operating costs that are fixed in nature was offset by slightly higher utility and maintenance contract expenses.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.5% in the six months ended June 27, 2004 from 15.3% in the six months ended June 29, 2003. This increase was primarily attributable to higher menu and printing costs associated with a new menu roll-out and changes to menu displays at certain locations.

      Occupancy. Consolidated occupancy costs increased by $3.7 million, or 24.2%, to $18.7 million in the six months ended June 27, 2004 from $15.0 million in the six months ended June 29, 2003. Occupancy costs decreased as a percentage of revenues to 5.4% in the six months ended June 27, 2004 from 5.6% in the six months ended June 29, 2003. Each segment contributed as a percentage of revenues as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.3% for the six months ended June 27, 2004 from 5.5% for the six months ended June 29, 2003. This decrease in occupancy was primarily the result of the increased sales leverage achieved on those occupancy costs that are fixed in nature and more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei were consistent as a percentage of revenues at 6.5% for the six months ended June 27, 2004 in comparison to the six months ended June 29, 2003 as a result of sales leverage achieved on those occupancy costs that are fixed in nature offset by an increased number of locations opened in markets with higher rent costs.

      General and Administrative. Consolidated general and administrative expenses increased by $2.9 million to $17.0 million in the six months ended June 27, 2004 from $14.1 million in the six months ended June 29, 2003. Consolidated general and administrative expenses decreased as a percentage of revenues to 4.9% for the six months ended June 27, 2004 from 5.3% for the six months ended June 29, 2003. Each segment contributed to the increase in dollars as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.6 million to $14.0 million in the six months ended June 27, 2004 from $12.4 million in the six months ended June 29, 2003. This increase was due primarily to $750,000 in legal fees associated with the settlement of our California litigation and the addition of corporate management personnel, which resulted in additional compensation and benefits expense, offset by reduced incentive accruals and health insurance costs due to the impact of employee contributions. Consulting, office and equipment lease expenses increased $400,000 primarily as a result of growth of our restaurant base and infrastructure. We also incurred an additional $285,000 in accounting and legal costs related to our voluntary SEC review and related restatement during the six months ended June 27, 2004.

Pei Wei: General and administrative expenses at Pei Wei increased by $1.2 million to $3.0 million in the six months ended June 27, 2004 from $1.8 million in the six months ended June 29, 2003. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.0 million of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings and development, consulting fees and franchise taxes.

      Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.1 million, or 34.6%, to $12.0 million in the six months ended June 27, 2004 from $8.9 million in the six months ended June 29, 2003. Consolidated depreciation and amortization increased as a percentage of revenues to 3.5% in the six months ended June 27, 2004 from 3.3% in the six months ended June 29, 2003. Each segment contributed to the increase in dollars as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $2.2 million to $10.3 million for the six months ended June 27, 2004 from $8.1 million for the six months ended June 29, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 29, 2003 totaling $1.9 million for the six months ended June 27, 2004; as well as a full six months of depreciation and amortization on fixed assets in restaurants opened during the first half of 2003.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $821,000 to $1.7 million for the six months ended June 27, 2004 from $871,000 for the six months ended June 29, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to June 29, 2003 totaling $626,000 for the six months ended June 27, 2004; as well as a full six months of depreciation and amortization on fixed assets in restaurants opened during the first half of 2003.

      Preopening Expense. Consolidated preopening expenses in the six months ended June 27, 2004 increased by $491,000 to $3.7 million from $3.2 million in the six months ended June 29, 2003. Consolidated preopening expenses decreased nominally as a percentage of revenues to 1.1% in the six months ended June 27, 2004 from 1.2% in the six months ended June 29, 2003. Each segment contributed to the increase in dollars as follows:

Bistro: Preopening expenses decreased nominally as a percentage of revenues to 0.8% for the six months ended June 27, 2004 from 1.0% in the six months ended June 29, 2003. This decrease was attributed to seven unopened stores in progress at the end of the second quarter 2004 versus 12 unopened stores in progress at the end of the second quarter of 2003 and lower average preopening costs for our 2004 openings thus far as compared to 2003 openings, offset in part by expenses relating to the opening of eight restaurants during the first six months of 2004 versus six restaurants opened during the first six months of 2003.

Pei Wei: Preopening expenses as a percentage of revenues was consistent at 2.7% for the six months ended June 27, 2004 in comparison to six months ended June 29, 2003.

      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense in the six months ended June 27, 2004 increased by $12.7 million to $14.4 million from $1.7 million in the six months ended June 29, 2003. Partner investment expense increased as a percentage of revenues to 4.2% in the six months ended June 27, 2004 from 0.6% in the six months ended June 29, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro increased by $10.7 million to $12.3 million for the six months ended June 27, 2004 from $1.6 million for the six months ended June 29, 2003. This increase was primarily the result of the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, as well as the impact on investment expense of opening eight stores in the first six months of 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $2.0 million to $2.1 million as of the six months ended June 27, 2004 from $103,000 as of the six months ended June 29, 2003. This increase was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, as well as the impact on investment expense of opening eleven stores in the first six months of 2004.

Interest and Other Income, net

      Consolidated net interest and other income decreased from $239,000 in the six months ended June 29, 2003 to $147,000 in the six months ended June 27, 2004, and also decreased nominally as a percentage of revenues to 0.0% in the six months ended June 27, 2004 as compared to 0.1% in the six months ended June 29, 2003.

Minority Interest

      Consolidated minority interest for the six months ended June 27, 2004 increased by $705,000 to $4.7 million from $4.0 million for the six months ended June 29, 2003. As a percentage of revenues, consolidated minority interest decreased nominally to 1.4% of revenues for the six months ended June 27, 2004 from 1.5% of revenues for the six months ended June 29, 2003. The majority of this decrease as a percentage of revenues resulted from a decrease in the operating profit at our existing Bistro restaurants in the first half of 2004 as compared to the first half of 2003.

Provision for Income Taxes

      In accordance with APB 28 Interim Financial Reporting, the Company is to estimate its effective tax rate for the entire year and apply it to interim operating results. When a significant unusual charge occurs, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements, the income tax effect for such a charge is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the six months ended June 27, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charge relating to the modification, and applying a rate of 38.5% to the charge relating to the modification. Absent any significant unusual charges during the remainder of 2004, we presently expect that our effective tax rate will be 31.5%. For the three months ended June 27, 2004, the effective tax rate was 31.5%. For the six months ended June 29, 2003, the effective tax rate was 34%. The income tax rates for the six months ended June 27, 2004 and June 29, 2003 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $33.3 million and $36.4 million for the six months ended June 27, 2004 and June 29, 2003, respectively. Net cash provided by operating activities exceeded net income for the six months ended June 27, 2004 due principally to the effect of partner investment expense, minority interest and depreciation partially offset by increases in prepaids and deferred income tax assets and a decrease in unearned revenue. Net cash provided by operating activities exceeded net income for the six months ended June 29, 2003 due principally to the effect of partner investment expense, minority interest and depreciation and amortization, an increase in operating liabilities, along with an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the six months ended June 27, 2004 and June 29, 2003 was $29.2 million and $25.9 million, respectively. Investing activities primarily related to capital expenditures in both periods. We intend to open 18 new Bistros in 2004, eight of which were open as of June 27, 2004. We also intend to open 20 new Pei Wei restaurants in 2004, eleven of which were open as of June 27, 2004. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million. Preopening expenses are expected to average approximately $375,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the six months ended June 27, 2004 was $3.8 million compared to net cash used in financing activities for the six months ended June 29, 2003 of $2.5 million. Financing activities in the first six months of 2004 and the first six months of 2003 both consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to

200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of June 27, 2004. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of June 27, 2004, although $3.7 million is committed for the issuance of letters of credit which are required by insurance companies for our workers compensation and general liability insurance claims.

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

      As of June 27, 2004, there were 175 partners within the P.F. Chang’s China Bistro, Inc. system. During the six months ended June 27, 2004, we did not purchase any of the minority partners’ interests that had reached their five-year threshold period and were available for purchase. During the remainder of 2004, we will have the opportunity to purchase 21 additional partners’ interests. If all of these interests are purchased in their entirety, the total purchase price would approximate $7.0 million to $10.0 million based upon the estimated fair value of the respective interests at June 27, 2004. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from June 27, 2004 through the date of purchase. If we purchase all of these interests in 2004, the estimated financial impact would be an additional $0.01 to $0.02 of earnings per share.

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

      We operated 105 full service, or Bistro, restaurants and 44 limited service, or Pei Wei, restaurants, as of June 27, 2004, 41 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2004. These increases could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 149 restaurants as of June 27, 2004. We expect to open 18 Bistros and 20 Pei Wei restaurants in fiscal 2004. Our ability to expand successfully will depend on a number of factors, including:

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

      We believe that the market risk associated with our market risk sensitive instruments as of June 27, 2004 is not material, and therefore, disclosure is not required.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on April 23, 2004. There were four proposals up for approval. The results of voting are as follows:

      1) The election of the entire Board of Directors:

	Total
	Votes For	Abstain

Richard L. Federico	21,525,771	312,294
Kenneth J. Wessels	21,525,771	312,294
R. Michael Welborn	21,525,771	312,294
James G. Shennan, Jr.	21,525,771	312,294
F. Lane Cardwell, Jr.	21,525,771	312,294
M. Ann Rhoades	21,525,771	312,294
Lesley H. Howe	21,525,771	312,294

      2) The ratification of the appointment of Ernst & Young as the Company’s independent auditors:

Total Votes	Total Votes
For	Against	Abstain

21,755,130	52,804	30,131

      3) The amendment of the Company’s 1998 Stock Option Plan:

Total Votes	Total Votes
For	Against	Abstain

12,911,626	3,273,569	367,538

      4) Adjournment of meeting, if necessary:

Total Votes	Total Votes
For	Against	Abstain

10,668,458	6,636,663	4,532,944

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

      (b) Reports on Form 8-K

      Report on Form 8-K filed on April 23, 2004 containing a press release announcing P.F. Chang’s earnings for its first fiscal quarter of 2004.

      Report on Form 8-K filed on April 5, 2004 containing a press release announcing P.F. Chang’s revenues for its first fiscal quarter of 2004.

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

______________________________________
Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

Date: July 21, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description Document

3.1(1)	Amended and Restated Certificate of Incorporation.
3.1(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(3)	1998 Employee Stock Purchase Plan.
10.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10.13(5)	1999 Nonstatutory Stock Option Plan.
10.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.