Form 10-Q
period 2004-09-26
P F CHANGS CHINA BISTRO INC
filed 2004-10-20
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004
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

      As of September 26, 2004, there were outstanding 25,839,881 shares of the registrant’s Common Stock.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	September 26,
	2003	2004

	(Note 1)	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,478	$47,025
Short-term investments	5,000	5,000
Inventories	2,911	3,236
Prepaids and other current assets	6,313	4,404

Total current assets	59,702	59,665
Construction-in-progress	16,445	29,514
Property and equipment, net	181,846	204,137
Deferred income tax assets	2,695	5,867
Goodwill	6,819	6,819
Other assets	5,570	5,960

Total assets	$273,077	$311,962

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$8,614
Construction payable	6,459	3,332
Accrued expenses	29,222	33,636
Unearned revenue	9,851	6,825
Current portion of long-term debt due to related parties	1,454	136

Total current liabilities	55,353	52,543
Long-term debt to related parties	136	—
Minority interests	11,877	28,758
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,518,039 shares issued and outstanding at December 28, 2003 and 25,839,881 at September 26, 2004	26	26
Additional paid-in capital	139,639	148,320
Retained earnings	66,046	82,315

Total common stockholders’ equity	205,711	230,661

Total liabilities and common stockholders’ equity	$273,077	$311,962

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	September 28,	September 26,	September 28,	September 26,
	2003	2004	2003	2004

	(Restated)		(Restated)

	(Unaudited)

	(In thousands, except per share)
Revenues	$134,926	$174,013	$393,785	$507,671
Costs and expenses:
Restaurant operating costs:
Cost of sales	38,460	48,853	110,916	143,579
Labor	43,726	56,225	128,170	167,340
Partner bonus expense, imputed	350	456	1,062	1,242
Operating	18,513	24,769	53,552	71,098
Occupancy	7,711	9,944	22,747	28,613

Total restaurant operating costs	108,760	140,247	316,447	411,872
General and administrative	6,897	8,909	21,024	25,952
Depreciation and amortization	4,944	6,526	13,869	18,541
Preopening expense	2,627	2,015	5,787	5,667
Partner investment expense	1,634	1,675	3,290	16,056

Income from operations	10,064	14,641	33,368	29,583
Interest and other income, net	151	91	390	238

Income before minority interest and provision for income taxes	10,215	14,732	33,758	29,821
Minority interest	(1,954)	(2,575)	(5,922)	(7,247)

Income before provision for income taxes	8,261	12,157	27,836	22,574
Provision for income taxes	(2,725)	(3,829)	(9,315)	(6,305)

Net income	$5,536	$8,328	$18,521	$16,269

Net income per share:
Basic	$0.22	$0.32	$0.73	$0.63

Diluted	$0.21	$0.31	$0.71	$0.61

Weighted average shares used in computation:
Basic	25,414	25,768	25,296	25,644

Diluted	26,331	26,589	26,199	26,505

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 28,	September 26,
	2003	2004

	(Restated)	(Unaudited)

	(In thousands)
Operating Activities:
Net income	$18,521	$16,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,869	18,541
Partner investment expense	3,290	16,056
Partner bonus expense, imputed	1,062	1,242
Deferred income taxes	(2,042)	(3,172)
Tax benefit from disqualifying stock option dispositions credited to equity	4,408	3,490
Minority interest	5,922	7,247
Changes in operating assets and liabilities:
Inventories	(332)	(325)
Prepaids and other current assets	2,139	1,909
Other assets	(1,073)	(390)
Accounts payable	(1,173)	247
Accrued expenses	10,601	4,414
Unearned revenue	(1,775)	(3,026)

Net cash provided by operating activities	53,417	62,502
Investing Activities:
Capital expenditures	(46,457)	(57,028)
Purchase of minority interests	(863)	—

Net cash used in investing activities	(47,320)	(57,028)
Financing Activities:
Repayments of long-term debt due to related parties	(1,692)	(1,454)
Proceeds from stock options exercised and employee stock purchases	5,265	5,191
Proceeds from minority investors’ contributions	750	885
Distributions to minority members and partners	(6,985)	(8,549)

Net cash used in financing activities	(2,662)	(3,927)

Net increase in cash and cash equivalents	3,435	1,547
Cash and cash equivalents at the beginning of the period	39,089	45,478

Cash and cash equivalents at the end of the period	$42,524	$47,025

Supplemental disclosure of cash flow information:
Cash paid for interest	138	76
Cash paid for income taxes	1,565	8,202
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	370	—

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      As of September 26, 2004, P.F. Chang’s China Bistro, Inc. owned and operated 108 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 47 limited service restaurants under the name of “Pei Wei Asian Diner.”

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

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

Reclassification

      As of September 26, 2004, the Company has reclassified certain of its restaurant operating costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. For the three and nine months ended September 28, 2003 the reclassification totaled $4,803,000 and $14,145,000, respectively. For the three and nine months ended September 26, 2004, the reclassification totaled $5,678,000 and $17,149,000, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effects of the Company’s restatement and reclassification on previously reported Consolidated Financial Statements for periods prior to December 28, 2003 are summarized below.

      The following table reflects the effect of the restatement and reclassification on the Consolidated Statements of Income (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 28, 2003		September 28, 2003

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Selected Statement of Income Data:
Partner bonus expense, imputed	$—	$350	$—	$1,062
Total restaurant operating costs	113,213	108,760	329,529	316,447
Depreciation and amortization*	4,827	4,944	13,761	13,869
Partner investment expense	—	1,634	—	3,290
Income from operations*	12,165	10,064	37,828	33,368
Interest and other income (expense), net*	(69)	151	(31)	390
Income before minority interest and provision for income taxes	12,096	10,215	37,797	33,758
Minority interest	(2,305)	(1,954)	(6,985)	(5,922)
Income before provision for income taxes	9,791	8,261	30,812	27,836
Provision for income taxes	(3,314)	(2,725)	(10,461)	(9,315)
Net income	6,477	5,536	20,351	18,521
Basic net income per share	0.25	0.22	0.80	0.73
Diluted net income per share	0.25	0.21	0.78	0.71

      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended,
	September 28, 2003

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net income	$20,351	$18,521
Amortization of intangibles	314	—
Partner investment expense	—	3,290
Partner bonus expense, imputed	—	1,062
Deferred income taxes	(896)	(2,042)
Minority interest	6,985	5,922
Net cash provided by operating activities*	52,996	53,417

*	Also includes reclassification of loss on disposal of fixed assets from Interest and other income (expense), net to Depreciation and amortization for three and nine month periods ending September 28, 2003 to conform to current period presentation.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Modification

      P.F. Chang’s employs a partnership management structure in connection with which it has entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Effective March 28, 2004, the Company executed a modification to all of its partnership agreements that had contained a provision permitting the Company to repurchase the partner’s interest at the capital account balance in certain circumstances. The modification changes the repurchase portion of the partnership agreements to indicate that fair value is to be used for all repurchases regardless of circumstance.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents the effect on net income and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation:

	Three Months Ended		Nine Months Ended

	September 28,	September 26,	September 28,	September 26,
	2003	2004	2003	2004

	(Restated)		(Restated)

	(In thousands, except per share amounts)
Net income, as reported	$5,536	$8,328	$18,521	$16,269
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	703	910	2,277	3,814

Pro forma net income	$4,833	$7,418	$16,244	$12,455

Net income per share:
Basic, as reported	$0.22	$0.32	$0.73	$0.63

Basic, pro forma	$0.19	$0.29	$0.64	$0.49

Diluted, as reported	$0.21	$0.31	$0.71	$0.61

Diluted, pro forma	$0.18	$0.28	$0.62	$0.47

Weighted average shares used in computation:
Basic	25,414	25,768	25,296	25,644

Diluted	26,331	26,589	26,199	26,505

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

      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans and outstanding warrants. For the three months ended September 28, 2003, 19,000 of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the three months ended September 26, 2004, there were 831,623 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. For the nine months ended September 28, 2003, 98,000 of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the nine months ended September 26, 2004, there were 104,286 of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Credit Facility

      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million, provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of September 26, 2004. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of September 26, 2004, although $4.7 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers compensation and general liability insurance claims.

5.	Accrued Expenses

      Accrued expenses consist of the following:

	December 28,	September 26,
	2003	2004

	(In thousands)
Accrued payroll	$7,220	$9,541
Sales and use tax payable	3,233	2,873
Property tax payable	2,389	2,156
Accrued insurance	4,184	6,821
Accrued rent	3,022	3,924
Income taxes payable	6,731	4,520
Other accrued expenses	2,443	3,801

	$29,222	$33,636

6.	Segment Reporting

      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
As of and for the Three Months Ended September 26, 2004:
Revenues	$174,013	$149,764	$24,249
Income before provision for income taxes	12,157	12,033	124
Capital expenditures	27,875	23,705	4,170
Total assets	311,962	277,349	34,613
As of and for the Three Months Ended September 28, 2003:
Revenues	$134,926	$121,166	$13,760
Income (loss) before provision for income taxes, as restated	8,261	8,489	(228)
Capital expenditures	22,116	17,997	4,119
Total assets, as restated	247,711	226,396	21,315
As of and for the Nine Months Ended September 26, 2004:
Revenues	$507,671	$441,774	$65,897
Income (loss) before provision for income taxes	22,574	23,998	(1,424)
Capital expenditures	57,028	45,514	11,514
Total assets	311,962	277,349	34,613
As of and for the Nine Months Ended September 28, 2003:
Revenues	$393,785	$356,825	$36,960
Income (loss) before provision for income taxes, as restated	27,836	27,905	(69)
Capital expenditures	46,457	37,448	9,009
Total assets, as restated	247,711	226,396	21,315

7.	Income Tax Liability Reduction

      At September 26, 2004, P.F. Chang’s took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the nine months ended September 26, 2004, P.F. Chang’s recorded a $3.5 million increase to equity with a corresponding $3.5 million reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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

Overview

      As of September 26, 2004, we owned and operated 108 full service restaurants, or Bistros, that feature a blend of high-quality, traditional Chinese cuisine with attentive service and a high-energy, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

      We also owned and operated 47 limited service, or Pei Wei, restaurants as of September 26, 2004. Pei Wei Asian Diner offers a modest menu of freshly prepared Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.

      We intend to open 17 new Bistros by the end of 2004, eleven of which were open by the end of the third quarter of 2004. Approximately half of the Bistros that we intend to develop in 2004 are located in new markets across the United States. We have signed lease agreements for all of our development planned for fiscal 2004. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,000 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.7 million per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $375,000 per restaurant.

      We also intend to open 20 new Pei Wei restaurants by the end of 2004, fourteen of which were open by the end of the third quarter of 2004. We will continue our development in existing markets and are entering six new markets in 2004. We have signed leases for all of our development planned for fiscal 2004. Our Pei Wei restaurants are generally 3,000 to 3,200 square feet in size and require an average total cash investment of approximately $750,000 and total invested capital of approximately $1.3 million per restaurant. Preopening expenses at Pei Wei are expected to total approximately $110,000 per restaurant.

Results of Operations

      The following tables set forth certain unaudited quarterly information for the three months ended September 28, 2003 and September 26, 2004 and for the nine months ended September 28, 2003 and September 26, 2004, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. Comparisons to reported amounts for 2003 are based upon restated results as discussed in Note 1 of the Notes to the Consolidated Financial Statements. Additionally, due to the reclassification of certain operating costs relating to complimentary and employee meals discussed in Note 1, the following tables reflect revised revenues and percentages accordingly. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the Three Months Ended September 28, 2003 and September 26, 2004

	Three Months Ended

	September 28, 2003, As Restated			September 26, 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$134,926	$121,166	$13,760	$174,013	$149,764	$24,249
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.5%	28.3%	29.9%	28.1%	27.9%	28.9%
Labor	32.4	32.3	33.3	32.3	32.1	33.4
Partner bonus expense, imputed	0.3	0.3	0.2	0.3	0.3	0.1
Operating	13.7	13.6	14.3	14.2	14.0	15.8
Occupancy	5.7	5.6	6.7	5.7	5.6	6.7

Total restaurant operating costs	80.6	80.2	84.4	80.6	79.9	85.0
General and administrative	5.1	4.8	7.5	5.1	4.9	6.2
Depreciation and amortization	3.7	3.6	4.0	3.8	3.7	4.2
Preopening expense	1.9	1.7	4.3	1.2	1.0	2.0
Partner investment expense	1.2	1.3	0.5	1.0	0.9	1.2

Income (loss) from operations	7.5	8.4	(0.7)	8.4	9.6	1.4
Interest and other income, net	0.1	0.1	0.0	0.1	0.1	0.0
Minority interest	(1.4)	(1.5)	(1.0)	(1.5)	(1.6)	(0.8)

Income (loss) before provision for income taxes	6.1	7.0%	(1.7)%	7.0	8.0%	0.5%

Provision for income taxes	(2.0)			(2.2)

Net income	4.1%			4.8%

      Certain percentage amounts do not sum to total due to rounding.

Revenues

      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $39.1 million, or 29.0%, to $174.0 million in the three months ended September 26, 2004 from $134.9 million in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Revenues increased by $28.6 million at our Bistro restaurants. This increase was attributable to revenues of $11.1 million generated by new restaurants opened in 2004, a $8.9 million increase in revenues in 2004 for restaurants that opened subsequent to September 28, 2003 and a $8.6 million increase in revenues for restaurants that opened before September 28, 2003. Customer traffic growth as well as a price increase of approximately 1.0% implemented at the beginning of the second quarter of 2004 produced comparable restaurant sales gains of 3.6% in the three months ended September 26, 2004. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $10.5 million at our Pei Wei restaurants. The increase was attributable to revenues of $6.9 million generated by new restaurants opened in 2004, a $2.9 million increase in revenues in 2004 for restaurants that opened subsequent to September 28, 2003 and a $0.7 million increase in revenues for restaurants that opened before September 28, 2003. A price increase of approximately 1.5% implemented during the second quarter of 2004 produced comparable restaurant sales gains of 1.0% in the three months ended September 26, 2004.

Costs and Expenses

      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $10.4 million, or 27.0%, to $48.9 million in the three months ended September 26, 2004 from $38.5 million in the three months ended September 28, 2003. Cost of sales decreased as a percentage of revenues to 28.1% in the three months ended September 26, 2004 from 28.5% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.9% in the three months ended September 26, 2004 from 28.3% in the three months ended September 28, 2003. This decrease was primarily the result of lower seafood, poultry, and produce prices partially offset by higher meat, rice, and oil prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.9% in the three months ended September 26, 2004 from 29.9% in the three months ended September 28, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood, poultry, and produce prices, partially offset by higher meat, rice and oil prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $12.5 million, or 28.6%, to $56.2 million in the three months ended September 26, 2004 from $43.7 million in the three months ended September 28, 2003. Labor expenses decreased nominally as a percentage of revenues to 32.3% in the three months ended September 26, 2004 from 32.4% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased nominally to 32.1% in the three months ended September 26, 2004 from 32.3% in the three months ended September 28, 2003. This decrease was primarily due to improvements in hourly and salaried labor management, partially offset by higher insurance costs.

Pei Wei: As a percentage of revenues, labor expenses increased nominally as a percentage of sales at Pei Wei to 33.4% in the three months ended September 26, 2004 from 33.3% in the three months ended September 28, 2003 as a result of higher insurance costs, offset by better labor management from a more mature store base.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $106,000 or 30.3%, to $456,000 in the three months ended September 26, 2004 from $350,000 in the three months ended September 28, 2003. Partner bonus expense, imputed as a percentage of revenues was 0.3% in the three months ended September 26, 2004 and in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro increased to $427,000 in the three months ended September 26, 2004 from $327,000 in the three months ended September 28, 2003. The increase was due primarily to an increase in the number of partners for which this imputed bonus is applicable, as well as a slight increase in operating profit percentage, which is the basis for the bonus calculation.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased nominally to $29,000 in the three months ended September 26, 2004 from $23,000 in the three months ended September 28, 2003. The increase was due to an increase in the number of partners for which this imputed bonus is applicable, partially offset by a slight decrease in operating profit percentage, which is the basis for the bonus calculation.

      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.3 million, or 34.1%, to $24.8 million in the three months ended September 26, 2004 from $18.5 million in the three months ended September 28, 2003. Operating expenses increased as a percentage of revenues to 14.2% in the three months ended September 26, 2004 from 13.7% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.0% in the three months ended September 26, 2004 from 13.6% in the three months ended September 28, 2003 due primarily to higher utility costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.8% for the three months ended September 26, 2004 from 14.3% in the three months ended September 28, 2003. This increase was primarily attributable to slightly higher utility costs and higher repairs and maintenance expenses.

      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $2.2 million, or 28.6%, to $9.9 million in the three months ended September 26, 2004 from $7.7 million in the three months ended September 28, 2003. Occupancy costs as a percentage of revenues was 5.7% in the three months ended September 26, 2004 and in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues was 5.6% for the three months ended September 26, 2004 and for the three months ended September 28, 2003.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues was 6.7% for the three months ended September 26, 2004 and for the three months ended September 28, 2003.

      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased to $8.9 million in the three months ended September 26, 2004 from $6.9 million in the three months ended September 28, 2003. Consolidated general and administrative expenses as a percentage of revenues was

5.1% in the three months ended September 26, 2004 and in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $1.5 million to $7.4 million in the three months ended September 26, 2004 from $5.9 million in the three months ended September 28, 2003. This increase was due to the addition of corporate management personnel and increased incentive accruals, which resulted in approximately $1.2 million of additional compensation expense, increased costs related to Sarbanes-Oxley 404 consulting and accounting services, and occupancy costs relating to our additional corporate office space. These increases were partially offset by lower health insurance costs due to changes in our health insurance plan, primarily resulting from higher contribution levels for our salaried employees.

Pei Wei: General and administrative expenses at Pei Wei increased by $0.5 million to $1.5 million in the three months ended September 26, 2004 from $1.0 million in the three months ended September 28, 2003. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $320,000 of additional compensation expense, and higher health insurance costs due to changes in our health insurance plan, primarily resulting from lower contribution levels for our salaried employees. Pei Wei also incurred additional legal fees and travel expenses associated with new store openings and development.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and losses on disposals of property and equipment. Consolidated depreciation and amortization increased by 32.7%, to $6.5 million in the three months ended September 26, 2004 from $4.9 million in the three months September 28, 2003. Depreciation and amortization increased as a percentage of revenues to 3.8% in the three months ended September 26, 2004 from 3.7% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased to $5.5 million for the three months ended September 26, 2004 from $4.4 million for the three months ended September 28, 2003 and increased as a percentage of revenues to 3.7% in the three months ended September 26, 2004 from 3.6% in the three months ended September 28, 2003. The increase of $1.1 million was related to depreciation and amortization on restaurants opened subsequent to September 28, 2003, as well as a full quarter’s depreciation and amortization on property and equipment in restaurants opened during the third quarter of 2003.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.5 million to $1.0 million for the three months ended September 26, 2004 from $0.5 million for the three months ended September 28, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 28, 2003 totaling $0.4 million for the three months ended September 26, 2004; as well as a full quarter’s depreciation and amortization on property and equipment in restaurants opened during the third quarter of 2003.

      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses in the three months ended September 26, 2004 decreased to $2.0 million from $2.6 million in the three months ended September 28, 2003. Preopening expenses decreased as a percentage of revenues to 1.2% in the three months ended September 26, 2004 from 1.9% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Preopening expenses decreased by $0.5 million to $1.5 million for the three months ended September 26, 2004 from $2.0 million for the three months ended September 28, 2003. The decrease in preopening costs is primarily a result of the opening of three stores in the third quarter 2004 as compared to the opening of five stores in the third quarter of 2003.

Pei Wei: Preopening expenses decreased by $0.1 million to $0.5 million for the three months ended September 26, 2004 from $0.6 million for the three months ended September 28, 2003. This decrease was primarily due to the opening of three new Pei Weis in the third quarter of 2004 as compared to opening four new Pei Weis in the third quarter of 2003.

      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five-year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consolidated partner investment expense in the three months ended September 26, 2004 was $1.7 million, up slightly from $1.6 million in the three months ended September 28, 2003. Partner investment expense decreased as a percentage of revenues to 1.0% in the three months ended September 26, 2004 from 1.2% in the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $0.2 million to $1.4 million for the three months ended September 26, 2004 from $1.6 million for the three months ended September 28, 2003. This decrease was due to the absence of amortization of unearned compensation, offset by the impact on investment expense of five stores’ partnerships being effective in the third quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $0.2 million to $0.3 million as of the three months ended September 26, 2004 from $0.1 million as of the three months ended September 28, 2003. This increase was in part due to the impact on investment expense of five stores’ partnerships being effective in the third quarter of 2004, offset by the absence of amortization of unearned compensation.

Interest and Other Income, Net

      Consolidated net interest and other income decreased to $91,000 in the three months ended September 26, 2004 as compared to $151,000 in the three months ended September 28, 2003, and remained the same as a percentage of revenues at 0.1% in the third quarter of 2003 and the third quarter of 2004.

Minority Interest

      Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the three months ended September 26, 2004 increased to $2.6 million from $2.0 million for the three months ended September 28, 2003, and also increased as a percentage of revenues to 1.5% of revenues for the three months ended September 26, 2004 from 1.4% for the three months ended September 28, 2003. Each segment contributed as follows:

Bistro: Minority interest at the Bistro increased slightly as a percentage of revenues to 1.6% for the three months ended September 26, 2004 from 1.5% for the three months ended September 28, 2003 due to an increase in operating profit on a year over year basis.

Pei Wei: Minority interest at Pei Wei decreased as a percentage of revenues to 0.8% for the three months ended September 26, 2004 from 1.0% for the three months ended September 28, 2003 due to a decrease in operating profit on a year over year basis.

Provision for Income Taxes

      Our effective tax rate for the three months ended September 26, 2004 was 31.5%. For the three months September 28, 2003, the effective tax rate was 34.0%. The income tax rates for the three months ended September 26, 2004 and September 28, 2003 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the Nine Months Ended September 28, 2003 and September 26, 2004

	Nine Months Ended

	September 28, 2003, As Restated			September 26, 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues (in thousands)	$393,785	$356,825	$36,960	$507,671	$441,774	$65,897
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.2%	28.0%	29.7%	28.3%	28.2%	29.0%
Labor	32.5	32.5	33.3	33.0	32.9	33.2
Partner bonus expense, imputed	0.3	0.3	0.2	0.2	0.3	0.1
Operating	13.6	13.5	14.2	14.0	13.8	15.2
Occupancy	5.8	5.7	6.7	5.6	5.5	6.6

Total restaurant operating costs	80.4	80.0	84.0	81.1	80.7	84.2
General and administrative	5.3	5.1	7.6	5.1	4.8	6.9
Depreciation and amortization	3.5	3.5	3.8	3.7	3.6	4.1
Preopening expense	1.5	1.3	3.3	1.1	0.9	2.4
Partner investment expense	0.8	0.9	0.5	3.2	3.1	3.6

Income (loss) from operations	8.5	9.3	0.9	5.8	6.9	(1.2)
Interest and other income, net	0.1	0.1	0.0	0.0	0.1	0.0
Minority interest	(1.5)	(1.5)	(1.1)	(1.4)	(1.5)	(0.9)

Income (loss) before provision for income taxes	7.1	7.8%	(0.2)%	4.4	5.4%	(2.2)%

Provision for income taxes	(2.4)			(1.2)

Net income	4.7%			3.2%

      Certain percentage amounts do not sum to total due to rounding.

Revenues

      Consolidated revenues increased by $113.9 million, or 28.9%, to $507.7 million in the nine months ended September 26, 2004 from $393.8 million in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Revenues increased by $85.0 million at our Bistro restaurants. This increase was attributable to revenues of $23.9 million generated by new restaurants opened in 2004, $26.5 million of revenues in 2004 for restaurants that opened subsequent to September 28, 2003 and a $34.6 million increase in revenues for restaurants that opened before September 28, 2003. Customer traffic growth as well as a price increase of approximately 1.0% implemented at the beginning of the second quarter of 2004 produced comparable restaurant sales gains of 3.4% in the nine months ended September 26, 2004. Restaurants are included in this comparable restaurant measure once they reach their eighteenth month of operation.

Pei Wei: Revenues increased by $28.9 million at our Pei Wei restaurants. The increase was attributable to revenues of $12.9 million generated by new restaurants opened in 2004, $8.6 million of revenues in 2004 for restaurants that opened subsequent to September 28, 2003 and a $7.4 million increase in revenues for restaurants that opened before September 28, 2003. A price increase of approximately 1.5% implemented during the second quarter of 2004 produced comparable restaurant sales gains of 1.2% in the nine months ended September 26, 2004.

Costs and Expenses

      Cost of Sales. Consolidated cost of sales increased by $32.7 million, or 29.5%, to $143.6 million in the nine months ended September 26, 2004 from $110.9 million in the nine months ended September 28, 2003. Cost of sales increased as a percentage of revenues to 28.3% in the nine months ended September 26, 2004 from 28.2% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 28.2% in the nine months ended September 26, 2004 from 28.0% in the nine months ended September 28, 2003. This increase was primarily the result of higher meat, rice and oil prices, partially offset by lower seafood prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 29.0% in the nine months ended September 26, 2004 from 29.7% in the nine months ended September 28, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood and produce prices, partially offset by higher meat, rice and oil prices.

      Labor. Consolidated labor expenses increased by $39.1 million, or 30.5%, to $167.3 million in the nine months ended September 26, 2004 from $128.2 million in the nine months ended September 28, 2003. Labor expenses increased as a percentage of revenues to 33.0% in the nine months ended September 26, 2004 from 32.5% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses for our Bistro restaurants increased to 32.9% in the nine months ended September 26, 2004 from 32.5% in the nine months ended September 28, 2003. This increase was primarily due to higher health insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 33.2% in the nine months ended September 26, 2004 from 33.3% in the nine months ended September 28, 2003. This decrease was a result of improvement in efficiencies given a more mature restaurant base, partially offset by higher health insurance costs as a result of changes to our health insurance plan.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $0.1 million, or 16.9%, to $1.2 million in the nine months ended September 26, 2004 from $1.1 million in the nine months ended September 28, 2003. Partner bonus expense, imputed as a percentage of revenues decreased nominally to 0.2% in the nine months ended September 26, 2004 from 0.3% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro increased to $1.2 million in the nine months ended September 26, 2004 from $1.0 in the nine months ended September 28, 2003. The increase was due primarily to an increase in the number of partners for which this imputed bonus is applicable, offset by a decrease in operating profit percentage which is the basis for the bonus calculation.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased to $84,000 in the nine months ended September 26, 2004 from $63,000 in the nine months ended September 28, 2003. The increase was due to an increase in the number of partners for which this imputed bonus is applicable, offset by a slight decrease in operating profit percentage which is the basis for the bonus calculation.

      Operating. Consolidated operating expenses increased by $17.5 million, or 32.6%, to $71.1 million in the nine months ended September 26, 2004 from $53.6 million in the nine months ended September 28, 2003.

Operating expenses as a percentage of revenues increased to 14.0% in the nine months ended September 26, 2004 from 13.6% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased to 13.8% in the nine months ended September 26, 2004 from 13.5% in the nine months ended September 28, 2003 due to slightly higher utility costs and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.2% in the nine months ended September 26, 2004 from 14.2% in the nine months ended September 28, 2003. This increase was primarily attributable to higher menu and printing costs associated with a new menu roll-out and changes to menu displays at certain locations, as well as slightly higher utility costs.

      Occupancy. Consolidated occupancy costs increased by $5.9 million, or 26.0%, to $28.6 million in the nine months ended September 26, 2004 from $22.7 million in the nine months ended September 28, 2003. Occupancy costs decreased as a percentage of revenues to 5.6% in the nine months ended September 26, 2004 from 5.8% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.5% for the nine months ended September 26, 2004 from 5.7% for the nine months ended September 28, 2003. This decrease in occupancy was primarily the result of more favorable lease terms associated with new restaurants.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.6% for the nine months ended September 26, 2004 from 6.7% for the nine months ended September 28, 2003. This decrease in occupancy was the result of sales leverage achieved on those occupancy costs that are fixed in nature.

      General and Administrative. Consolidated general and administrative expenses increased by $5.0 million to $26.0 million in the nine months ended September 26, 2004 from $21.0 million in the nine months ended September 28, 2003. Consolidated general and administrative expenses decreased as a percentage of revenues to 5.1% for the nine months ended September 26, 2004 from 5.3% for the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $3.2 million to $21.4 million in the nine months ended September 26, 2004 from $18.2 million in the nine months ended September 28, 2003. This increase was due primarily to $750,000 in legal fees associated with the settlement of our California litigation and the addition of corporate management personnel and increased incentive accruals, which resulted in approximately $1.4 million of additional compensation expense. These increases were partially offset by lower health insurance costs due to changes in our health insurance plan, primarily resulting from higher contribution levels for our salaried employees. Consulting, office and equipment lease expenses also increased, primarily as a result of growth of our restaurant base and infrastructure. We also incurred an additional $285,000 in accounting and legal costs related to our voluntary SEC review and related restatement, as well as additional professional fees relating to Sarbanes-Oxley 404 during the nine months ended September 26, 2004.

Pei Wei: General and administrative expenses at Pei Wei increased by $1.8 million to $4.6 million in the nine months ended September 26, 2004 from $2.8 million in the nine months ended September 28, 2003. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.0 million of additional compensation and higher health insurance costs due to changes in our health insurance plan, primarily resulting from lower contribution levels for our salaried employees. Pei Wei also experienced increases in general and administrative expenses in the following areas: travel expenses associated with new store openings and development, consulting fees and franchise taxes.

      Depreciation and Amortization. Consolidated depreciation and amortization increased by $4.6 million, or 33.1%, to $18.5 million in the nine months ended September 28, 2004 from $13.9 million in the nine months ended September 28, 2003. Consolidated depreciation and amortization increased as a percentage of revenues to 3.7% in the nine months ended September 26, 2004 from 3.5% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $3.3 million to $15.8 million for the nine months ended September 26, 2004 from $12.5 million for the nine months ended September 28, 2003 and increased as a percentage of revenues to 3.6% in the three months ended September 26, 2004 from 3.5% in the three months ended September 28, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 28, 2003 totaling $2.1 million for the nine months ended September 26, 2004; as well as a full nine months of depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 2003.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $1.3 million to $2.7 million for the nine months ended September 26, 2004 from $1.4 million for the nine months ended September 28, 2003. This increase was primarily due to depreciation and amortization on restaurants opened subsequent to September 28, 2003 totaling $0.9 million for the nine months ended September 26, 2004; as well as a full nine months of depreciation and amortization on fixed assets in restaurants opened during the first three quarters of 2003.

      Preopening Expense. Consolidated preopening expenses in the nine months ended September 26, 2004 decreased by $100,000 to $5.7 million from $5.8 million in the nine months ended September 28, 2003. Consolidated preopening expenses decreased as a percentage of revenues to 1.1% in the nine months ended September 26, 2004 from 1.5% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Preopening expenses decreased as a percentage of revenues to 0.9% for the nine months ended September 26, 2004 from 1.3% in the nine months ended September 28, 2003. This decrease was attributed to the opening of 11 stores in the first three quarters of 2004 compared to the opening of 12 stores in the first three quarters of 2003 along with lower average preopening costs for our 2004 openings thus far as compared to 2003 openings.

Pei Wei: Preopening expenses decreased as a percentage of revenues to 2.4% for the nine months ended September 26, 2004 from 3.3% in the nine months ended September 28, 2003. This decrease was primarily due to the sales leverage achieved for the first three quarters of 2004 as compared to the first three quarters of 2003, offset by the opening of 14 Pei Weis thus far in 2004 versus 11 in 2003.

      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense in the nine months ended September 26, 2004 increased by $12.8 million to $16.1 million from $3.3 million in the nine months ended September 28, 2003. Partner investment expense increased as a percentage of revenues to 3.2% in the nine months ended September 26, 2004 from 0.8% in the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro increased by $10.6 million to $13.7 million for the nine months ended September 26, 2004 from $3.1 million for the nine months ended September 28, 2003. This increase was primarily the result of the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, as well as the impact on investment expense of 13 stores’ partnerships being effective in the first three quarters of 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $2.2 million to $2.4 million for the nine months ended September 26, 2004 from $0.2 million for the nine months ended September 28, 2003.

This increase was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, as well as the impact on investment expense of 16 stores’ partnerships being effective in the first three quarters of 2004.

Interest and Other Income, net

      Consolidated net interest and other income decreased from $390,000 in the nine months ended September 28, 2003 to $238,000 in the nine months ended September 26, 2004, and also decreased as a percentage of revenues to 0.0% in the nine months ended September 26, 2004 from 0.1% in the nine months ended September 28, 2003.

Minority Interest

      Consolidated minority interest for the nine months ended September 26, 2004 increased by $1.3 million to $7.2 million from $5.9 million for the nine months ended September 28, 2003. As a percentage of revenues, consolidated minority interest decreased nominally to 1.4% of revenues for the nine months ended September 26, 2004 from 1.5% of revenues for the nine months ended September 28, 2003. Each segment contributed as follows:

Bistro: Minority interest at the Bistro as a percentage of revenues was 1.5% for the nine months ended September 26, 2004 and September 28, 2003.

Pei Wei: Minority interest at Pei Wei decreased as a percentage of revenues to 0.9% for the nine months ended September 26, 2004 from 1.1% for the nine months ended September 28, 2003 due to a decrease in operating profit on a year over year basis.

Provision for Income Taxes

      In accordance with APB 28 Interim Financial Reporting, we are to estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements and the $750,000 charge relating to a legal settlement, the income tax effect for such charges is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the nine months ended September 26, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charges relating to the modification and legal settlement, and applying a rate of 38.5% to the charges relating to the modification and legal settlement. Absent any significant unusual charges during the remainder of 2004, we continue to expect that our effective tax rate will be 31.5%. For the nine months ended September 28, 2003, the effective tax rate was 34%. The income tax rates for the nine months ended September 26, 2004 and September 28, 2003 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources

      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $62.5 million and $53.4 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. Net cash provided by operating activities exceeded net income for the nine months ended September 26, 2004 due principally to the effect of partner investment expense, minority interest and depreciation and amortization partially offset by increases in unearned revenue and deferred income tax assets. Net cash provided by operating activities exceeded net income for the nine months ended September 28, 2003 due principally to the effect of partner investment expense, minority interest, depreciation and amortization and an increase in operating liabilities, along with an increase in income tax liability that was satisfied by the tax benefit of stock option exercises recorded in equity.

      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities for the nine months ended September 26, 2004 and September 28, 2003 was $57.0 million and $47.3 million, respectively. Investing activities primarily related to capital expenditures in both periods. In the nine months ended September 26, 2004, investing activities also included the purchase for $9.2 million of land and a building in Scottsdale, Arizona. The building will house our corporate offices beginning in the summer of 2005, at which point our current office lease obligation will end. We intend to open 17 new Bistros in 2004, eleven of which were open as of September 26, 2004. We also intend to open 20 new Pei Wei restaurants in 2004, fourteen of which were open as of September 26, 2004. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. Preopening expenses are expected to average approximately $375,000 per Bistro restaurant. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $750,000 and will incur preopening costs of approximately $110,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.

      Net cash used in financing activities for the nine months ended September 26, 2004 was $3.9 million compared to net cash used in financing activities for the nine months ended September 28, 2003 of $2.7 million. Financing activities in the first nine months of 2004 and the first nine months of 2003 both consisted principally of distributions to minority partners as well as the repayment of debt, offset by proceeds from stock options exercised and employee stock purchases.

      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of September 26, 2004. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of September 26, 2004, although $4.7 million is committed for the issuance of letters of credit which are required by insurance companies for our workers compensation and general liability insurance claims.

      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of its available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2004 and 2005. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all.

      As of September 26, 2004, there were 191 partners within the P.F. Chang’s China Bistro, Inc. system. During the nine months ended September 26, 2004, we did not purchase any of the minority partners’ interests that had reached their five-year threshold period and were available for purchase. During 2004, we will have the opportunity to purchase 23 additional partners’ interests. If all of these interests are purchased in their entirety in the fourth quarter, the total purchase price would approximate $8.0 million to $11.0 million based upon the estimated fair value of the respective interests at September 26, 2004. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from September 26, 2004 through the date of purchase. If we purchase all of these interests in the fourth quarter of 2004, the estimated financial impact would be an additional $0.01 of earnings per share.

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

      We operated 108 full service, or Bistro, restaurants and 47 limited service, or Pei Wei, restaurants, as of September 26, 2004, 38 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant which we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2004. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

If we do not expand our restaurant operations, our operating revenue could decline.

      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 155 restaurants as of September 26, 2004. We expect to open 17 Bistros and 20 Pei Wei restaurants in fiscal 2004 and 16 to 18 new Bistros and 26 to 28 new Pei Wei restaurants in fiscal 2005. Our ability to expand successfully will depend on a number of factors, including:

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

      Our country’s economic condition affects our customers’ levels of discretionary spending. A decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks on the United States and possible future terrorist attacks may lead to weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

      As is more fully described in our 10-K filed on March 15, 2004, we have recently revised our accounting method for certain aspects of our partnership program. The most significant change that will affect prospective operating results relates to non-cash charges to expense for the excess of the imputed fair value of partner investments over the amount paid by our partners. These amounts are now recorded as the partnership interests are effective, which is typically when new stores open. The timing and volume of restaurant openings, the extent of eligible persons electing to invest and the effective dates of their partnerships, and the determination of the related fair value for the investment will create fluctuations in our operating results.

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

      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Chinese restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

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

      Approximately 16% of our revenues at the Bistro and 2% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

      We believe that the market risk associated with our market risk sensitive instruments as of September 26, 2004 is not material, and therefore, disclosure is not required.

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

      In connection with the review of our unaudited consolidated financial statements for the three and nine months ended September 26, 2004, our independent auditors, Ernst & Young LLP, notified us that we had improperly classified restaurant operating costs relating to complimentary meals and employee meals as operating expenses and that these costs are more appropriately classified as a reduction of revenue. As more fully discussed in Note 1 to our unaudited consolidated financial statements, we have reclassified these costs accordingly for the three and nine month periods ended September 28, 2003 and the three and nine month periods ended September 26, 2004 and have modified our internal controls to address this issue.

      Other than as stated above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation reference in the first paragraph of this Item 4.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2	Amended and Restated 1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.

Exhibit
Number		Description Document

†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

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

Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

Date: October 20, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2	Amended and Restated 1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.