Form 10-K
period 2005-01-02
P F CHANGS CHINA BISTRO INC
filed 2005-04-01
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

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
Common Stock, $.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock as of the last day of the second fiscal quarter, June 27, 2004, is $607,524,070.
      On March 14, 2005 there were outstanding 26,127,793 shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)
      Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 6, 2005 are incorporated by reference into Part III of this Report.

Explanatory Note
      On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. We have identified areas where our historical accounting practices have differed from the SEC’s views as to appropriate lease accounting under U.S. generally accepted accounting principles (“GAAP”). We have consistently accounted for leases in accordance with our interpretation of GAAP and common industry practice. However, we have restated our financial statements for prior periods to correct these errors.
      We have reviewed our operating leases and we have adjusted, for purposes of calculating our total rental obligations, the initial terms to include option renewals that are reasonably assured of being exercised. We have also added to our terms the rent holidays related to the period before the restaurant opening date when we took possession of the premises. Using these extended terms and in some cases greater rent obligations, we have recorded straight-line rent from the time of possession through the lease term. Straight-line rent recorded from the day of possession through construction completion has been capitalized and is included in property and equipment. The capitalized rent is amortized through depreciation and amortization expense over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our pre-opening period (construction completion through restaurant open date) has been recorded as a preopening expense. Once a restaurant opens for business, we now record the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement. We have also reclassified tenant improvement allowances from a contra asset in property and equipment, net to long-term lease obligation in the consolidated balance sheets. The impact of tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense (or pre-opening expense during the rent holiday period) in the consolidated statements of income. Finally, we reflected the tenant improvement allowance reclassification described above in the consolidated statements of cash flows by increasing capital expenditures and increasing cash provided by operating activities.
      See Note 1 to the Consolidated Financial Statements for a summary of the effects of these changes on our Consolidated Balance Sheets as of December 28, 2003, as well as on our Consolidated Statements of Income and Cash Flows for fiscal years 2003 and 2002.
      We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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
      As of January 2, 2005, P.F. Chang’s owned and operated 115 full service, or Bistro, restaurants that feature a blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.
      We also owned and operated 53 limited service, or Pei Wei, restaurants as of January 2, 2005. Pei Wei was developed to maintain the same spirit of hospitality and commitment to providing fresh, high quality Asian food, at a great value that has made P.F. Chang’s successful. Pei Wei was also designed to keep up with today’s lifestyles and served as a place for comfortable, everyday eating. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then. Pei Wei restaurants are located in Arizona, Colorado, California, Nevada, New Mexico, Oklahoma, Utah and Texas.
Concept and Strategy
      P.F. Chang’s objectives are to develop and operate a nationwide system of restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Chinese cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners and participate in the cash flows of the restaurants for which they have responsibility. We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management equity participation provided by our partnership programs should position us to continue this expansion without sacrificing P.F. Chang’s restaurant-level operating performance and return on investment.
Menu
      The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style ducklings and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Szechwan-Style Long Beans and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs. MSG is not added to any ingredients at P.F. Chang’s.
      In addition to the core menu, the Bistro menu also offers special lunch and dinner selections. These special selections are developed by our executive chefs around the country and are modified several times a year to provide our guests with fresh, new tastes. Individual items that are well received by guests migrate to the core menu. Fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including trips to Asia by our culinary team, continually reinforce our commitment to training P.F. Chang’s chefs and enhancing our menu offerings.
      The Bistro’s entrées range in price from $6.00 to $19.00, and our appetizers range in price from $4.00 to $8.00. The average check per guest, including alcoholic beverages, is approximately $18.00 to $19.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 17% of revenues. Lunch and dinner contribute approximately 33% and 67% of revenues, respectively.
      The menu for our limited service concept, Pei Wei, also offers a variety of intensely flavored culinary creations; however, this menu is more concise and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei also has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Minced Chicken with Soothing Lettuce Wraps and Orange Peel Beef, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls and Pei Wei Pad Thai. Entrées range in price from $6.25 to $9.00, with appetizers ranging from $2.95 to $6.95. We offer a limited selection of beer and wine at Pei Wei which comprises approximately 2% of total sales. Take-away sales comprise approximately 39% of total revenues. The average check for a guest eating in at Pei Wei, including beer and wine sales, ranges from $8.00 to $9.00. Lunch and dinner contribute approximately 41% and 59% of revenues, respectively.
Operations
      We utilize a partnership structure to facilitate the development, leadership and operation of our restaurants. We have entered into a series of partnership agreements with all of our regional managers (“Market Partners”), and with those of our general managers (“Operating Partners”) and executive chefs (“Chef Partners”) who choose to invest. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for their percentage interest in the partnership. We do not finance any partner capital contributions. For this capital contribution, the partner receives an ownership interest generally ranging from two to seven percent in a specific restaurant or region. Each partner shares in the income or loss of the restaurant or region they invest in based solely on their percentage interest purchased.
      P.F. Chang’s strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of a general manager, three or four managers, an executive chef, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The general manager of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The executive chef is responsible for product quality, purchasing, food costs and kitchen labor costs. P.F. Chang’s requires our general managers and executive chefs to have significant experience in the full service restaurant industry.
      P.F. Chang’s has a comprehensive 13 week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining nine weeks focused on service strategies, guest relations, office management and shift management. All management and culinary personnel are required to successfully complete all sections of this program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification.

      The general managers are responsible for selecting hourly employees for their restaurants. The general managers and regional managers are responsible for administering our hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.
      A typical staff at Pei Wei consists of a general manager, one kitchen manager, one or two managers, as well as approximately 45 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant as well as the hiring, training and development of personnel as well as the operating results. The kitchen manager works collaboratively with the general manager in regards to product quality, purchasing, food cost and kitchen labor costs.
      Pei Wei uses a comprehensive nine-week management training program, which consists of six weeks of hands-on culinary functions and culinary management; with the remaining three weeks focusing on service strategies specific to dine-in and take-away service, guest and employee relations and administration. Upon completion of training, each new manager must complete a comprehensive culinary and overall operations certification.
      Pei Wei hourly employees also go through a week long comprehensive training program that focuses on the culinary knowledge required for the specific position. After completion of the program, each trainee is required to complete a position certification prior to serving our guests.
Marketing
      P.F. Chang’s focuses its business strategy on providing high quality, Asian cuisine served by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of the restaurant, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits.
      To retain and attract new customers, P.F. Chang’s utilizes a mix of marketing strategies including paid advertising, public relations and local community involvement. We use radio, print and outdoor advertising campaigns to build national, regional and local brand awareness. Our public and community relations initiatives include: specialty programs such as concierge and accommodation programs, participation and support of community events and organizations, non-profit benefits and auctions, chef demonstrations and cooking classes.
Competition
      The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with P.F. Chang’s at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors include mid-priced, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick service concepts as well as locally owned and operated Asian restaurants. There are many well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.
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
Purchasing
      P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts generally average in duration from two to twelve months. With the exception of a portion of our produce, which is purchased locally, we utilize Distribution Market Advantage as the primary distributor of product to all of our restaurants. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Asian-specific ingredients are usually sourced directly from Hong Kong, China, Taiwan and Thailand. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.
Employees
      At January 2, 2005, P.F. Chang’s employed approximately 18,600 persons, 200 of whom were executive office personnel, 1,200 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.
Unit Economics
      P.F. Chang’s believes that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns, over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as the performance of the entire system. These unit economics are available on our website.
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
      We operated 115 full service, or Bistro, restaurants and 53 limited service, or Pei Wei, restaurants as of January 2, 2005, 38 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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
      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 168 restaurants as of January 2, 2005. We expect to open 18 Bistros and 26 Pei Wei restaurants in 2005. Our ability to expand successfully will depend on a number of factors, including:

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
      Our success will continue to be dependent on our ability to attract and retain a sufficient number of qualified employees, including kitchen staff and wait staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations, resulting in an adverse effect on our revenues or results of operations.

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.
      Our country’s economic condition affects our customers’ level of discretionary spending. A decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks on the United States and possible future terrorist attacks may exacerbate current economic conditions and lead to weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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
      Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method may likely have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our financial results may also fluctuate significantly as a result of recent changes in how we account for certain aspects of our partnership program.
      As more fully described in Note 1 to our consolidated financial statements as of December 28, 2003, we revised our accounting method for certain aspects of our partnership program. The most significant change that affects future operating results relates to non-cash charges to expense for the excess of the imputed fair value of partner investments over the amount paid by our partners. These amounts are now recorded as the partnership interests are effective, which is typically when new stores open. The timing and volume of restaurant openings, the extent of eligible persons electing to invest and the effective dates of their partnership interests, and the determination of the related fair value for the investment will create fluctuations in our operating results.
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
      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.
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
      Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness, or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could taint public perception of our brand.
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
      Many of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 2, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage or the minimum wage subject to other jurisdictions will be increased in the near future. These minimum wage increases may have a material adverse effect on P.F. Chang’s business, financial condition, results of operations or cash flows.

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
      The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2005. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

Litigation could have a material adverse effect on our business.
      We are from time to time the subject of complaints or litigation from guests alleging food-borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability (See Item 3 of this Form 10-K).
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
      Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 2.	Properties
      The following table depicts existing Bistros as of the date of this 10-K.

	Number of	Average Square
State	Locations	Footage

Alabama	1	6,650
Arizona	6	6,500
California	22	6,750
Colorado	5	7,050
Florida	9	6,550
Georgia	3	5,950
Illinois	3	7,800
Indiana	2	7,050
Iowa	1	7,100
Kansas	1	6,500
Louisiana	1	5,850
Massachusetts	1	5,750
Maryland	2	6,750
Michigan	3	6,750
Minnesota	2	7,150
Missouri	2	7,050
North Carolina	3	6,850
Nebraska	1	7,100
New Jersey	2	7,650
New Mexico	1	7,450
Nevada	5	8,600
New York	4	7,200
Ohio	5	6,900
Oklahoma	2	7,500
Oregon	2	6,300
Pennsylvania	2	7,200
Tennessee	4	6,750
Texas	12	6,800

	Number of	Average Square
State	Locations	Footage

Utah	2	5,300
Virginia	4	6,750
Washington	3	6,750
Wisconsin	1	6,450
      The following table depicts existing Pei Wei locations as of the date of this 10-K.

	Number of	Average Square
State	Locations	Footage

Arizona	13	3,050
California	7	3,250
Colorado	4	3,100
Nevada	1	3,250
New Mexico	1	3,350
Oklahoma	2	3,250
Texas	24	3,300
Utah	2	3,250
      In 2005, P.F. Chang’s intends to open 18 Bistros (most in existing markets with six in new markets) and 26 Pei Weis (most in existing markets with five in new markets). As of the date of this 10-K, two of the 18 planned new Bistros and one of the 26 planned new Pei Weis were open.
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
      We intend to continue to develop Bistros that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total capitalized investment of approximately $3.9 million per restaurant (which has been reduced by an estimate of landlord reimbursements). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million (which has been reduced by an estimate of landlord reimbursements). Preopening expenses are expected to average approximately $365,000 per restaurant. We currently lease the sites for all of our Bistro restaurants and do not intend to purchase real estate for our sites in the future.
      We intend to continue to develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistro’s established brand identity. The restaurants will be approximately 3,000 to 3,300 square feet in size and will require, on average, a total capitalized investment of approximately $1.4 million per restaurant (which has been reduced by an estimate of landlord reimbursements). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to approximate $780,000 per restaurant (which has been reduced by an estimate of landlord reimbursements). Preopening expenses for our Pei Wei restaurants are expected to average approximately $115,000 per restaurant. We currently lease the sites for all of our Pei Wei restaurants and do not intend to purchase real estate for our sites in the future.

      We also expect that for each new restaurant opened in 2005 that we will incur charges relating to our partnership program totaling approximately $235,000 for each Bistro unit depending on the total percentage interests purchased by minority partners and approximately $65,000 for each Pei Wei unit if all eligible employees elect to invest as minority partners.
      Current restaurant leases have expiration dates ranging from 2005 to 2024, with the majority of the leases providing for five-year options to renew for at least one additional term. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum levels at the particular location. Most of the leases require us to pay the costs of insurance, taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.
      P.F. Chang’s executive offices are currently located in approximately 30,000 square feet of leased space in Scottsdale, Arizona. This lease expires in mid to late summer 2005. In September 2004, we purchased a 50,000 square foot office building located in Scottsdale, Arizona for $9.2 million. We will house our home office in this building beginning mid to late summer 2005.

Item 3.	Legal Proceedings
      We are engaged in legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

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

Quarter Ended	High	Low

March 30, 2003	39.89	30.25
June 29, 2003	49.80	36.28
September 28, 2003	51.22	44.01
December 28, 2003	54.59	42.55
March 28, 2004	52.24	46.27
June 27, 2004	51.93	41.87
September 26, 2004	46.07	39.50
January 2, 2005	57.87	44.80
      P.F. Chang’s has not historically paid any cash dividends and intends to continue to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.
      On March 14, 2005, there were 133 holders of record of P.F. Chang’s common stock.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Selected Consolidated Financial Data

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2000(1)(2)	2001(1)(2)	2002(1)(2)	2003(1)(2)	2004

	(In thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Income Data:
Revenues	$225,435	$306,441	$406,609	$539,917	$706,941
Costs and expenses:
Restaurant operating costs:
Cost of sales	64,720	86,368	112,571	152,788	200,736
Labor	69,685	97,094	133,536	174,989	231,575
Partner bonus expense, imputed	761	992	1,192	1,439	1,750
Operating	30,842	41,597	55,293	73,660	99,528
Occupancy	13,904	18,716	24,129	28,914	37,693

Total restaurant operating costs	179,912	244,767	326,721	431,790	571,282
General and administrative	12,265	16,316	20,513	28,692	34,662
Depreciation and amortization	8,902	12,476	15,847	21,817	29,155
Preopening expense	5,280	5,180	6,428	8,790	7,995
Partner investment expense(3)	1,385	2,744	5,798	4,196	17,671

Income from operations	17,691	24,958	31,302	44,632	46,176
Interest income (expense) and other income, net	(39)	900	41	466	612

Income before minority interest and provision for income taxes	17,652	25,858	31,343	45,098	46,788
Minority interest	(3,556)	(4,558)	(5,243)	(7,887)	(10,078)

Income before provision for income taxes	14,096	21,300	26,100	37,211	36,710
Provision for income taxes	(5,365)	(7,530)	(8,875)	(12,424)	(10,656)

Net income	$8,731	$13,770	$17,225	$24,787	$26,054
Basic net income per share	$0.42	$0.58	$0.70	$0.98	$1.01

Diluted net income per share	$0.38	$0.54	$0.66	$0.94	$0.98

Shares used in calculation of basic net income per share	20,752	23,728	24,688	25,345	25,727

Shares used in calculation of diluted net income per share	22,708	25,470	25,924	26,250	26,575

	As of	As of	As of	As of	As of
	December 31,	December 30,	December 29,	December 28,	January 2,
	2000	2001	2002	2003	2005

	(In thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$6,390	$20,799	$39,089	$45,478	$66,409
Total assets	133,066	191,338	238,850	303,821	383,515
Long-term debt	1,485	1,644	1,441	136	545
Common stockholders’ equity	75,652	133,296	168,019	204,332	244,957

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in Occupancy, General and Administrative, Preopening and Depreciation expenses for all previous years presented due to the treatment of lease accounting. See Note 1 to our consolidated financial statements.

(2)	P.F. Chang’s has reclassified certain of our restaurants costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 2 to our consolidated financial statements. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each year affected. The reclassification resulted in a reduction of revenues and a reduction of operating expenses of $19.3 million, $15.5 million, $12.3 million and $9.5 million in fiscal years 2003, 2002, 2001 and 2000, respectively.

(3)	Partner investment expense increased during 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 2 to our consolidated financial statements.
      No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      As of January 2, 2005, we owned and operated 115 full service restaurants, or Bistros, that combine a distinctive blend of high quality, traditional Chinese cuisine and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
      As of January 2, 2005, we also owned and operated 53 limited service restaurants, or Pei Weis, serving Asian cuisine that cater to a quicker, more casual dining experience as compared to P.F. Chang’s China Bistro. These restaurants are located in Arizona, Colorado, California, Nevada, New Mexico, Oklahoma, Utah and Texas.
      We intend to open 18 new Bistros in 2005. We will continue our development in existing markets and plan to enter six new markets in 2005. We have signed lease agreements for all of our development planned for fiscal 2005. We intend to continue to develop full service restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.9 million per restaurant (which have been reduced by an estimate of landlord reimbursements). Preopening expenses are expected to average approximately $365,000 per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.”
      We also intend to develop 26 Pei Wei restaurants in 2005. We will continue our development in existing markets and plan to enter five new markets in 2005. Our Pei Wei restaurants are generally around 3,000 to 3,300 square feet in size and require an average total cash investment of approximately $780,000 and total invested capital of approximately $1.4 million per restaurant (which have been reduced by an estimate of landlord reimbursements). Preopening expenses at Pei Wei are expected to average approximately $115,000 per restaurant.

Results of Operations
      The operating results of P.F. Chang’s for the fiscal years ended December 28, 2003 (fiscal year 2003) and January 2, 2005 (fiscal year 2004), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2003(1)(2)			Fiscal Year 2004

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3	28.2	29.6	28.4	28.3	28.9
Labor	32.4	32.3	33.5	32.8	32.7	33.4
Partner bonus expense, imputed	0.3	0.3	0.2	0.2	0.3	0.1
Operating	13.6	13.6	14.3	14.1	13.9	15.1
Occupancy	5.4	5.2	6.3	5.3	5.2	6.1

Total restaurant operating costs	80.0	79.5	83.9	80.8	80.4	83.6
General and administrative	5.3	5.1	7.4	4.9	4.7	6.4
Depreciation and amortization	4.0	4.0	4.5	4.1	4.1	4.6
Preopening expense	1.6	1.4	3.3	1.1	1.0	2.2
Partner investment expense	0.8	0.8	0.5	2.5	2.5	2.7

Income (loss) from operations	8.3	9.1	0.4	6.5	7.5	0.4
Interest and other income (expense), net	0.1	0.1	0.0	0.1	0.1	0.0
Minority interest	(1.5)	(1.5)	(1.0)	(1.4)	(1.5)	(0.9)

Income (loss) before provision for income taxes	6.9	7.7%	(0.6)%	5.2	6.1%	(0.5)%

Provision for income taxes	(2.3)			(1.5)

Net income	4.6%			3.7%

      Certain percentage amounts do not sum to total due to rounding.
      P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal year 2003 was comprised of 52 weeks, and fiscal year 2004 was comprised of 53 weeks.
      (1) P.F. Chang’s has restated its previously reported consolidated financial statements for changes in Occupancy, General and administrative, Preopening and Depreciation expenses for all previous years presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.
      (2) P.F. Chang’s has reclassified certain of its restaurants costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 2 to our consolidated financial statements.

Year Ended January 2, 2005 Compared to Year Ended December 28, 2003

Revenues
      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $167.0 million, or 30.9%, to $706.9 million for the year ended January 2, 2005 from $539.9 million for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Revenues increased by $124.9 million at our Bistro restaurants. This increase was attributable to revenues of $44.1 million generated by new restaurants opened in 2004, a $55.6 million increase in revenues in 2004 for restaurants that opened in 2003 and a $25.2 million increase in revenues for restaurants opened prior to 2003. The increase in revenues, excluding new stores, is attributable to a 1% price increase in the second quarter of 2004 as well as increased customer traffic growth.

Pei Wei: Revenues increased by $42.1 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $23.6 million generated by our 20 new restaurants opened in 2004, a $17.1 million increase in revenues in 2004 for the 17 restaurants that opened in 2003 and an approximate $1.4 million increase in revenues for restaurants opened prior to 2003. The increase in revenues for restaurants opened prior to 2003 was due to a price increase of approximately 1.5% implemented during the second quarter of 2004.

Costs and Expenses
      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $47.9 million, or 31.4%, to $200.7 million for the year ended January 2, 2005 from $152.8 million for the year ended December 28, 2003. Cost of sales increased as a percentage of revenues to 28.4% for the year ended January 2, 2005 from 28.3% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 28.3% for the year ended January 2, 2005 from 28.2% for the year ended December 28, 2003. This increase was primarily the result of higher meat, oil and rice prices, which is partially offset by lower seafood and produce prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.9% for the year ended January 2, 2005 from 29.6% for the year ended December 28, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood and produce prices slightly offset by higher meat, oil and rice prices.
      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $56.6 million, or 32.3%, to $231.6 million for the year ended January 2, 2005 from $175.0 million for the year ended December 28, 2003. Labor expenses as a percentage of revenues increased to 32.8% for the year ended January 2, 2005 from 32.4% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 32.7% for the year ended January 2, 2005 from 32.3% for the year ended December 28, 2003. This increase was a result of increased insurance costs due to additional employees enrolled in medical and dental plans as well as an increase in the company’s contribution towards hourly employee health insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 33.4% for the year ended January 2, 2005 from 33.5% for the year ended December 28, 2003. This decrease was a result of improvement in efficiencies given a more mature restaurant base offset by increased insurance costs as well as an increase in the company’s contribution towards hourly employee health insurance costs.
      Partner Bonus Expense, Imputed. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interests) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $0.4 million, or 21.6%, to $1.8 million for the year ended January 2, 2005 from $1.4 million for the year ended December 28, 2003. Partner bonus expense, imputed as a percentage of revenues decreased nominally to 0.2% for the year ended January 2, 2005 from 0.3% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro remained flat at 0.3% of sales for both years ended January 2, 2005 and December 28, 2003 as expected.

Pei Wei: Partner bonus expense, imputed at Pei Wei decreased nominally to 0.1% of sales for the year ended January 2, 2005 from 0.2% for the year ended December 28, 2003 as expected.
      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $25.8 million, or 35.1%, to $99.5 million for the year ended January 2, 2005 from $73.7 million for the year ended December 28, 2003. Operating expenses increased as a percentage of revenues to 14.1% for the year ended January 2, 2005 from 13.6% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 13.9% for the year ended January 2, 2005 from 13.6% for the year ended December 28, 2003. This increase was primarily the result of higher utility costs and fuel surcharges from distributors.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.1% for the year ended January 2, 2005 from 14.3% for the year ended December 28, 2003. This increase was primarily the result of higher utility costs and fuel surcharges from distributors.
      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $8.8 million, or 30.4%, to $37.7 million for the year ended January 2, 2005 from $28.9 million for the year ended December 28, 2003. Occupancy costs as a percentage of revenues was 5.3% for the year ended January 2, 2005 and 5.4% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro remained consistent as a percentage of revenues at 5.2% for both years ended January 2, 2005 and December 28, 2003. The decrease resulting from more favorable lease terms associated with new restaurants was offset by higher insurance costs.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.1% for the year ended January 2, 2005 from 6.3% for the year ended December 28, 2003. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature, slightly offset by higher insurance costs.
      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased by $6.0 million, or 20.8%, to $34.7 million for the year ended January 2, 2005 from $28.7 million for the year ended December 28, 2003. Consolidated general and administrative expenses decreased as a percentage of revenues to 4.9% for the year ended January 2, 2005 from 5.3% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $3.8 million to $28.6 million for the year ended January 2, 2005 from $24.8 million for the year ended December 28, 2003. This increase was due primarily to the addition of corporate management personnel and increased incentive accruals, which resulted in approximately $2.2 million of additional compensation. The increase was also due to $0.8 million in legal fees associated with the settlement of our California litigation in the first quarter of 2004, $0.3 million in increased costs related to our voluntary SEC review and related restatement in the first quarter of 2004, $0.6 million relating to Sarbanes-Oxley 404 consulting and accounting services as well as an increase in occupancy as a result of growth of our restaurant base and infrastructure. These increases were partially offset by lower health insurance costs due to changes in our health insurance plan, resulting from higher contribution levels from our salaried employees. General and administrative expenses decreased as a percentage of revenues from 5.1% for the year ended December 28, 2003 to 4.7% for the year ended January 2, 2005.

Pei Wei: General and administrative expenses at Pei Wei increased by $2.2 million to $6.1 million for the year ended January 2, 2005 from $3.9 million for the year ended December 28, 2003. This increase was due primarily to the addition of corporate management personnel including additional development team resources to support continued expansion, and higher health insurance costs due to changes in our health insurance plan resulting from lower contribution levels from our salaried employees, which resulted in approximately $1.8 million of additional compensation and benefits expense. General and administrative expenses decreased as a percentage of revenues from 7.4% for the year ended December 28, 2003 to 6.4% for the year ended January 2, 2005 as a result of our increasing revenue base associated with our new store openings.

      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation and amortization of fixed assets as well as the amortization of intangible assets. Consolidated depreciation and amortization increased by $7.4 million, or 33.6%, to $29.2 million for the year ended January 2, 2005 from $21.8 million for the year ended December 28, 2003. Depreciation and amortization as a percentage of revenues was 4.1% for the year ended January 2, 2005 and 4.0% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $5.4 million to $24.8 million for the year ended January 2, 2005 from $19.4 million for the year ended December 28, 2003. This increase was primarily due to depreciation and amortization on restaurants opened in 2004 totaling $2.0 million as well as a full year’s depreciation and amortization on restaurants opened in 2003, which resulted in an increase of $2.5 million.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $2.0 million to $4.4 million for the year ended January 2, 2005 from $2.4 million for the year ended December 28, 2003. This increase was primarily due to depreciation and amortization on restaurants opened in 2004 totaling $1.0 million as well as a full year’s depreciation and amortization on restaurants opened in 2003, which resulted in an increase of $0.9 million.
      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Also included in preopening expense is the accrual for straight-line rent recorded for the period between construction completion and the restaurant opening date, which generally approximates two weeks. Consolidated preopening expenses for the year ended January 2, 2005 decreased by $0.8 million, or 9.0%, to $8.0 million from $8.8 million for the year ended December 28, 2003. Preopening expenses as a percentage of revenues were 1.1% for the year ended January 2, 2005 and 1.6% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Preopening expenses decreased by $1.1 million to $5.9 million for the year ended January 2, 2005 from $7.0 million for the year ended December 28, 2003. The decrease is primarily due to lower than average preopening costs for our 2004 openings as compared to 2003 openings. There were 18 Bistros opened in both 2004 and 2003.

Pei Wei: Preopening expenses increased by $0.3 million to $2.1 million for the year ended January 2, 2005 from $1.8 million for the year ended December 28, 2003. This increase was primarily due to opening 20 Pei Weis in 2004 as compared to 17 Pei Weis in 2003.
      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense for the year ended January 2, 2005 increased by $13.5 million to $17.7 million from $4.2 million for the year ended December 28, 2003. Partner investment expense increased as a percentage of revenues to 2.5% for the year ended January 2, 2005 from 0.8% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro increased by $11.2 million to $15.1 million for the year ended January 2, 2005 from $3.9 million for the year ended December 28, 2003. This increase was primarily the result of the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, as well as the impact on investment expense of 18 stores’ partnership interests being effective during 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $2.3 million to $2.6 million for the year ended January 2, 2005 from $0.3 million for the year ended December 28, 2003. This increase was primarily the result of the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, as well as the impact on investment expense of 20 stores’ partnership interests being effective during 2004.

Interest and Other Income (Expense), Net
      Consolidated interest and other income (expense), net increased by $0.1 million to $0.6 million for the year ended January 2, 2005 from $0.5 million for the year ended December 28, 2003. Consolidated interest and other income (expense), net as a percentage of revenues was 0.1% for both years ended January 2, 2005 and December 28, 2003.

Minority Interest
      Minority interest represents the portion of our net earnings (losses) which is attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest for the year ended January 2, 2005 increased by $2.2 million, or 27.8%, to $10.1 million from $7.9 million for the year ended December 28, 2003. As a percentage of revenues, minority interest was 1.4% for the year ended January 2, 2005 and 1.5% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro: Minority interest at the Bistro as a percentage of revenues was 1.5% for both years ended January 2, 2005 and December 28, 2003.

Pei Wei: Minority interest at Pei Wei as a percentage of revenues was 0.9% for the year ended January 2, 2005 and 1.0% for the year ended December 28, 2003.

Provision for Income Taxes
      Our effective tax rate for 2004 was 31.5%. In accordance with APB 28 Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements and the $750,000 charge relating to a legal settlement, the income tax effect for such charges is computed separately and not included in the estimated annual effective tax rate. For 2003, the effective tax rate was 33.5%. The income tax provision for 2003 and 2004 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Year Ended December 28, 2003 Compared to Year Ended December 29, 2002
      The operating results of P.F. Chang’s for the fiscal years ended December 29, 2002 (fiscal year 2002) and December 28, 2003 (fiscal year 2003), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2002(1)(2)			Fiscal Year 2003(1)(2)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.7	27.6	28.8	28.3	28.2	29.6
Labor	32.8	32.6	37.7	32.4	32.3	33.5
Partner bonus expense, imputed	0.3	0.3	0.1	0.3	0.3	0.2
Operating	13.6	13.5	14.8	13.6	13.6	14.3
Occupancy	5.9	5.9	7.1	5.4	5.2	6.3

Total restaurant operating costs	80.4	79.9	88.5	80.0	79.5	83.9
General and administrative	5.0	4.6	12.3	5.3	5.1	7.4
Depreciation and amortization	3.9	3.8	5.1	4.0	4.0	4.5
Preopening expense	1.6	1.3	6.3	1.6	1.4	3.3
Partner investment expense	1.4	1.5	0.4	0.8	0.8	0.5

Income (loss) from operations	7.7	8.8	(12.6)	8.3	9.1	0.4
Interest and other income (expense), net	0.0	0.0	(0.1)	0.1	0.1	0.0
Minority interest	(1.3)	(1.4)	0.0	(1.5)	(1.5)	(1.0)

Income (loss) before provision for income taxes	6.4	7.5%	(12.7)%	6.9	7.7%	(0.6)%

Provision for income taxes	(2.2)			(2.3)

Net income	4.2%			4.6%

      Certain percentage amounts do not sum to total due to rounding.
      P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2002 and 2003 each were comprised of 52 weeks.
      (1) P.F. Chang’s has restated its previously reported consolidated financial statements for changes in Occupancy, General and administrative, Preopening and Depreciation expense for all previous years presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.
      (2) P.F. Chang’s has reclassified certain of its restaurants costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 2 to our consolidated financial statements.

Revenues
      Consolidated revenues increased by $133.3 million, or 32.8%, to $539.9 million for the year ended December 28, 2003 from $406.6 million for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Revenues increased by $101.6 million at our Bistro restaurants. This increase was attributable to revenues of $43.2 million generated by new restaurants opened in 2003, a $39.9 million increase in revenues in 2003 for restaurants that opened in 2002 and a $18.5 million increase in revenues for restaurants opened prior to 2002. The increase in revenues for restaurants opened prior to 2003 was due to increased customer visits as well as a modest price increase in the first quarter of 2003.

Pei Wei: Revenues increased by $31.7 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $18.9 million generated by our seventeen new restaurants opened in 2003, a $12.7 million increase in revenues in 2003 for the eleven restaurants that opened in 2002 and an approximate $0.1 million increase in revenues for restaurants opened prior to 2002.

Costs and Expenses
      Cost of Sales. Consolidated cost of sales increased by $40.2 million, or 35.7%, to $152.8 million for the year ended December 28, 2003 from $112.6 million for the year ended December 29, 2002. Cost of sales increased as a percentage of revenues to 28.3% for the year ended December 28, 2003 from 27.7% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro increased as a percentage of revenues to 28.2% for the year ended December 28, 2003 from 27.6% for the year ended December 29, 2002. This increase was primarily the result of higher poultry, produce and dry food prices.

Pei Wei: Cost of sales at Pei Wei increased as a percentage of revenues to 29.6% for the year ended December 28, 2003 from 28.8% for the year ended December 29, 2002. This increase was primarily the result of higher poultry, produce and dry food prices.
      Labor. Consolidated labor expenses increased by $41.5 million, or 31.0%, to $175.0 million for the year ended December 28, 2003 from $133.5 million for the year ended December 29, 2002. Labor expenses as a percentage of revenues decreased to 32.4% for the year ended December 28, 2003 from 32.8% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 32.3% for the year ended December 28, 2003 from 32.6% for the year ended December 29, 2002. This decrease was a result of increased sales leverage on those labor costs that are fixed in nature, as well as lower workers compensation expense given an improvement in claims trends, partially offset by higher payroll taxes and health insurance costs.

Pei Wei: As a percentage of revenues, labor expenses at Pei Wei decreased to 33.5% for the year ended December 28, 2003 from 37.7% for the year ended December 29, 2002. This decrease was primarily due to improvement in labor efficiencies in our newer units as well as the reduced impact of newer restaurants on our expanding revenue base.
      Partner Bonus Expense, Imputed. Consolidated partner bonus expense, imputed increased by $0.2 million, or 20.7%, to $1.4 million for the year ended December 28, 2003 from $1.2 million for the year ended December 29, 2002. Partner bonus expense, imputed remained consistent at 0.3% of revenues for both years ended December 28, 2003 and December 29, 2002. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro was 0.3% of revenues for both years ended December 28, 2003 and December 29, 2002.

Pei Wei: Partner bonus expense, imputed at Pei Wei increased nominally to 0.2% of sales for the year ended December 28, 2003 from 0.1% for the year ended December 29, 2002.
      Operating. Consolidated operating expenses increased by $18.4 million, or 33.2%, to $73.7 million for the year ended December 28, 2003 from $55.3 million for the year ended December 29, 2002. Operating expenses remained consistent as a percentage of revenues at 13.6% for both years ended December 28, 2003 and December 29, 2002. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 13.6% for the year ended December 28, 2003 from 13.5% for the year ended December 29, 2002. This increase was primarily attributable to slightly higher utility and repairs and maintenance expenses.

Pei Wei: Operating expenses as a percentage of revenues decreased at our Pei Wei restaurants to 14.3% for the year ended December 28, 2003 from 14.8% for the year ended December 29, 2002. This decrease was primarily attributable to the reduced impact of new restaurants on our expanding revenue base.
      Occupancy. Consolidated occupancy costs increased by $4.8 million, or 19.8%, to $28.9 million for the year ended December 28, 2003 from $24.1 million for the year ended December 29, 2002. Occupancy costs decreased as a percentage of revenues to 5.4% for the year ended December 28, 2003 from 5.9% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro decreased as a percentage of revenues to 5.2% for the year ended December 28, 2003 from 5.9% for the year ended December 29, 2002. This decrease was primarily the result of the increased sales leverage achieved on occupancy costs that are fixed in nature, more favorable lease terms associated with new restaurants and lower property tax expense.

Pei Wei: Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.3% for the year ended December 28, 2003 from 7.1% for the year ended December 29, 2002. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature, more favorable lease terms associated with new restaurants and lower property tax expense.
      General and Administrative. Consolidated general and administrative expenses increased by $8.2 million to $28.7 million for the year ended December 28, 2003 from $20.5 million for the year ended December 29, 2002. Consolidated general and administrative expenses increased as a percentage of revenues to 5.3% for the year ended December 28, 2003 from 5.0% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: General and administrative expenses at the Bistro increased by $6.9 million to $24.8 million for the year ended December 28, 2003 from $17.9 million for the year ended December 29, 2002. This increase was due primarily to the addition of corporate management personnel and higher health insurance costs, which resulted in approximately $4.3 million of additional compensation and benefits expense. In addition to increased travel costs to support a larger restaurant base, we also spent an additional $1.4 million in accounting, consulting and legal fees in our efforts to maintain high standards of corporate governance, compliance with the Sarbanes-Oxley Act and new SEC regulations, litigation defense and other corporate matters. General and administrative expenses increased as a percentage of revenues from 5.1% for the year ended December 28, 2003 to 4.6% for the year ended December 29, 2002.

Pei Wei: General and administrative expenses at Pei Wei increased by $1.3 million to $3.9 million for the year ended December 28, 2003 from $2.6 million for the year ended December 29, 2002. This increase was due primarily to the addition of corporate management personnel, which resulted in approximately $1.1 million of additional compensation and benefits expense, as we continue to expand the concept and add infrastructure to support our operations. Pei Wei also experienced significant increases in general and administrative expenses in the following areas: travel expenses associated with new store openings, accounting, legal and occupancy costs. General and administrative expenses decreased as a percentage of revenues to 7.4% for the year ended December 28, 2003 from 12.3% for the year ended December 29, 2002 as a result of our increasing revenue base associated with our new store openings.
      Depreciation and Amortization. Consolidated depreciation and amortization increased by $6.0 million, or 37.7%, to $21.8 million for the year ended December 28, 2003 from $15.8 million for the year ended December 29, 2002. Depreciation and amortization as a percentage of revenues was 4.0% for the year ended December 28, 2003 and 3.9% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased by $4.7 million to $19.4 million for the year ended December 28, 2003 from $14.7 million for the year ended December 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened in 2003 totaling $1.9 million as well as a full year’s depreciation and amortization on restaurants opened in 2002.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $1.3 million to $2.4 million for the year ended December 28, 2003 from $1.1 million for the year ended December 29, 2002. This increase was primarily due to depreciation and amortization on restaurants opened in 2003 totaling $0.7 million as well as a full year’s depreciation and amortization on restaurants opened in 2002.
      Preopening Expense. Consolidated preopening expenses for the year ended December 28, 2003 increased by $2.4 million to $8.8 million from $6.4 million for the year ended December 29, 2002. Preopening expenses as a percentage of revenues were 1.6% for both years ended December 28, 2003 and December 29, 2002. Each segment contributed as follows:

Bistro: Preopening expenses increased by $2.0 million to $7.0 million for the year ended December 28, 2003 from $5.0 million for the year ended December 29, 2002. This increase was due to the opening of 18 Bistros in 2003 as compared to 14 Bistros in 2002, the expenses associated with the opening of three Bistros in January 2004 compared to two in January 2003 and higher than anticipated average expenses for our 2003 new unit openings.

Pei Wei: Preopening expenses increased by $0.4 million to $1.8 million for the year ended December 28, 2003 from $1.4 million for the year ended December 29, 2002. This increase was primarily due to our opening 17 Pei Weis in 2003 as compared to 11 Pei Weis in 2002, partially offset by lower than anticipated average expenses for our 2003 new unit openings.
      Partner Investment Expense. Partner investment expense consists of two components: i) the difference between the imputed fair value of our partners’ ownership interest at the time the partner invested in their restaurant and our partners’ cash capital contribution for that ownership interest recognized over a five-year period and ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. Consolidated partner investment expense decreased by $1.6 million to $4.2 million for the year ended December 28, 2003 from $5.8 million for the year ended December 28, 2002. Consolidated partner investment expense decreased as a percentage of revenues to 0.8% for the year ended December 28, 2003 from 1.4% for the year ended December 29, 2002. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased to $3.9 million for the year ended December 28, 2003 from $5.7 million for the year ended December 29, 2002. This decrease was primarily the result of an additional $2.5 million recorded in fiscal 2002 as compared to fiscal 2003 for the excess of the purchase price of partner repurchases over the imputed fair value for those partner purchases, offset by a $0.7 million increase in the accrual of the excess of our partner’s imputed fair value of their ownership interest over their actual cash contribution.

Pei Wei: Partner investment expense at Pei Wei increased to $0.3 million for the year ended December 28, 2003 from $0.1 million for the year ended December 29, 2002. This increase was the result of an increase in the accrual of the excess of our partner’s imputed fair value of their ownership interest over their actual cash contribution.

Interest and Other Income (Expense), Net
      Consolidated net interest and other income (expense), net was $0.5 million for the year ended December 28, 2003 as compared to approximately $41,000 for the year ended December 29, 2002. Consolidated net interest and other income (expense), net increased as a percentage of revenues to 0.1% for the year ended December 28, 2003 from 0.0% for the year ended December 29, 2002.

Minority Interest
      Consolidated minority interest for the year ended December 28, 2003 increased to $7.9 million from $5.2 million for the year ended December 29, 2002. As a percentage of revenues, minority interest was 1.5% for the year ended December 28, 2003 and 1.3% for the year ended December 29, 2002. The impact of an increase in the operating profit at many of our existing restaurants in 2003 compared to 2002 was slightly offset by the impact of Pei Wei’s lower minority investor ownership on our total minority interest expense.

Provision for Income Taxes
      Our effective tax rate for 2003 was 33.5%. For 2002, the effective tax rate was 34.1%. The income tax provision for 2002 and 2003 differs from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Quarterly Results
      The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended January 2, 2005, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.
      Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
      The operating results of P.F. Chang’s for such eight fiscal quarters expressed as a percentage of revenues, except for revenues which are expressed in thousands, were as follows:

	Fiscal 2003				Fiscal 2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(1)(2)	(1)(2)	(1)(2))	(1)(2)	(1)(2)	(1)(2)	(2)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$126,953	$131,905	$134,926	$146,133	$164,056	$169,602	$174,013	$199,270
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.8%	28.2%	28.5%	28.7%	28.6%	28.2%	28.1%	28.7%
Labor	32.8	32.4	32.4	32.0	33.3	33.3	32.3	32.2
Partner bonus expense, imputed	0.3	0.3	0.3	0.3	0.2	0.2	0.3	0.3
Operating	13.4	13.7	13.7	13.8	13.8	14.0	14.2	14.3
Occupancy	5.4	5.4	5.4	5.2	5.2	5.3	5.4	5.4

Total restaurant operating costs	79.7	80.0	80.3	79.9	81.1	81.1	80.3	80.9
General and administrative	5.3	5.6	5.1	5.3	5.3	4.9	5.1	4.4
Depreciation and amortization	3.8	4.0	4.1	4.2	4.0	4.1	4.2	4.2
Preopening expense	1.6	0.9	2.0	2.0	1.4	0.8	1.2	1.1
Partner investment expense(3)	0.6	0.7	1.2	0.6	8.2	0.5	1.0	0.8

Income from operations	9.0	8.9	7.3	8.0	(0.0)	8.6	8.3	8.6
Interest income (expense), net	0.1	0.1	0.1	0.1	0.1	0.0	0.1	0.2

Income before minority interest and provision for income taxes	9.1	8.9	7.4	8.1	0.1	8.6	8.3	8.8
Minority interest	(1.6)	(1.5)	(1.4)	(1.3)	(1.4)	(1.4)	(1.5)	(1.4)

Income before provision for income taxes	7.5	7.4	5.9	6.7	(1.3)	7.2	6.8	7.4
Provision for income taxes	(2.5)	(2.5)	(1.9)	(2.3)	0.9	(2.3)	(2.1)	(2.3)

Net income	5.0%	4.9%	4.0%	4.5%	(0.4)%	5.0%	4.7%	5.1%

      Certain percentage amounts do not sum to total due to rounding.

      (1) P.F. Chang’s has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 2 to our consolidated financial statements. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each quarter affected. The reclassification totaled $4.6 million, $4.7 million, $4.8 million and $5.2 million for the first, second, third and fourth quarter of fiscal 2003 and $5.7 million and $5.7 million for the first and second quarter of fiscal 2004, respectively.
      (2) P.F. Chang’s has restated its previously reported consolidated financial statements for changes in Occupancy, General and administrative, Preopening and Depreciation expenses for all previous years presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.
      (3) Partner investment expense increased during first quarter of 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 2 to our consolidated financial statements.
      Historically, P.F. Chang’s has experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Additionally, there may be variability in the amount and percentage of revenues attributable to partner investment expense as a result of the timing of opening new restaurants and the timing of purchasing partner interests. Partner investment expense represents the difference between the imputed fair value of our partners’ ownership interests and our partners’ cash capital contribution for these interests, as well as the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest.
      In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to continue to have, a meaningful impact on preopening expenses, labor, operating and partner investment costs until such time as a larger base of restaurants in operation mitigates such impact.
Liquidity and Capital Resources
      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $61.6 million, $81.7 million and $110.0 million for fiscal years 2002, 2003 and 2004, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest and partnership related non-cash expenses.
      We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 2002, 2003 and 2004 was $41.7 million, $72.1 million and $85.2 million, respectively. Investment activities primarily related to capital expenditures of $51.2 million, $70.8 million and $84.1 million in fiscal years 2002, 2003 and 2004, respectively, as well as sales of short-term instruments of $9.5 million in fiscal 2002, investments in short-term instruments of $1.2 million in 2003 and purchase of minority interests of $1.1 million in 2004. During 2004, capital expenditures included the purchase for $9.2 million of land and a building in Scottsdale, Arizona. Build-out costs of the building are estimated at $4.0 million. The building will house our corporate offices beginning the summer of 2005, at which point our current office lease obligation will end. We intend to open 18 new Bistro restaurants and 26 new Pei Wei restaurants in fiscal year 2005. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. We expect to spend approximately $360,000 per restaurant for preopening costs, which excludes non-cash rent expense. Total cash investment per each Pei Wei restaurant is expected to average $780,000 million and we expect to spend $110,000 per restaurant for preopening costs, which excludes non-cash rent expense. The anticipated total cash investment per restaurant includes anticipated increases in construction related costs of steel, aluminum and lumber.

      Net cash used in financing activities in fiscal years 2002, 2003 and 2004 was $1.6 million, $3.2 million and $3.8 million, respectively. Financing activities in fiscal years 2002, 2003 and 2004 consisted primarily of repayments on long term debt, distributions to minority partners and the proceeds from the exercise of stock options.
      In December of 2002, P.F. Chang’s entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, we have the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided that we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1, and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of January 2, 2005. Shares of our subsidiary, Pei Wei Asian Diner, Inc., serve as collateral for the credit facility. P.F. Chang’s had no borrowings outstanding under the credit facility as of January 2, 2005, although $5.6 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers compensation and general liability insurance claims.
      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2005. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.
      As of January 2, 2005, there were 195 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During 2004, we had the opportunity to purchase 22 partners’ interests, which had reached their five-year threshold period during the year, as well as three additional partners’ interests. Of these, we purchased nine interests in their entirety, one partial interest and have passed on the remaining opportunities. These purchases totaled approximately $2.0 million. Of the total purchase price, approximately $1.0 million was paid in cash while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at January 2, 2005. During the first fiscal month of 2005, we purchased ten partnership interests, which became available for purchase prior to 2005, for a total purchase price of $10.8 million. In 2005, we will also have the opportunity to purchase 20 additional partnership interests. If all of these interests are purchased, the total purchase price will approximate $5 million to $7 million based upon the estimated fair value of the respective interests at January 2, 2005. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from January 2, 2005 through the date of purchase. If we purchase all of these interests in 2005, the estimated financial impact would be an increase to earnings per share of $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
Critical Accounting Policies
      Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Lease Obligation
      P.F. Chang’s leases all of its restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.
      Our lease term used for straight-line rent expense is calculated from the date we took possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater rent expense recognized during the rent holiday period.

Partnership Structure
      P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and seven percent of the restaurant or region the partner oversees. We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant) utilizing a discounted cash flow model and updated assumptions based on the results of a annual valuation analysis performed by a third party. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. Any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners is currently recognized as expense upon purchase of the respective interest.
      At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of P.F. Chang’s over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. If and when we repurchase our partners’ interests, the excess, if any, of the purchase price over the imputed fair value of these interests has been recognized as expense in the month the repurchase occurs for all fiscal years prior to and including 2003. Now that the modifications to our agreements (as discussed in Risk Factors) have been in effect for six months, the excess, if any, will be recorded as Intangibles which are amortized over approximately 10 years for Bistros and five years for Pei Weis. There is also the possibility of additional charges relating to the modification if, within the initial five-year period of the respective interest, we repurchase that interest at a value greater than required by the agreements prior to modification.

Impairment of Long-Lived Assets
      We review property and equipment (which includes leasehold improvements) and intangibles with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant, or partnership level for indicators of permanent impairment. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Self Insurance
      We are self-insured for a significant portion of our current and prior years’ exposures related to our workers compensation, general liability, medical and dental programs. In estimating our self insurance reserves, we have contracted with two third-party actuaries who assist us in determining the appropriate reserve amounts. These third parties utilize estimates of expected losses, based on statistical analyses of historical industry data as well as our own estimates based on P.F. Chang’s actual historical trends to arrive at their reserve amounts. These assumptions are closely monitored and adjusted when warranted by changing circumstances. We currently accrue insurance expense within the actuarial range of expected future liability. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. Actual experience could also be more favorable than these estimates, resulting in expense reductions.

Income Taxes
      We provide for income taxes based on our estimate of federal and state liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.
      Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
      Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserve result from resolution of audits of prior year filings, the expiration of the statute of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results.
New Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future as well as outstanding options not vested as of July 1, 2005. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While we cannot estimate what those amounts will be in the future

(because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.0 million, $5.0 million and $11.7 million in 2004, 2003 and 2002, respectively.
Inflation
      The primary areas of our operations affected by inflation are food, labor, insurance and utility costs. Additionally, a large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage can affect our labor costs. Increases in workers compensation and health insurance costs also affect our labor costs.
Purchase Commitments

	Payments Due by Period

		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

			(In thousands)
Long-Term Debt	$1,158	$613	$479	$6	$60
Operating Leases	278,055	26,118	53,078	51,509	147,350
Purchase Obligations	71,823	71,666	111	46	—

Total	$351,036	$98,397	$53,668	$51,561	$147,410

      The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option.
      In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against P.F. Chang’s. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
      Management believes that the market risk associated with P.F. Chang’s market risk sensitive instruments as of January 2, 2005 is not material, and therefore, disclosure is not required.

Item 8.	Financial Statements and Supplementary Data
P.F. CHANG’S CHINA BISTRO, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets at December 28, 2003 (Restated) and January 2, 2005	35
Consolidated Statements of Income for the Years Ended December 29, 2002 (Restated), December 28, 2003 (Restated) and January 2, 2005	36
Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 29, 2002 (Restated), December 28, 2003 (Restated) and January 2, 2005	37
Consolidated Statements of Cash Flows for the Years Ended December 29, 2002 (Restated), December 28, 2003 (Restated) and January 2, 2005	38
Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
P.F. Chang’s China Bistro, Inc.
      We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, common stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at January 2, 2005 and December 28, 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles.
      As described in Note 1, “Restatement of Previously Issued Financial Statements”, the Company has restated previously issued financial statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 and the beginning retained earnings as of December 30, 2001.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 25, 2005

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	December 28,	January 2,
	2003	2005

	(In thousands)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,478	$66,409
Short-term investments	5,000	5,000
Inventories	2,911	2,951
Prepaids and other current assets	6,313	9,874

Total current assets	59,702	84,234
Property and equipment, net	228,170	280,641
Deferred income tax assets	3,560	3,755
Goodwill	6,819	6,819
Other assets	5,570	8,066

Total assets	$303,821	$383,515

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$14,013
Construction payable	6,459	3,899
Accrued expenses	27,918	32,298
Unearned revenue	9,851	12,459
Current portion of long-term debt, including $1,454,000 and $198,000 due to related parties at December 28, 2003 and January 2, 2005, respectively	1,454	613

Total current liabilities	54,049	63,282
Long-term debt, including $136,000 and $62,000 due to related parties at December 28, 2003 and January 2, 2005, respectively	136	545
Lease obligations	33,427	43,936
Minority interests	11,877	30,795
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,518,039 shares issued and outstanding at December 28, 2003 and 26,067,507 at January 2, 2005	26	26
Additional paid-in capital	139,639	154,210
Retained earnings	64,667	90,721

Total common stockholders’ equity	204,332	244,957

Total liabilities and common stockholders’ equity	$303,821	$383,515

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Revenues	$406,609	$539,917	$706,941
Costs and expenses:
Restaurant operating costs:
Cost of sales	112,571	152,788	200,736
Labor	133,536	174,989	231,575
Partner bonus expense, imputed	1,192	1,439	1,750
Operating	55,293	73,660	99,528
Occupancy	24,129	28,914	37,693

Total restaurant operating costs	326,721	431,790	571,282
General and administrative	20,513	28,692	34,662
Depreciation and amortization	15,847	21,817	29,155
Preopening expense	6,428	8,790	7,995
Partner investment expense	5,798	4,196	17,671

Income from operations	31,302	44,632	46,176
Interest and other income (expense):
Interest expense	(263)	(11)	(3)
Interest and other income	304	477	615

Income before minority interest and provision for income taxes	31,343	45,098	46,788
Minority interest	(5,243)	(7,887)	(10,078)

Income before provision for income taxes	26,100	37,211	36,710
Provision for income taxes	(8,875)	(12,424)	(10,656)

Net income	$17,225	$24,787	$26,054

Net income per share:
Basic	$0.70	$0.98	$1.01

Diluted	$0.66	$0.94	$0.98

Weighted average shares used in computation:
Basic	24,688	25,345	25,727

Diluted	25,924	26,250	26,575

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stockholders’ Equity

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(In thousands)
Balances, December 30, 2001, as restated	23,896	$24	$110,617	$22,655	$133,296
Issuance of common stock under stock option plans	1,066	1	4,885	—	4,886
Issuance of common stock under employee stock purchase plan	40	—	825	—	825
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	111	—	111
Tax benefit from disqualifying stock option dispositions	—	—	11,676	—	11,676
Net income, as restated	—	—	—	17,225	17,225

Balances, December 29, 2002, as restated	25,002	25	128,114	39,880	168,019
Issuance of common stock under stock option plans	473	1	5,289	—	5,290
Issuance of common stock under employee stock purchase plan	43	—	1,123	—	1,123
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	138	—	138
Tax benefit from disqualifying stock option dispositions	—	—	4,975	—	4,975
Net income	—	—	—	24,787	24,787

Balances, December 28, 2003, as restated	25,518	26	139,639	64,667	204,332
Issuance of common stock under stock option plans	510	—	5,911	—	5,911
Issuance of common stock under employee stock purchase plan	40	—	1,548	—	1,548
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	76	—	76
Tax benefit from disqualifying stock option dispositions	—	—	7,036	—	7,036
Net income	—	—	—	26,054	26,054

Balances, January 2, 2005	26,068	$26	$154,210	$90,721	$244,957

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands)
	(Restated)	(Restated)
Operating Activities:
Net income	$17,225	$24,787	$26,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,847	21,817	29,155
Partner investment expense	4,294	3,355	17,195
Partner bonus expense, imputed	1,192	1,439	1,750
Deferred income taxes	(1,395)	(3,308)	(195)
Tax benefit from disqualifying stock option dispositions credited to equity	11,676	4,975	7,036
Minority interest	5,243	7,887	10,078
Changes in operating assets and liabilities:
Inventories	(253)	(592)	(40)
Prepaids and other current assets	(2,725)	(137)	(3,561)
Other assets	803	(1,708)	(1,110)
Accounts payable	1,287	1,316	5,646
Accrued expenses	(785)	12,421	4,380
Lease obligations	6,447	6,476	10,509
Unearned revenue	2,744	2,957	2,608

Net cash provided by operating activities	61,600	81,685	109,505
Investing Activities:
Capital expenditures	(51,229)	(70,832)	(84,146)
Sales (purchases) of investments	9,500	(1,200)	—
Proceeds (purchases) of minority interests	47	(22)	(595)

Net cash used in investing activities	(41,682)	(72,054)	(84,741)
Financing Activities:
Repayments of long-term debt	(1,901)	(1,756)	(1,456)
Proceeds from promissory note	—	—	74
Proceeds from sale of subsidiary common stock	111	138	76
Proceeds from stock options exercised and employee stock purchases	5,711	6,413	7,459
Proceeds from minority investors’ contributions	934	1,074	1,175
Distributions to minority members and partners	(6,483)	(9,111)	(11,161)

Net cash used in financing activities	(1,628)	(3,242)	(3,833)

Net increase in cash and cash equivalents	18,290	6,389	20,931
Cash and cash equivalents at the beginning of the year	20,799	39,089	45,478

Cash and cash equivalents at the end of the year	$39,089	$45,478	$66,409

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$195	$146	$104
Cash paid for income taxes, net of refunds	2,019	1,791	11,144
Supplemental Disclosures of Non-Cash Items:
Purchase of minority interests through issuance of long-term debt and conversion to members’ capital	2,955	370	355
See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2005

1.	Restatement of Previously Issued Consolidated Financial Statements
      Following a review of the Company’s lease accounting, the Company has adjusted, for purposes of calculating the total rental obligations, the initial lease terms of operating leases to include option renewals that are reasonably assured of being exercised. The Company has also included the rent holidays related to the period before restaurant opening date to the lease term based on possession of the premises. Using these extended terms and in some cases greater rent obligations, the Company has recorded straight-line rent from the time of possession through lease term. Straight-line rent recorded from the date of possession through construction completion has been capitalized and included in property and equipment. The capitalized rent is amortized through depreciation and amortization expense over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our preopening period (construction completion through restaurant open date) has been recorded to preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement. The Company has reclassified tenant improvement allowances from a contra asset in property and equipment, net to long-term lease obligation in the consolidated balance sheets. The impact of tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense (or pre-opening expense during the last few weeks of the rent holiday period) in the consolidated statements of income. Finally, tenant improvement allowance has been reclassified in the consolidated statements of cash flows by increasing capital expenditures and increasing cash provided by operating activities
      The cumulative effect of the restatement relating to fiscal years 1993 to 2003 is an increase in the leasehold improvement asset of $29.9 million, an increase in depreciation expense of $8.3 million, an increase in the lease obligation liability of $32.1 million, an increase in preopening expense of $0.6 million, a decrease in occupancy expense of $6.4 million and an increase in deferred income tax assets of $0.9 million. As a result, retained earnings at the end of 2003 decreased by $1.4 million, net of taxes. Preopening expense for both years ended December 29, 2002 and December 28, 2003 increased by $0.1 million. Occupancy expense for the years ended December 29, 2002 and December 28, 2003 decreased by $1.3 million and $1.6 million, respectively. Depreciation expense increased by $1.9 million and $2.6 million for the years ended December 29, 2002 and December 28, 2003, respectively. The restatement decreased reported diluted net income per share by $0.02 and $0.03 for the years ended December 29, 2002 and December 28, 2003, respectively. The cumulative effect of the restatement for all years prior to 2002 was $0.4 million, net of taxes, which was recorded as an adjustment to opening stockholders’ equity at December 31, 2001.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share amounts):

	Year Ended December 30,		Year Ended December 29,
	2002		2003

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Selected Statement of Income Data:
Occupancy	$25,457	$24,129	$30,559	$28,914
Total restaurant operating costs	328,049	326,721	433,435	431,790
General and administrative	20,590	20,513	28,768	28,692
Depreciation and amortization	13,959	15,847	19,255	21,817
Preopening expense	6,334	6,428	8,654	8,790
Income from operations	31,879	31,302	45,609	44,632
Income before provision for income taxes	26,677	26,100	38,188	37,211
Provision for income taxes	(9,097)	(8,875)	(12,800)	(12,424)
Net income	17,580	17,225	25,388	24,787
Basic net income per share	$0.71	$0.70	$1.00	$0.98
Diluted net income per share	$0.68	$0.66	$0.97	$0.94
      The following table reflects the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	December 29, 2003

	As Previously	As
	Reported	Restated

Selected Balance Sheet Data:
Property and equipment, net	$198,291	$228,170
Deferred income tax assets	2,695	3,560
Total assets	273,077	303,821
Accrued expenses	29,222	27,918
Lease obligations	—	33,427
Retained earnings	66,046	64,667
Total common stockholders’ equity	205,711	204,332
Total liabilities and common stockholders’ equity	273,077	303,821
      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 30,		Year Ended December 29,
	2002		2003

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Selected Cash Flow Data:
Net income	$17,580	$17,225	$25,388	$24,787
Depreciation and amortization	13,959	15,847	19,255	21,817
Deferred income taxes	(1,173)	(1,395)	(2,932)	(3,308)
Accrued expenses	(785)	(785)	13,725	12,421
Lease obligations	—	6,447	—	6,476
Net cash provided by operating activities	53,842	61,600	74,928	81,685
Capital expenditures	(43,471)	(51,229)	(64,075)	$(70,832)
Net cash used in investing activities	(33,924)	(41,682)	(65,297)	$(72,054)

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Organization and Nature of Operations
      P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro” and “Pei Wei Asian Diner.” The Company was formed in 1996 and became publicly traded in 1998.

Revenue Reclassification
      The Company has reclassified certain of its restaurants costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each year affected. The reclassification totaled $19.3 million and $15.5 million in fiscal years 2003 and 2002, respectively.

Modification
      Effective March 28, 2004, the Company executed a modification to all of its partnership agreements that contained a provision permitting the Company to repurchase the partner’s interest at the capital account balance in certain circumstances. The modification changes the repurchase portion of the partnership agreements to indicate that fair value is to be used for all repurchases regardless of circumstance.
      In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25, this results in a modification of the original arrangement for accounting purposes. As a result of this modification, all existing unearned compensation is immediately expensed. This resulted in a first quarter charge of $12.5 million which consisted of the unamortized portion of the $11.5 million of unearned compensation existing at December 28, 2003 and the unamortized portion of unearned compensation generated in the first quarter of 2004 for partners investing in new stores prior to the modification. This charge is included in Partner Investment Expense along with the amortization of previously existing unearned compensation prior to the date of the modification.
      In addition, under FIN 44 the estimated fair value of each partnership interest modified will have to be determined at the date of the modification and the Company has completed this valuation. To the extent the fair value at the date of modification is greater than that partner’s related minority interest obligation in the consolidated financial statements, that incremental value could be charged to expense in a future period if a buy-out occurs prior to the 5-year date at which the partner would have otherwise earned the right to have their investment interest purchased at fair value.

Fiscal Year
      The Company’s fiscal year ends on the Sunday closest to the end of December and included 52 weeks in each of 2002 and 2003 and 53 weeks in 2004.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation and Presentation
      The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and partnerships in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated. Minority interest is recorded as a reduction of the reported income or expense unless the amount would result in a reduction of expense for which the minority partner would not be responsible.
      Certain amounts shown in the prior period’s consolidated financial statements have been reclassified to conform to the current year consolidated financial statements’ presentation.

Cash and Cash Equivalents
      The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents at January 2, 2005 consist primarily of money market funds.

Investments
      The Company’s investments are classified as available for sale, and have been recorded at fair value which approximates cost. At both January 2, 2005 and December 28, 2003, $5.0 million was recorded as Short-term investments, which consisted of preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America. Under the terms of the investment arrangement, the Company participates in periodic auctions that are generally held every 49 days and that determine the dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. The Company may also sell the investment to certain accredited investors. Under the prospectus it is the intention of the issuer to maintain a rating for the DREAMS at a grade of Aa3 by Moody’s.

Receivables
      Receivables, which the Company classified in “Prepaid and other current assets,” consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company.

Inventories
      Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment
      Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the length of the related lease term. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased. Depreciation and amortization expense associated with property and equipment amounted to $15.4 million, $21.4 million and $29.1 million, for the years ended December 29, 2002, December 28, 2003 and January 2, 2005, respectively.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the years ended December 29, 2002, December 28, 2003 and January 2, 2005, the Company incurred gross interest expense of approximately $263,000, $117,000 and $61,000, respectively. Approximately $106,000 and $58,000, respectively, of interest costs were capitalized during the years ended December 28, 2003 and January 2, 2005. There were no interest costs capitalized during the year ended December 29, 2002.
      The Company evaluates impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flow estimated to be generated by those assets is less than the assets’ carrying amount. The Company’s policy is to evaluate long-lived assets for impairment at the restaurant level. As of January 2, 2005, no impairment on long-lived assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

Goodwill and Intangibles
      Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives will continue to be amortized over their useful lives.
      Intangible assets, which the Company classified as “Other assets,” consist of the excess of the purchase price at the time the Company repurchases a partner’s interest over the imputed fair value of that interest at the time of the original investment, these assets are amortized over their useful lives. As of January 2, 2005, the intangible asset balance was $1.4 million, There was no intangible asset balance as of December 28, 2003.
      Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year, and will perform the analysis more frequently under certain circumstances. As of January 2, 2005, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Accrued Insurance
      The Company is self-insured for certain exposures, principally general liability, workers’ compensation, medical and dental for the first $100,000, $250,000 or $500,000 of individual claims, depending on the type of claim. The Company has paid amounts to its insurance carrier that are in excess of the claims known to date and has provided additional accrued liabilities for its estimate of ultimate claims. In developing these estimates, the Company uses historical experience factors to estimate the ultimate claim exposure. In estimating self insurance reserves, the Company contracted with two third-party actuaries who utilize estimates of expected losses, based on statistical analyses of historical industry data as well as the Company’s own estimates based on the Company’s actual historical trends. It is reasonably possible that future adjustments to these estimates will be required. Based upon the information known at January 2, 2005, management believes it has provided adequate reserves for its self-insured exposure.

Lease Obligations
      The Company leases all of its restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including a “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation.
      Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred.
      It is the Company’s policy to capitalize rent expense from possession date through construction completion. This asset is included in property and equipment. Capitalized rent is amortized through depreciation and amortization expense over the useful life of the related assets. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) has been recorded to preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement.

Unearned Revenue
      Unearned revenue represents gift cards sold for which revenue recognition criteria, generally redemption, has not been met.

Unearned Compensation
      Prior to the date of modification of the operating agreements which occurred on March 28, 2004, unearned compensation was calculated as the difference between the imputed fair value of partners’ ownership interest at the time the partners invest in their restaurants and the partners’ cash contributions for those ownership interests, recognized over a five year period. As of the date of modification, the Company has expensed all remaining unearned compensation. At December 28, 2003 the unamortized deferred compensation balance was $11.5 million and is presented in the balance sheet as a reduction to the related minority interest balance. There was no unearned compensation as of January 2, 2005.

Revenue Recognition
      Revenues from food, beverage and alcohol sales are recognized as products are sold.

Advertising
      The Company expenses advertising as incurred. Advertising expense for the years ended December 29, 2002, December 28, 2003 and January 2, 2005 was approximately $2.5 million, $2.8 million and $3.7 million, respectively.

Partner Bonus Expense, Imputed
      Partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Given that employees who choose to invest as partners are not eligible to participate in the restaurant-level bonus program, a portion of their partnership earnings that would otherwise be presented as minority interest expense are deemed to be a bonus expense for financial reporting purposes. The amounts so imputed are based on the existing programs used by the Company for non-investing employees based on individual restaurant level-operating results.

Preopening Expense
      Preopening expenses, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also included

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in preopening expense is the accrual for straight-line rent recorded for the period between construction completion and the restaurant opening date, which generally approximates two weeks.

Partner Investment Expense
      Prior to the date of modification of certain operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of partners’ ownership interests at the time the partners invest in their restaurants and the partners’ cash contributions for those ownership interests, recognized over a five year period and (ii) the excess, if any, of the purchase price at the time the Company repurchased a partner’s interest over the imputed fair value of that interest. Partner investment expense was $5.8 million and $4.2 million for the years ended December 29, 2002 and December 28, 2003, respectively. Partner investment expense includes amortization of unearned compensation expense of $2.4 million and $3.3 million and buy-out expense of $3.4 million and $0.9 million for the years ended December 29, 2002 and December 28, 2003, respectively.
      Partner investment expense for the year ended January 2, 2005 was $17.7 million, which included $12.5 million in unearned compensation expense related to the modification of partner interests during the first quarter of 2004 along with $5.2 million in unearned compensation expense related to stores opened subsequent to the modification.

Income Taxes
      The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.
      Minority interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Stock-Based Compensation
      The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company uses the intrinsic value method to account for stock option grants and, accordingly, recognizes no compensation expense for the stock option grants.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method to stock-based employee compensation:

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Net income, as reported	$17,225	$24,787	$26,054
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	2,232	3,482	5,074

Pro forma net income	$14,993	$21,305	$20,980

Net income per share:
Basic, as reported	$0.70	$0.98	$1.01

Basic, pro forma	$0.61	$0.84	$0.82

Diluted, as reported	$0.66	$0.94	$0.98

Diluted, pro forma	$0.58	$0.81	$0.79

Weighted average shares used in computation:
Basic	24,688	25,345	25,727

Diluted	25,924	26,250	26,575

      For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 6 for further discussion of the Company’s stock-based employee compensation and related assumptions used in computing fair value.

Net Income Per Share
      Net income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under the Company’s stock option plans and outstanding warrants. For the years ended December 29, 2002, December 28, 2003 and January 2, 2005, there were 71,000, 179,500 and 115,000, respectively, of the Company’s shares excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is an additional potentially dilutive effect of unexercised Pei Wei stock options should the fair value of such stock increase above the grant price and Pei Wei have a positive net worth and profitability.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands, except per share amounts)
	(Restated)	(Restated)
Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$17,225	$24,787	$26,054

Denominator:
Denominator for basic net income per share — weighted-average shares	24,688	25,345	25,727
Effect of dilutive securities:
Employee and director stock options	1,236	905	848

Denominator for diluted net income per share — adjusted for weighted average shares and assumed conversions	25,924	26,250	26,575

Net income per share:
Basic	$0.70	$0.98	$1.01

Diluted	$0.66	$0.94	$0.98

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

Segment Reporting
      The Company accounts for its segments in accordance with SFAS No. 131 (“SFAS 131”), Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the Company’s methods of internal reporting and management structure, P.F. Chang’s has two reportable segments, that of the Bistro and that of Pei Wei.

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

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future as well as outstanding options not vested as of July 1, 2005. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in this Note. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.0 million, $5.0 million and $11.7 million in 2004, 2003 and 2002, respectively.

3.	Property and Equipment
      Property and equipment consists of the following:

	December 28,	January 2,
	2003	2005

	(In thousands)
	(Restated)
Leasehold improvements	$212,224	$268,548
Furniture, fixtures and equipment	57,397	74,568
China and smallwares	5,761	7,184

	275,382	350,300
Less accumulated depreciation and amortization	63,657	89,104

	211,725	261,196
Construction in progress	16,445	19,445

	$228,170	$280,641

      Construction in progress at January 2, 2005 includes the $9.2 million purchase of land and building in Scottsdale, Arizona. The building will house the corporate office beginning the summer of 2005. Related land and building will be reclassified from construction in progress to land and building during 2005 at which time depreciation on the building will begin.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued Expenses
      Accrued expenses consists of the following:

	December 28,	January 2,
	2003	2005

	(In thousands)
Accrued payroll	$7,220	$11,064
Sales and use tax payable	3,233	4,787
Property tax payable	2,389	1,850
Accrued insurance	4,184	8,536
Accrued rent	1,718	2,475
Income taxes payable	6,731	—
Other accrued expenses	2,443	3,586

	$27,918	$32,298

5.	Credit Facility
      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50: 1, and a minimum fixed-charge coverage ratio no less than 1.25: 1. Shares of the Company’s subsidiary Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of January 2, 2005, although $5.6 million is committed for the issuance of a letter of credit which is required by insurance companies for workers compensation and general liability insurance claims. Available borrowings under the line of credit is $14.4 million as of January 2, 2005.

6.	Long-Term Debt
      Long-term debt consists of the following:

	December 28,	January 2,
	2003	2005

	(In thousands)
$3.0 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, in annual installments of $1.5 million plus interest, with a rate of 225 basis points over LIBOR, until August 2005	$1,590	$136
$0.1 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, in annual installments of $60,000 plus interest, with a rate of 200 basis points over LIBOR, until October 2006	—	123
$0.8 million in unsecured promissory notes, payable to non-related parties from the sale of minority partner interests, in annual installments of $0.4 million plus interest, with a rate of 200 basis points over LIBOR, until October 2006	—	827
Other	—	72

	1,590	1,158
Less current portion	1,454	613

	$136	$545

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate annual payments of long-term debt outstanding at January 2, 2005, are summarized as follows (in thousands):

2005	$613
2006	477
2007	2
2008	3
2009	3
Thereafter	60

$1,158

      The related party debt is due to current minority investors in operating partnerships of the Company who are also employed at the restaurants included in such partnerships.

7.	Leases
      The Company leases restaurant and office facilities and equipment and certain real property under operating leases having terms expiring between 2005 and 2024. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.
      Rent expense included in the accompanying consolidated statements of income for operating leases are summarized as follows (in thousands):

	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands)
	(Restated)	(Restated)
Minimum rentals	$11,372	$14,657	$19,227
Contingent rentals	5,348	6,380	7,723

	$16,720	$21,037	$26,950

      At January 2, 2005, the Company had entered into other lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. The following table does not include obligations related to renewal option periods even if it is reasonably assured that we will exercise the related option. Future minimum lease payments under operating leases (including restaurants to be opened after January 2, 2005) are as follows (in thousands):

2005	$26,118
2006	26,764
2007	26,314
2008	25,902
2009	25,607
Thereafter	147,350

Total minimum lease payments	$278,055

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

8.	Preferred Stock and Common Stockholders’ Equity

Preferred Stock
      The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 28, 2003 and January 2, 2005.

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

Stock Option Plans
      In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at January 2, 2005 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of January 2, 2005.
      During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things: determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 30,000 shares of common stock at the time he or she is first elected or appointed a director of the Company. In addition, each outside director remaining in office will be granted an option to purchase 15,000 immediately fully vested shares on the day following each annual meeting of stockholders.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things: determine the vesting schedule for each option granted. All options expire within 10 years.
      Pro forma information regarding net income and net income per share, as disclosed in Note 2, has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans:

	2002	2003	2004

Weighted average risk-free interest rate	4.0%	3.3%	3.6%
Expected life of options (years)	5.00	5.00	5.00
Expected stock volatility	49.3%	46.4%	43.7%
Expected dividend yield	0.0%	0.0%	0.0%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted for the years ended December 29, 2002, December 28, 2003 and January 2, 2005 was $14.55, $19.06 and $19.59, respectively.
      Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options

			Weighted-
	Shares		Average
	Available		Exercise
	for Options	Shares	Price

Outstanding at December 30, 2001	355,920	3,041,740	$8.92
Authorized	1,000,000	—	—
Granted	(485,750)	485,750	30.55
Exercised	—	(1,055,371)	4.60
Forfeited (canceled)	85,192	(85,192)	19.44

Outstanding at December 29, 2002	955,362	2,386,927	14.88
Authorized	—	—	—
Granted	(602,000)	602,000	43.34
Exercised	—	(464,535)	11.38
Forfeited (canceled)	96,198	(96,198)	18.92

Outstanding at December 28, 2003	449,560	2,428,194	22.46
Authorized	1,000,000	—	—
Granted	(602,200)	602,200	45.33
Exercised	—	(509,833)	11.59
Forfeited (canceled)	49,331	(49,331)	36.52

Outstanding at January 2, 2005	896,691	2,471,230	$29.92

Options exercisable at January 2, 2005		1,268,214	$21.90

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information regarding options outstanding and exercisable at January 2, 2005 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.20 — $ 5.00	198,746	2.1 years	$2.34	198,746	$2.34
$ 5.01 — $10.00	59,659	4.5 years	8.92	59,659	8.92
$10.01 — $15.00	296,110	5.0 years	13.12	272,276	12.96
$15.01 — $20.00	427,402	6.3 years	18.60	282,638	18.48
$20.01 — $25.00	13,645	7.0 years	24.39	5,637	24.39
$25.01 — $30.00	38,019	7.7 years	29.21	10,318	29.17
$30.01 — $35.00	367,904	7.6 years	31.40	176,030	31.75
$35.01 — $40.00	95,774	8.2 years	38.39	71,749	39.04
$40.01 — $45.00	467,639	9.5 years	43.93	3,869	44.86
$45.01 — $51.45	506,332	8.8 years	47.18	187,292	48.14
      Since options are generally exercisable upon date of grant, options exercisable, included in the above table, represent vested options that are not subject to repurchase by the Company.
      During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (“2001 Pei Wei Plan”), which provides for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. After factoring in a 1000 for 1 stock split that occurred in 2003, a total of 169,000 shares of common stock have been reserved for issuance under the 2001 Pei Wei Plan. As of January 2, 2005, 155,000 options have been granted at prices ranging from $7.40 to $46.77, 45,900 options have been exercised at $7.40 and 6,000 options with an exercise price ranging from $7.40 to $46.77 have been canceled. The Company holds 960,000 shares of common stock of Pei Wei Asian Diner.

Key Employee Stock Purchase Plan
      On December 8, 2004 the Company’s Board of Directors approved the Key Employee Stock Purchase Plan (The “Key Employee Plan”) and reserved 50,000 shares there under. Although adopted in 2004, no actual rights to purchase stock were issued under the Key Employee Plan until 2005. The Key Employee Plan was adopted to provide a convenient way for eligible participants, specifically key operators, supervisors, managers and chefs, to purchase a specified dollar value of Company stock, which may be required for them to participate in the Company’s Management Incentive Compensation Plan. No executive officer, including specifically any Named Executive Officer, is eligible to participate in either the Key Employee Plan or the corresponding Management Incentive Compensation Plan. The stock purchase rights are issued at the Company’s current fair market value and the stock is purchased on the open market. The exercise of any stock purchase right granted under the Key Employee Plan, and continued ownership of such stock, may be required as a condition of continued participation in the Management Incentive Compensation Plan (which is a cash incentive plan designed to focus eligible participants on the achievement of increased performance and profit objectives).

Employee Stock Purchase Plan
      During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period.

9.	Benefit Plan
      Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan also permits the Company to make discretionary matching contributions. During the years ended December 29, 2002, December 28, 2003 and January 2, 2005, the Company did not make any contributions to the Plan.

10.	Employment Agreements
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
      The agreements with the Chief Executive Officer and the President of the Company provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN 44 to APB 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of January 2, 2005, approximately 773,000 shares were affected by these agreements of which approximately 238,000 shares were unvested.
      The agreement with the President of Pei Wei Asian Diner, Inc. contains similar provisions with respect to a change in control for Pei Wei Asian Diner, Inc. and termination without cause but also includes a provision whereby the Company could be required to repurchase his shares of common stock in this subsidiary at fair value should a termination without cause or for “good reason” (as defined in the agreement) occur. The agreement covers 36,400 shares of Pei Wei Asian Diner, Inc. common stock issued as of January 2, 2005, and options to purchase 19,600 shares of which 16,800 were unvested as of January 2, 2005. The agreement also covers options to purchase 20,000 shares of P.F. Chang’s China Bistro stock, of which 17,167 were unvested as of January 2, 2005.

11.	Partnership Structure
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
      As of January 2, 2005, there were 195 partners within the P.F. Chang’s China Bistro, Inc. system. During 2004, the Company purchased interests held by 10 minority partners for a total of approximately $2.0 million. Approximately $1.0 million of the total purchase price was paid in cash while the remaining balance has been recorded as amounts due to related parties on the balance sheet at January 2, 2005. Subsequent to year-end, the Company purchased ten partnership interests, which became available for purchase prior to 2005, for a total purchase price of $10.8 million. In 2005, the Company will have the opportunity to purchase an additional 20 partnership interests.

12.	Income Taxes
      Income tax expense (benefit) consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands)
	(Restated)	(Restated)
Federal:
Current	$8,094	$12,987	$8,539
Deferred	(1,186)	(2,800)	(165)

	6,908	10,187	8,374
State:
Current	2,176	2,745	2,312
Deferred	(209)	(508)	(30)

	1,967	2,237	2,282

	$8,875	$12,424	$10,656

      The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 29,	December 28,	January 2,
	2002	2003	2005

	(In thousands)
	(Restated)	(Restated)
Income tax expense at federal statutory rate	$9,135	$13,024	$12,849
State taxes, net of federal expense	945	1,454	1,483
FICA tip credit	(967)	(2,816)	(3,702)
Increase (decrease) in valuation allowance	(1,158)	—	—
Other, net	920	762	26

	$8,875	$12,424	$10,656

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of
	December 28,	January 2,
	2003	2005

	(In thousands)
	(Restated)
Deferred tax assets:
Preopening expenses	$1,333	$1,218
FICA tip and AMT credit carryforward	5,184	8,503
Buyout intangible	2,529	7,786
Unearned compensation	2,942	2,367
Other	1,052	2,324
Straight line rent	124	405

	13,164	22,603
Deferred tax liabilities:
Depreciation on property and equipment	8,810	20,330
Goodwill amortization	794	(1,482)

	9,604	18,848
Net deferred tax liabilities (assets)	$(3,560)	$(3,755)

      The FICA tip credit carryforward begins to expire in 2023. For the year ended January 2, 2005 the tip credits were assessed as probable of utilization prior to their expiration.
      At January 2, 2005, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended December 29. 2002, December 28, 2003 and January 2, 2005, the Company recorded a $11.7 million, $5.0 million and $7.0 million, respectively, increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.
      The reserve for tax contingencies related to issues was $2.6 million at January 2, 2005 and $3.1 million at December 28, 2003. This balance is the Company’s best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits and the expiration of the statute of limitations, partially offset by additions due to changes in tax laws and current year requirements for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

13.	Commitments and Contingencies

Purchase Obligations
      The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to certain commodities contracts and construction for restaurants planed to open in the near future. At January 2, 2005, such purchase obligations approximated $71.7 million and were due within the following 12-month period.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
      The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, liquidity or financial position.

14.	Segment Reporting
      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.
      The table below presents information about reportable segments:

	Total	Bistro	Pei Wei

	(In thousands)
Fiscal Year 2004:
Revenues	$706,941	$611,468	$95,473
Income (loss) before income taxes	36,710	37,194	(484)
Capital expenditures	84,146	67,533	16,613
Total assets	383,515	341,374	42,141
Goodwill	6,819	6,566	253
Depreciation and amortization	29,155	24,778	4,377
Fiscal Year 2003, as restated:
Revenues	$539,917	$486,609	$53,308
Income (loss) before income taxes	37,211	37,505	(294)
Capital expenditures	70,832	56,945	13,887
Total assets	303,821	275,021	28,800
Goodwill	6,819	6,566	253
Depreciation and amortization	21,817	19,414	2,403
Fiscal Year 2002, as restated:
Revenues	$406,609	$385,036	$21,573
Income (loss) before income taxes	26,100	28,847	(2,747)
Capital expenditures	51,229	39,509	11,720
Total assets	238,850	223,840	15,010
Goodwill	6,819	6,566	253
Depreciation and amortization	15,847	14,755	1,092

15.	Interim Financial Results (Unaudited)
      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2003 and 2004. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended December 28, 2003				Year Ended January 2, 2005

	First	Second	Third	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Fourth
	(1)(2)	(1)(2)	(1)(2)	(1)(2)	(1)(2)(3)	(1)(2)	(2)	Quarter

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Revenues	$126,953	$131,905	$134,926	$146,133	$164,056	$169,602	$174,013	$199,270
Restaurant operating profit	25,821	26,384	26,559	29,363	31,062	32,133	34,340	38,124
Income (loss) before provision for income taxes	9,567	9,801	7,992	9,851	(2,185)	12,240	11,903	14,752
Net income (loss)	6,348	6,510	5,370	6,559	(678)	8,396	8,171	10,165
Basic net income (loss) per share	0.25	0.26	0.21	0.26	(0.03)	0.33	0.32	0.39
Diluted net income (loss) per share	0.24	0.25	0.20	0.25	(0.03)	0.32	0.31	0.38
Basic weighted average shares outstanding	25,137	25,338	25,414	25,491	25,559	25,605	25,768	25,977
Diluted weighted average shares outstanding	26,038	26,228	26,331	26,402	25,559	26,475	26,589	26,786

(1)	The Company has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 2. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each quarter affected. The reclassification totaled $4.6 million, $4.7 million, $4.8 million and $5.2 million for the first, second, third and fourth quarter of fiscal 2003 and $5.7 million and $5.7 million for the first and second quarter of fiscal 2004, respectively.

(2)	The Company has restated its previously reported consolidated financial statements for changes in Occupancy, General and administrative, Preopening and Depreciation expenses for all previous years presented due to the treatment of lease accounting as discussed in Note 1. The effect of the restatement on net income (loss) is a decrease of approximately $50,000, approximately $77,000, $0.2 million and $0.3 million for the first, second, third and fourth quarter of fiscal 2003 and $0.1 million, $0.1 million and $0.2 million for the first, second and third quarter of fiscal 2004, respectively. The effect on reported quarterly basic net income (loss) per share is a decrease of $0.01 for both the third and fourth quarter of fiscal 2003 and $0.01 for the first quarter of fiscal 2004. There was no effect on our reported quarterly basic net income (loss) per share for first and second quarter of fiscal 2003 and second and third quarter of fiscal 2004. The effect on reported quarterly diluted net income (loss) per share is a decrease of $0.01 for the first, third and fourth quarter of fiscal 2003 and $0.01 for the first quarter of fiscal 2004, respectively. There was no effect on our reported quarterly diluted net income (loss) per share for second quarter of fiscal 2003 and second and third quarter of fiscal 2004.

(3)	Partner investment expense increased during first quarter of 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed our lease accounting practices in light of recent guidance from the SEC on such accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate and determined that our occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations over the last several years had been misstaked. Accordingly, as described below, we have decided to restate certain of our previously issued financial statements to reflect the correction in our lease accounting practices. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 2, 2005.
      Management’s Annual Report on Internal Control over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Our management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
      In performing this assessment, management reviewed the Company’s lease accounting practices in light of recent guidance from the SEC on such accounting practices. As a result of this review, management concluded that our controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient, and, as a result, management has determined that our occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations over the last several years had been misstaked. On March 15, 2005, the Audit Committee of the Board of Directors (the “Committee”) and management determined to restate certain of our previously issued financial statements to reflect the correction in our lease accounting practices.
      Management evaluated the impact of this restatement on its assessment of our internal control over financial reporting and has concluded that the control deficiency that resulted in the incorrect lease accounting practices represented a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of this material weakness, management has concluded that, as of January 2, 2005, our internal control over financial reporting was not effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.
      Remediation Steps to Address Material Weakness — To remediate the material weakness in our internal control over financial reporting, we have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.
      Change in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of
P.F. Chang’s China Bistro, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that P.F. Chang’s China Bistro, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 2, 2005, management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, monitoring, and review of assumptions and factors affecting lease accounting practices, due to an error in the Company’s interpretation of U.S. generally accepted accounting principles. As a result of this material weakness in internal control over financial reporting, the Company determined its previously reported occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations had been misstaked and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005 on those financial statements.

      In our opinion, management’s assessment that P.F. Chang’s China Bistro, Inc. did not maintain effective internal control over financial reporting as of January 2, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, P.F. Chang’s China Bistro, Inc. has not maintained effective internal control over financial reporting as of January 2, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 31, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders to be held on May 6, 2005 (the “Proxy Statement”).

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Securities Authorized for Issuance Under Equity Compensation Plans. Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at January 2, 2005 was as follows:

			Number of
	Number of Shares	Weighted	Shares
	to be Issued	Average Exercise	Remaining
	Upon Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(a)	2,022,901	$30.74	1,612,184	(c)
Equity compensation plans not approved by shareholders(b)	448,329	$26.23	204,218

Total	2,471,230		1,816,402

(a)	Consists of four P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, 1998 Stock Option Plan and 1998 Employee Stock Purchase Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 6 — Stock Option Plans.”

(c)	Includes 548,188 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.
      Information about employee and executive stock option grants at January 2, 2005 was as follows:

	2004	2003	2002

Net grants during the period as % of outstanding shares	2.1%	2.0%	1.6%
Grants to named executive officers* as % of total options granted	23.2%	24.9%	23.7%
Grants to named executive officers* as % of outstanding shares	0.5%	0.6%	0.5%
Cumulative options held by named executive officers* as % of total options outstanding	37.9%	44.8%	47.1%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement as the Chief Executive Officer and each of the four other most highly compensated executive officers.
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

Item 14.	Principal Accountant Fees and Services
      The response to this item is contained in our Proxy Statement under the caption “Independent Auditors Fees and Other Matters,” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      Documents filed as part of this report:
      1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets at December 28, 2003 and January 2, 2005;
Consolidated Statements of Income for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005;
Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005;
Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005;
Notes to Consolidated Financial Statements.
      2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.
      3. Index to Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.2(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.

10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.

†10	.13(5)	1999 Nonstatutory Stock Option Plan.

10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.

Exhibit
Number		Description Document

10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.

†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.

†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.

10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.

10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.

†10	.23(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2005.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer
POWER OF ATTORNEY
      Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard L. Federico and Kristina Cashman, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.
      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2005

By:	/s/ KRISTINA CASHMAN Kristina Cashman	Chief Financial Officer and Secretary (Principal Accounting Officer)	April 1, 2005

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	April 1, 2005

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Director	April 1, 2005

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	April 1, 2005

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	April 1, 2005

Signature		Title	Date

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	April 1, 2005

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	April 1, 2005

EXHIBIT INDEX

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.2(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.

10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons,LLC, dated September 17, 1999.

†10	.13(5)	1999 Nonstatutory Stock Option Plan.

10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.

10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.

†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.

†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.

10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002

10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.