Form 10-K/A
period 2005-01-02
P F CHANGS CHINA BISTRO INC
filed 2005-04-18
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-25123

P.F. Chang’s China Bistro, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15210 N. Scottsdale Rd., Ste. 300	85254
Scottsdale, AZ	(Zip Code)
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

Explanatory Note

     This Amendment No. 1 to P.F. Chang’s, Inc. Annual Report on Form 10-K for the year ended January 2, 2005, which was filed with the Securities and Exchange Commission on April 1, 2005, is being filed to correct typographical printing errors in Item 9A “Controls and Procedures” (misstaked to misstated), “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” (date change from March 31, 2005 to March 25, 2005 at the end of their Report and misstaked to misstated) and Exhibit 23.1 “Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm” (date change from March 30, 2005 to March 31, 2005). This Form 10-K/A does not amend, modify or update any other information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed our lease accounting practices in light of recent guidance from the SEC on such accounting practices. As a result of this review, we concluded that our previously established lease accounting practices were not appropriate and determined that our occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations over the last several years had been misstated. Accordingly, as described below, we have decided to restate certain of our previously issued financial statements to reflect the correction in our lease accounting practices. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 2, 2005.

     Management’s Annual Report on Internal Control over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Our management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

     In performing this assessment, management reviewed the Company’s lease accounting practices in light of recent guidance from the SEC on such accounting practices. As a result of this review, management concluded that our controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were insufficient, and, as a result, management has determined that our occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations over the last several years had been misstated. On March 15, 2005, the Audit Committee of the Board of Directors (the “Committee”) and management determined to restate certain of our previously issued financial statements to reflect the correction in our lease accounting practices.

     Management evaluated the impact of this restatement on its assessment of our internal control over financial reporting and has concluded that the control deficiency that resulted in the incorrect lease accounting practices represented a material weakness. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of this material weakness, management has concluded that, as of January 2, 2005, our internal control over financial reporting was not effective based on the criteria set forth by COSO in Internal Control—Integrated Framework.

     Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

     Remediation Steps to Address Material Weakness—To remediate the material weakness in our internal control over financial reporting, we have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices.

     Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
P.F. Chang’s China Bistro, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that P.F. Chang’s China Bistro, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 2, 2005, management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, monitoring, and review of assumptions and factors affecting lease accounting practices, due to an error in the Company’s interpretation of U.S. generally accepted accounting principles. As a result of this material weakness in internal control over financial reporting, the Company determined its previously reported occupancy expense, depreciation and amortization expense, property and equipment, and lease obligations had been misstated and that previously issued financial statements should be restated. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 25, 2005 on those financial statements.

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
March 25, 2005

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

3. Index to Exhibits

Exhibit
Number		Description Document
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated By-laws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

† 10.1	(3)	Form of Indemnification Agreement for directors and executive officers.

† 10.2	(3)	1998 Stock Option Plan and forms of agreement thereunder.

† 10.3	(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

† 10.4	(3)	1996 Stock Option Plan and forms of Agreement thereunder.

† 10.5	(3)	1998 Employee Stock Purchase Plan.

† 10.6	(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.

10.11	(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.

†10.13	(5)	1999 Nonstatutory Stock Option Plan.

10.15	(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.

10.16	(7)	Common Stock Purchase Agreement dated January 11, 2001.

† 10.17	(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

† 10.18	(8)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.

† 10.19	(8)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.

† 10.20	(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.

10.21	(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.

10.22	(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.

† 10.23	(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

Exhibit
Number	Description Document
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 18, 2005.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer