Form 10-Q
period 2005-04-03
P F CHANGS CHINA BISTRO INC
filed 2005-04-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-25123
P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0815086 (I.R.S. Employer Identification No.)

15210 N. Scottsdale Rd., Ste. 300,	85254
Scottsdale, Arizona	(Zip Code)
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
      As of April 3, 2005, there were outstanding 26,142,832 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	January 2,	April 3,
	2005	2005

	(Note 1)	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,409	$61,223
Short-term investments	5,000	5,000
Inventories	2,951	2,822
Prepaids and other current assets	9,874	9,151

Total current assets	84,234	78,196
Property and equipment, net	280,641	293,274
Deferred income tax assets	3,755	2,854
Goodwill	6,819	6,819
Other assets	8,066	14,287

Total assets	$383,515	$395,430

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,013	$8,111
Construction payable	3,899	8,255
Accrued expenses	32,298	32,697
Unearned revenue	12,459	9,576
Current portion of long-term debt, including $198,000 and $3,641,000 due to related parties at January 2, 2005 and April 3, 2005, respectively	613	4,123

Total current liabilities	63,282	62,762
Long-term debt, including $62,000 and $3,505,000 due to related parties at January 2, 2005 and April 3, 2005, respectively	545	4,055
Lease obligations	43,936	44,235
Minority interests	30,795	25,815
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,067,507 shares issued and outstanding at January 2, 2005 and 26,142,832 at April 3, 2005	26	26
Additional paid-in capital	154,210	156,990
Retained earnings	90,721	101,547

Total common stockholders’ equity	244,957	258,563

Total liabilities and common stockholders’ equity	$383,515	$395,430

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 28,	April 3,
	2004	2005

	(Restated)	(Unaudited)
	(In thousands, except
	per share)
Revenues	$164,056	$194,214
Costs and expenses:
Restaurant operating costs:
Cost of sales	46,860	53,982
Labor	54,632	63,404
Partner bonus expense, imputed	378	466
Operating	22,617	28,364
Occupancy	8,507	10,274

Total restaurant operating costs	132,994	156,490
General and administrative	8,709	10,126
Depreciation and amortization	6,523	8,134
Preopening expense	2,355	1,334
Partner investment expense	13,471	273

Income from operations	4	17,857
Interest and other income, net	91	458

Income before minority interest and provision for income taxes	95	18,315
Minority interest	(2,280)	(2,276)

Income (loss) before (provision for) benefit from income taxes	(2,185)	16,039
(Provision for) benefit from income taxes	1,507	(5,213)

Net income (loss)	$(678)	$10,826

Net income (loss) per share:
Basic	$(0.03)	$0.41

Diluted	$(0.03)	$0.40

Weighted average shares used in computation:
Basic	25,559	26,117

Diluted	25,559	26,893

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 28,	April 3,
	2004	2005

	(Restated)	(Unaudited)
	(In thousands)
Operating Activities:
Net income (loss)	$(678)	$10,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,523	8,134
Partner investment expense	13,471	273
Partner bonus expense, imputed	378	466
Deferred income taxes	(2,914)	901
Tax benefit from disqualifying stock option dispositions credited to equity	455	502
Minority interest	2,280	2,276
Changes in operating assets and liabilities:
Inventories	(199)	129
Prepaids and other current assets	(2,381)	723
Other assets	(123)	(191)
Accounts payable	(1,690)	(5,902)
Accrued expenses	1,851	399
Lease obligations	3,855	299
Unearned revenue	(2,401)	(2,883)

Net cash provided by operating activities	18,427	15,952
Investing Activities:
Capital expenditures	(20,573)	(16,258)
Purchase of minority interests	—	(3,875)

Net cash used in investing activities	(20,573)	(20,133)
Financing Activities:
Repayments of long-term debt	(1,218)	—
Proceeds from stock options exercised and employee stock purchases	1,738	2,278
Proceeds from minority investors’ contributions	375	110
Distributions to minority members and partners	(2,720)	(3,393)

Net cash used in financing activities	(1,825)	(1,005)

Net decrease in cash and cash equivalents	(3,971)	(5,186)
Cash and cash equivalents at the beginning of the period	45,478	66,409

Cash and cash equivalents at the end of the period	$41,507	$61,223

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$52	$9
Cash paid for income taxes, net of refunds	1,407	85
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	—	837
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      As of April 3, 2005, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 116 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 54 limited service restaurants under the name of “Pei Wei Asian Diner.”
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending January 1, 2006.
      The consolidated balance sheet at January 2, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
      Certain prior year amounts have been reclassified to conform to current period presentation.
     Restatement
      Following a review of the Company’s lease accounting, the Company has adjusted for years and quarters ended prior to January 2, 2005, for purposes of calculating the total rental obligations, the initial lease terms of operating leases to include option renewals that are reasonably assured of being exercised. The Company has also included in the total rental obligation calculation the rent holidays related to the period before the restaurant opening date to the lease term based on possession of the premises. Using these extended terms and in some cases greater rent obligations, the Company has recorded straight-line rent from the time of possession through the lease term. Straight-line rent recorded from the date of possession through construction completion has been capitalized and included in property and equipment. The capitalized rent is amortized through depreciation and amortization expense over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our preopening period (construction completion through the restaurant open date) has been recorded to preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement. The Company has reclassified tenant improvement allowances from a contra-asset in property and equipment, net, to a long-term lease obligation in the consolidated balance sheets. The impact of tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense (or pre-opening expense during the last few weeks of the rent holiday period) in the consolidated statements of operations. Finally, tenant improvement allowance has been reclassified in the consolidated statements of cash flows by increasing capital expenditures and increasing cash provided by operating activities
     Revenue Reclassification
      The Company has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. The reclassification totaled $5.7 million for the three months ended March 28, 2004.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effects of the Company’s restatement and reclassification on previously reported Consolidated Financial Statements for to the three months ended March 28, 2004 are summarized below.
      The following table reflects the effect of the restatement and reclassification on the Consolidated Statements of Operations (in thousands):

	Three Months Ended,
	March 28, 2004

	As
	Previously	As
	Reported	Restated

Selected Statement of Operations Data:
Revenues	169,793	164,056
Operating	28,354	22,617
Occupancy	9,066	8,507
Total restaurant operating costs	139,288	132,994
General and administrative	8,728	8,709
Depreciation and amortization	5,802	6,523
Preopening expense	2,312	2,355
Income from operations	192	4
Loss before benefit from income taxes	(1,997)	(2,185)
Benefit from income taxes	1,435	1,507
Net loss	(562)	(678)
Basic net loss per share	(0.02)	(0.03)
Diluted net loss per share	(0.02)	(0.03)
      The following table reflects the effect of the restatement and reclassification on the Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended,
	March 28, 2004

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net loss	$(562)	$(678)
Depreciation and amortization	5,802	6,523
Deferred income taxes	(2,842)	(2,914)
Accrued expenses	1,905	1,851
Lease obligations	—	3,855
Net cash provided by operating activities	14,093	18,427
Capital expenditures	(16,239)	(20,573)
Net cash used in investing activities	(16,239)	(20,573)
     Modification
      Effective March 28, 2004, the Company executed a modification to all of its partnership agreements that had contained a provision permitting the Company to repurchase the partner’s interest at the capital account balance in certain circumstances. The modification changes the repurchase portion of the partnership agreements to provide that fair value is to be used for all repurchases regardless of circumstance.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25, this results in a modification of the original arrangement for accounting purposes. As a result of this modification, all unearned compensation that had not been previously amortized was expensed during the first quarter of 2004. This resulted in a charge in the first quarter of 2004 of $12.5 million which consisted of the unamortized portion of the $11.5 million of unearned compensation existing at December 28, 2003 and the unamortized portion of unearned compensation generated in the first quarter of 2004 for partners investing in our new stores prior to the modification. This charge is included in Partner Investment Expense along with the amortization of previously existing unearned compensation prior to the date of the modification.
      In addition, under FIN 44 the estimated fair value of each partnership interest modified will have to be determined at the date of the modification and the Company has completed this valuation. To the extent the fair value at the date of modification is greater than that partner’s related minority interest obligation in the Company’s consolidated financial statements, that incremental value would be charged to expense in a future period if a buy-out occurs prior to the 5-year anniversary date at which the partner would have otherwise earned the right to have their investment interest purchased by the Company at fair value.
     Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment,which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board (“APB”) 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, beginning January 2, 2006.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future as well as outstanding options not vested as of January 2, 2006. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operation cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.5 million for both three months ended March 28, 2004 and April 3, 2005.

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

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation:

	Three Months Ended

	March 28,	April 3,
	2004	2005

	(Restated)
	(In thousands, except
	per share amounts)
Net income (loss), as reported	$(678)	$10,826
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	862	1,094

Pro forma net income (loss)	$(1,540)	$9,732

Net income (loss) per share:
Basic, as reported	$(0.03)	$0.41

Basic, pro forma	$(0.06)	$0.37

Diluted, as reported	$(0.03)	$0.40

Diluted, pro forma	$(0.06)	$0.36

Weighted average shares used in computation:
Basic	25,559	26,117

Diluted	25,559	26,893

      For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of such options.

3.	Net Income (Loss) Per Share
      Net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income (loss) per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans. For the three months ended March 28, 2004, 930,000 of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. There were no anti-dilutive shares for the three months ended April 3, 2005. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei Asian Diner stock options should the fair value of such stock increase above the grant price and Pei Wei Asian Diner has a positive net worth and profitability.

4.	Credit Facility
      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. The

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company was in compliance with these restrictions and conditions as of April 3, 2005. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of April 3, 2005, although $8.1 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers compensation and general liability insurance claims. Available borrowings under the line of credit are $11.9 million as of April 3, 2005.

5.	Accrued Expenses
      Accrued expenses consist of the following:

	January 2,	April 3,
	2005	2005

	(In thousands)
Accrued payroll	$11,064	$8,859
Sales and use tax payable	4,787	4,890
Property tax payable	1,850	1,865
Accrued insurance	8,536	9,234
Income taxes payable	—	2,802
Accrued rent	2,475	1,959
Other accrued expenses	3,586	3,088

	$32,298	$32,697

6.	Segment Reporting
      The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments. Additionally, beginning in fiscal year 2005, the Company began classifying certain general and administrative expenses which benefit both the Bistro and Pei Wei within Shared Services.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents information about reportable segments:

		Shared
	Total	Services(1)	Bistro	Pei Wei

		(In thousands)
As of and for the Three Months Ended April 3, 2005:
Revenues	$194,214	$—	$163,579	$30,635
Income (loss) before (provision for) benefit from income taxes	16,039	(4,701)	18,839	1,901
Capital expenditures	16,258	149	12,814	3,295
Total assets	395,430	424	350,962	44,044
Goodwill	6,819	—	6,566	253
Depreciation and amortization	8,134	149	6,679	1,306
As of and for the Three Months Ended March 28, 2004, as restated:
Revenues	$164,056		$144,800	$19,256
Income (loss) before (provision for) benefit from income taxes	(2,185)		(655)	(1,530)
Capital expenditures	20,573		15,757	4,816
Total assets	315,866		283,753	32,113
Goodwill	6,819		6,566	253
Depreciation and amortization	6,523		5,652	871

(1)	The Company did not segregate “Shared Services” during fiscal year 2004.

7.	Income Tax Liability Reduction
      At March 28, 2004 and April 3, 2005, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for both three months ended March 28, 2004 and April 3, 2005, the Company recorded a $0.5 million increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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
      This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 2, 2005 contained in our 2004 Annual Report on Form 10-K.
      The following section contains forward-looking statements which involve risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. P.F. Chang’s actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, including the impact of partnership investment expense on those results, changes in food costs and the other risks described under the caption “Risk Factors.” Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Overview
      As of April 3, 2005, we owned and operated 116 full service restaurants, or Bistros, that feature a blend of high-quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
      As of April 3, 2005, we also owned and operated 54 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
      We intend to open 18 new Bistros by the end of 2005, two of which were open by the end of the first quarter of 2005. We will continue our development in existing markets and plan to enter six new markets in 2005. We have signed lease agreements for all of our new Bistros planned for fiscal 2005. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.9 million per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $365,000 per restaurant.
      We also intend to open 26 new Pei Weis by the end of 2005, one of which was open by the end of the first quarter of 2005. We will continue our development in existing markets and are entering five new markets in 2005. We have signed leases for all of our new Pei Weis planned for fiscal 2005. Our Pei Wei restaurants are generally 3,000 to 3,300 square feet in size and require an average total cash investment of approximately $780,000 and total invested capital of approximately $1.4 million per restaurant. Preopening expenses for Pei Weis are expected to total approximately $115,000 per restaurant.
Results of Operations
      The following table sets forth certain unaudited quarterly information for the three months ended March 28, 2004 and April 3, 2005, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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
Results for the three months ended March 28, 2004 and April 3, 2005

	Three Months Ended

	March 28, 2004 (1) (2)			April 3, 2005 (3)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues (in thousands)	$164,056	$144,800	$19,256	$194,214	$163,579	$30,635
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.6%	28.5%	29.2%	27.8%	27.7%	28.3%
Labor	33.3	33.3	33.1	32.6	32.7	32.5
Partner bonus expense, imputed	0.2	0.2	0.1	0.2	0.3	0.1
Operating	13.8	13.7	14.4	14.6	14.5	15.2
Occupancy	5.2	5.0	6.2	5.3	5.2	5.9

Total restaurant operating costs	81.1	80.8	83.1	80.6	80.3	82.0
General and administrative(3)	5.3	5.0	7.4	5.2	2.3	5.0
Depreciation and amortization(3)	4.0	3.9	4.5	4.2	4.1	4.3
Preopening expense	1.4	1.2	3.1	0.7	0.6	1.2
Partner investment expense	8.2	8.1	8.8	0.1	0.1	0.2

Income (loss) from operations	0.0	0.9	(7.0)	9.2	12.6	7.3
Interest and other income, net(3)	0.1	0.1	0.0	0.2	0.1	0.0
Minority interest	(1.4)	(1.4)	(1.0)	(1.2)	(1.2)	(1.1)

Income (loss) before provision for income taxes	(1.3)	(0.5)%	(7.9)%	8.3	11.5%	6.2%

(Provision for) benefit from income taxes	0.9			(2.7)

Net income (loss)	(0.4)%			5.6%

Certain percentage amounts do not sum to total due to rounding.

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in Occupancy, General and administrative, Preopening and Depreciation expenses for all previous periods presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.

(2)	P.F. Chang’s has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 1 to our consolidated financial statements.

(3)	Shared Services expenses are included in the consolidated percentage of sales calculation for 2005 only.

Revenues
      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $30.1 million, or 18.4%, to $194.2 million for the three months ended April 3, 2005 from $164.1 million for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Revenues increased by $18.8 million at our Bistro restaurants. This increase was attributable to revenues of $1.4 million generated by new restaurants opened in 2005, a $14.4 million increase in revenues in 2005 for restaurants that opened subsequent to March 28, 2004, and a $3.0 million increase in revenues for restaurants that opened before March 28, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and price increases implemented in both the second and fourth quarters of 2004.

Pei Wei: Revenues increased by $11.3 million at our Pei Wei restaurants. The increase was attributable to revenues of $0.4 million generated by new restaurants opened in 2005, an $8.4 million increase in revenues in 2005 for restaurants that opened subsequent to March 28, 2004 and a $2.5 million increase in revenues for restaurants that opened before March 28, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented during the second quarter of 2004.
     Costs and Expenses
      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $7.1 million, or 15.2%, to $54.0 million for the three months ended April 3, 2005 from $46.9 million for the three months ended March 28, 2004. Cost of sales decreased as a percentage of revenues to 27.8% for the three months ended April 3, 2005 from 28.6% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.7% for the three months ended April 3, 2005 from 28.5% for the three months ended March 28, 2004. The decrease was primarily the result of lower seafood, poultry and produce prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.3% for the three months ended April 3, 2005 from 29.2% for the three months ended March 28, 2004. This decrease was attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood, poultry and produce prices.
      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $8.8 million, or 16.1%, to $63.4 million for the three months ended April 3, 2005 from $54.6 million for the three months ended March 28, 2004. Labor expenses decreased as a percentage of revenues to 32.6% for the three months ended April 3, 2005 from 33.3% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 32.7% for the three months ended April 3, 2005 from 33.3% for the three months ended March 28, 2004. This decrease was mostly due to improvements in hourly labor management, offset by increased incentive accruals due to higher operating profit percentage, which is the basis for the bonus calculation, during the quarter ended April 3, 2005 compared to the quarter ended March 28, 2004.

Pei Wei: As a percentage of revenues, labor expenses decreased as a percentage of sales at Pei Wei to 32.5% for the three months ended April 3, 2005 from 33.1% for the three months ended March 28,

2004. This decrease was primarily due to improvement in labor efficiencies in our newer units as well as the reduced impact of newer restaurants on our expanding revenue base.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed increased by $0.1 million or 23.3%, to $0.5 million for the three months ended April 3, 2005 from $0.4 million for the three months ended March 28, 2004. Partner bonus expense, imputed as a percentage of revenues was 0.2% for the three months ended April 3, 2005 and for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed at the Bistro remained consistent at $0.4 million for the three months ended April 3, 2005 and for the three months ended March 28, 2004. Partner bonus expense increased due to additional partners for stores opening during 2004, as well as increased operating profit percentage, which is the basis for this bonus calculation, on a year-over-year basis, but was offset by a decrease in the number of partners resulting from partner buyouts occurring during the three months ending April 3, 2005.

Pei Wei: At Pei Wei, partner bonus expense, imputed increased nominally to approximately $35,000 for the three months ended April 3, 2005 from approximately $28,000 for the three months ended March 28, 2004. This increase is primarily the result of higher operating profit percentage, which is the basis for the bonus calculation, during the quarter ended April 3, 2005, compared to the quarter ended March 28, 2004.
      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $5.8 million, or 25.4%, to $28.4 million for the three months ended April 3, 2005 from $22.6 million for the three months ended March 28, 2004. Operating expenses increased as a percentage of revenues to 14.6% for the three months ended April 3, 2005 from 13.8% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.5% for the three months ended April 3, 2005 from 13.7% for the three months ended March 28, 2004. This increase was primarily due to higher utility costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.2% for the three months ended April 3, 2005 from 14.4% for the three months ended March 28, 2004. This increase was primarily due to higher utility costs as well as higher repair and maintenance expenses and higher take-out supplies costs.
      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.8 million, or 20.8%, to $10.3 million for the three months ended April 3, 2005 from $8.5 million for the three months ended March 28, 2004. Occupancy costs as a percentage of revenues was 5.3% for the three months ended April 3, 2005 and 5.2% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.2% for the three months ended April 3, 2005 from 5.0% for the three months ended March 28, 2004, primarily as a result of slightly higher property tax expense.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues decreased to 5.9% for the three months ended April 3, 2005 from 6.2% for the three months ended March 28, 2004. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature.
      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses which include costs associated with supporting Bistro, Pei Wei and Shared Services increased by $1.4 million to $10.1 million for the three months ended April 3, 2005 from $8.7 million for the three months ended March 28, 2004. Consolidated general and administrative expenses as a percentage of revenues was 5.2% for the three months ended April 3, 2005 and 5.3% for the three months ended March 28, 2004. The dollar increase was due primarily to a $1.9 million increase in compensation and benefits related to the addition of corporate management personnel offset by a $0.8 million decrease related to legal fees associated with the settlement of our California litigation in the first quarter of 2004.
      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and losses on disposals of property and equipment. Consolidated depreciation and amortization increased by $1.6 million, or 24.7%, to $8.1 million for the three months ended April 3, 2005 from $6.5 million for the three months ended March 28, 2004. Depreciation and amortization increased as a percentage of sales to 4.2% for the three months ended April 3, 2005 from 4.0% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased $1.0 million to $6.7 million for the three months ended April 3, 2005 from $5.7 million for the three months ended March 28, 2004, and increased as a percentage of revenues to 4.1% for the three months ended April 3, 2005 from 3.9% for the three months ended March 28, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to March 28, 2004 totaling $0.7 million for the three months ended April 3, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the first quarter of 2004.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.5 million to $1.3 million for the three months ended April 3, 2005 from $0.8 million for the three months ended March 28, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to March 28, 2004 totaling $0.4 million for the three months ended April 3, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the first quarter of 2004.
      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses for the three months ended April 3, 2005 decreased by $1.1 million to $1.3 million from $2.4 million for the three months ended March 28, 2004. Preopening expenses decreased as a percentage of revenues to 0.7% for the three months ended April 3, 2005 from 1.4% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Preopening expenses decreased by $0.8 million to $1.0 million for the three months ended April 3, 2005 from $1.8 million for the three months ended March 28, 2004. The decrease in preopening costs is primarily a result of the opening of two restaurants in the first quarter 2005 as compared to the opening of six restaurants in the first quarter of 2004, offset by costs associated with two restaurants which opened in the second quarter of 2004 compared to five restaurants scheduled to open in the second quarter of 2005.

Pei Wei: Preopening expenses decreased by $0.3 million to $0.3 million for the three months ended April 3, 2005 from $0.6 million for the three months ended March 28, 2004. This decrease was primarily due to the opening of one new Pei Wei in the first quarter of 2005 as compared to the opening of five new Pei Weis in the first quarter of 2004, offset by higher costs associated with restaurants scheduled to open in new markets during 2005.
      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five-year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consolidated partner investment expense for the three months ended April 3, 2005 was $0.3 million and $13.5 million for the three months ended March 28, 2004. Partner investment expense decreased as a percentage of revenues to 0.1% for the three months ended April 3, 2005 from 8.2% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $11.6 million to $0.2 million for the three months ended April 3, 2005 from $11.8 million for the three months ended March 28, 2004. The decrease was primarily the result of the recognition of $10.9 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operation agreements during first quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei decreased by $1.6 million to $0.1 million for the three months ended April 3, 2005 from $1.7 million for the three months ended March 28, 2004. The decrease was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of the modification of our operating agreements during first quarter of 2004.
     Interest and Other Income, Net
      Consolidated net interest and other income increased to $0.5 million for the three months ended April 3, 2005 from $0.1 million during the three months ended March 28, 2004. Consolidated net interest and other income increased as a percentage of sales to 0.2% for the three months ended April 3, 2005 from 0.1% for the three months ended March 28, 2004. The increase was due primarily to increased earnings on cash reserves for the three months ended April 3, 2005, as compared to the three months ended March 28, 2004.
     Minority Interest
      Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest remained consistent at $2.3 million for the three months ended April 3, 2005 and for the three months ended March 28, 2004, and decreased as a percentage of revenues to 1.2% for the three months ended April 3, 2005 from 1.4% for the three months ended March 28, 2004. Each segment contributed as follows:

Bistro: Minority interest at the Bistro decreased slightly as a percentage of revenues to 1.2% for the three months ended April 3, 2005 from 1.4% for the three months ended March 28, 2004. The decrease was primarily due to partner buyouts occurring during the three months ended April 3, 2005.

Pei Wei: Minority interest at Pei Wei increased as a percentage of revenues to 1.1% for the three months ended April 3, 2005 from 1.0% for the three months ended March 28, 2004 due to an increase in operating profit on a year over year basis.

Provision for Income Taxes
      Our effective tax rate for the three months ended April 3, 2005 was 32.5%. For the three months ended March 28, 2004, we had an income tax benefit of $1.5 million, despite having a loss before income tax of $2.2 million. In accordance with APB 28, Interim Financial Reporting, the Company is to estimate its effective tax rate for the entire year and apply it to interim operating results. When a significant unusual charge occurs, such as the $12.5 million charge during this quarter relating to the modification of our partnership agreements, the income tax effect for such a charge is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the three months ended March 28, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charge relating to the modification, and applying a rate of 38.5% to the charge relating to the modification. The income tax rates for the three months ended April 3, 2005 and March 28, 2004 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Liquidity and Capital Resources
      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $16.0 million and $18.4 million for the three months ended April 3, 2005 and March 28, 2004, respectively. Net cash provided by operating activities exceeded net income for the three months ended April 3, 2005 due principally to the effect of minority interest, depreciation and amortization and the decrease in accrued expenses, partially offset by increases in unearned revenue, lease obligation and accounts payable. Net cash provided by operating activities exceeded net income for the three months ended March 28, 2004 due principally to partner investment expense, minority interest and depreciation and amortization offset by an increase in prepaids and lease obligations and a decrease in unearned revenue and accounts payable.
      We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the three months ended April 3, 2005 and March 28, 2004 was $20.1 million and $20.6 million, respectively. Investing activities primarily related to capital expenditures in both periods. In the three months ended April 3, 2005, investing activities also included the purchase of minority interests for $3.9 million. We intend to open 18 new Bistros in 2005, two of which were open as of April 3, 2005. We also intend to open 26 new Pei Wei restaurants in 2005, one of which was open as of April 3, 2005. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. Preopening expenses are expected to average approximately $360,000 per Bistro restaurant, which excludes non-cash rent expense. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $780,000 and will incur preopening costs of approximately $110,000, which excludes non-cash rent expense. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
      Net cash used in financing activities for the three months ended April 3, 2005 was $1.0 million compared to $1.8 million for the three months ended March 28, 2004. Financing activities in the first three months of 2004 and the first three months of 2003 both consisted of distributions to minority partners offset by proceeds from stock options exercised and employee stock purchases. In the three months ended March 28, 2004, financing activities also included repayment of debt.
      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of April 3, 2005. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of April 3, 2005, although $8.1 million is committed for the issuance of letters of credit which are required by insurance companies for our workers compensation and general liability insurance policies.
      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2005. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all. Total capital expenditures for 2005, including build-out costs associated with our new corporate office building, are anticipated to be approximately $75 million.
      As of April 3, 2005, there were 193 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the three months ended April 3, 2005, we purchased four interests in their entirety, seven partial interests and declined to purchase six interests of minority partners that had reached their five-year threshold period and were available for purchase. These purchases totaled approximately $10.9 million. Of the total purchase price, approximately $3.9 million was paid in cash, while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at April 3, 2005. During the remainder of 2005, we will have the opportunity to purchase 14 additional partnership interests. If all of these interests are purchased in their entirety, the total purchase price would approximate $7.0 million to $9.0 million based upon the estimated fair value of the respective interests at April 3, 2005. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from April 3, 2005 through the date of purchase. If all of these interests are purchased by P.F. Chang’s during the remainder of 2005, the estimated financial impact would be an increase to earnings per share of $0.02 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
Critical Accounting Policies
      Our most critical accounting policies, which are those that require significant judgment include: lease obligation, partnership structure, impairment of long-lived assets, self-insurance and income taxes. A more in-depth description of these can be found in our most recent Form 10-K, filed on April 1, 2005.
Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.
      We operated 116 full service, or Bistro, restaurants and 54 limited service, or Pei Wei, restaurants, as of April 3, 2005, 30 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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
      Each of our full service and limited service restaurant is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

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
      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 170 restaurants as of April 3, 2005. We expect to open 18 Bistros and 26 Pei Wei restaurants in 2005. Our ability to expand successfully will depend on a number of factors, including:

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
      Our country’s economic condition affects our customers’ levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks on the United States and possible future terrorist attacks may exacerbate current economic conditions and lead to weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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
      Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method will likely have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our financial results may also fluctuate significantly as a result of recent changes in how we account for certain aspects of our partnership program.
      As is more fully described in Note 1 to our consolidated financial statements as of December 28, 2003, we revised our accounting method for certain aspects of our partnership program. The most significant change that affects future operating results relates to non-cash charges to expense for the excess of the imputed fair value of partner investments over the amount paid by our partners. These amounts are now recorded as the partnership interests are effective, which is typically when new stores open. The timing and volume of restaurant openings, the extent to which eligible persons elect to invest and the effective dates of their partnership interests, and the determination of the related fair value of the investment will create fluctuations in our operating results.
      For the reasons noted above, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, our results of operations may be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.
      The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service, casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.
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
      We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	the environment;

•	building construction;

•	zoning requirements;

•	the preparation and sale of food and alcoholic beverages; and

•	employment.
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
      Many of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in California and receive compensation equal to the California minimum wage, which rose from $6.25 per hour effective January 1, 2001 to $6.75 per hour effective January 1, 2002. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage or the minimum subject to other jurisdictions will be increased in the near future. These minimum wage increases may have a material adverse effect on P.F. Chang’s business, financial condition, results of operations or cash flows.

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
      We are from time to time the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability (See Item 1 of this Form 10-Q).
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
      We believe that the market risk associated with our market risk sensitive instruments as of April 3, 2005 is not material, and therefore, disclosure is not required.

Item 4.	Controls and Procedures
      Disclosure Controls and Procedures — In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In conducting this evaluation, management reviewed our lease accounting practices in light of recent guidance from the SEC on such accounting practices. As a result of this review, management concluded that our previously established lease accounting practices were not appropriate and determined that our occupancy expense, depreciation and amortization expense, property and equipment and lease obligations over the last several years had been misstated. Accordingly, the Company decided to restate certain of its previously issued financial statements to reflect the correction in its lease accounting. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 2, 2005. We subsequently remediated this deficiency in our disclosure controls and procedures by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our lease accounting practices. After these remedial measures and a re-evaluation of the effectiveness and design of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls were effective as of the end of the period covered by this report.
      Changes In Internal Control Over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). During the assessment of our internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K, management determined that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting our lease accounting practices were insufficient as of January 2, 2005 and, as a result, determined to restate certain of our previously issued financial statements to reflect the correction in lease accounting practices. Management further concluded that this control deficiency represented a material weakness in the Company’s internal control over financial reporting. To remediate the material weakness in our internal control over financial reporting, we implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices during the first quarter of 2005. Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

Exhibit
Number	Description Document

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

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

Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer
Date: April 27, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998.
10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.
†10	.13(5)	1999 Nonstatutory Stock Option Plan.
10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.
10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company dated August 3, 2002.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company dated August 2, 2002.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company dated August 6, 2002.
10	.21(8)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
†10	.23(10)	Key Employee Stock Purchase Plan and forms of Agreement there under.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 12, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.