Form 10-Q
period 2005-07-03
P F CHANGS CHINA BISTRO INC
filed 2005-07-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

or

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
      As of July 3, 2005, there were outstanding 26,295,346 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	January 2,	July 3,
	2005	2005

	(Note 1)	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,409	$34,060
Short-term investments	5,000	30,192
Inventories	2,951	3,021
Prepaids and other current assets	9,874	11,854

Total current assets	84,234	79,127
Property and equipment, net	280,641	310,612
Deferred income tax assets	3,755	2,220
Goodwill	6,819	6,819
Other assets	8,066	14,931

Total assets	$383,515	$413,709

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,013	$8,635
Construction payable	3,899	6,234
Accrued expenses	32,298	35,392
Unearned revenue	12,459	9,034
Current portion of long-term debt, including $198,000 and $3,683,000 due to related parties at January 2, 2005 and July 3, 2005, respectively	613	4,164

Total current liabilities	63,282	63,459
Long-term debt, including $62,000 and $3,608,000 due to related parties at January 2, 2005 and July 3, 2005, respectively	545	4,158
Deferred rent	43,936	46,956
Minority interests	30,795	27,279
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,067,507 shares issued and outstanding at January 2, 2005 and 26,295,346 at July 3, 2005	26	26
Additional paid-in capital	154,210	161,032
Retained earnings	90,721	110,799

Total common stockholders’ equity	244,957	271,857

Total liabilities and common stockholders’ equity	$383,515	$413,709

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended

	June 27,	July 3,	June 27,	July 3,
	2004	2005	2004	2005

	(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share)
Revenues	$169,602	$198,056	$333,658	$392,270
Costs and expenses:
Restaurant operating costs:
Cost of sales	47,866	54,493	94,726	108,475
Labor	56,485	64,636	111,117	128,040
Partner bonus expense, imputed	409	470	787	936
Operating	23,711	29,634	46,328	57,998
Occupancy	8,998	10,767	17,505	21,041

Total restaurant operating costs	137,469	160,000	270,463	316,490
General and administrative	8,294	10,025	17,003	20,151
Depreciation and amortization	6,986	8,519	13,509	16,653
Preopening expense	1,366	2,496	3,721	3,830
Partner investment expense	910	1,581	14,381	1,854

Income from operations	14,577	15,435	14,581	33,292
Interest and other income, net	56	447	147	905

Income before minority interest and provision for income taxes	14,633	15,882	14,728	34,197
Minority interest	(2,393)	(2,176)	(4,673)	(4,452)

Income before provision for income taxes	12,240	13,706	10,055	29,745
Provision for income taxes	(3,844)	(4,454)	(2,337)	(9,667)

Net income	$8,396	$9,252	$7,718	$20,078

Net income per share:
Basic	$0.33	$0.35	$0.30	$0.77

Diluted	$0.32	$0.34	$0.29	$0.75

Weighted average shares used in computation:
Basic	25,605	26,221	25,582	26,169

Diluted	26,475	26,977	26,462	26,935

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 27,	July 3,
	2004	2005

	(Restated)	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$7,718	$20,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,509	16,653
Partner investment expense	14,381	1,854
Partner bonus expense, imputed	787	936
Deferred income taxes	(3,191)	1,535
Tax benefit from disqualifying stock option dispositions credited to equity	858	2,371
Minority interest	4,673	4,452
Changes in operating assets and liabilities:
Inventories	(299)	(70)
Prepaids and other current assets	(1,343)	(1,988)
Other assets	(328)	(667)
Accounts payable	(1,666)	(5,378)
Accrued expenses	1,832	3,094
Deferred rent	4,771	3,020
Unearned revenue	(2,596)	(3,425)

Net cash provided by operating activities	39,106	42,465
Investing Activities:
Capital expenditures	(34,949)	(44,000)
Purchase of minority interests	—	(4,320)
Net purchases of investments	—	(25,192)

Net cash used in investing activities	(34,949)	(73,512)
Financing Activities:
Repayments of long-term debt	(1,218)	(62)
Proceeds from stock options exercised and employee stock purchases	2,328	4,451
Proceeds from minority investors’ contributions	543	430
Distributions to minority members and partners	(5,458)	(6,121)

Net cash used in financing activities	(3,805)	(1,302)

Net increase (decrease) in cash and cash equivalents	352	(32,349)
Cash and cash equivalents at the beginning of the period	45,478	66,409

Cash and cash equivalents at the end of the period	$45,830	$34,060

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54	$35
Cash paid for income taxes, net of refunds	6,917	5,944
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	—	2,165
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      As of July 3, 2005, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 121 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 61 limited service restaurants under the name of “Pei Wei Asian Diner.”
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending January 1, 2006.
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

Restatement
      Following a review of the Company’s lease accounting, the Company has adjusted for the three and six-months ended June 27, 2004, for purposes of calculating the total rental obligations, the initial lease terms of operating leases to include option renewals that are reasonably assured of being exercised. The Company has also included in the total rental obligation calculation the rent holidays related to the period before the restaurant opening date to the lease term based on possession of the premises. Using these extended terms and, in some cases, greater rent obligations, the Company has recorded straight-line rent from the time of possession through the lease term. Straight-line rent recorded from the date of possession through construction completion has been capitalized and included in property and equipment. The capitalized rent is amortized through depreciation and amortization expense over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our preopening period (construction completion through the restaurant open date) has been recorded to preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement. The Company has reclassified tenant improvement allowances from a contra-asset in property and equipment, net, to a long-term deferred rent in the consolidated balance sheets. The impact of tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense (or pre-opening expense during the last few weeks of the rent holiday period) in the consolidated statements of income. Finally, tenant improvement allowance has been reclassified in the consolidated statements of cash flows by increasing capital expenditures and increasing cash provided by operating activities.

Revenue Reclassification
      The Company has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts. This reclassification has no effect on net income. The total amount reclassified is reflected as a reduction of operating expenses and a corresponding reduction of revenues in the same amount in each period affected. The reclassification totaled $5.7 million and $11.5 million for the three and six months ended June 27, 2004, respectively.
      The effects of the Company’s restatement and reclassification on previously reported Consolidated Financial Statements for the three and six months ended June 27, 2004 are summarized below.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the effect of the restatement and reclassification on the Consolidated Statements of Income (in thousands):

	Three Months Ended,		Six Months Ended,
	June 27, 2004		June 27, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Selected Statement of Income Data:
Revenues	$175,336	169,602	$345,129	333,658
Operating	29,446	23,711	57,800	46,328
Occupancy	9,603	8,998	18,669	17,505
Total restaurant operating costs	143,808	137,469	283,096	270,463
General and administrative	8,313	8,294	17,042	17,003
Depreciation and amortization	6,213	6,986	12,015	13,509
Preopening expense	1,339	1,366	3,651	3,721
Income from operations	14,753	14,577	14,944	14,581
Income before provision for income taxes	12,416	12,240	10,418	10,055
Provision for income taxes	(3,911)	(3,844)	(2,476)	(2,337)
Net income	8,505	8,396	7,942	7,718
Basic net income per share	0.33	0.33	0.31	0.30
Diluted net income per share	0.32	0.32	0.30	0.29
      The following table reflects the effect of the restatement and reclassification on the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended,
	June 27, 2004

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net income	$7,942	$7,718
Depreciation and amortization	12,015	13,509
Deferred income taxes	(3,052)	(3,191)
Accrued expenses	1,939	1,832
Deferred rent	—	4,771
Net cash provided by operating activities	33,310	39,106
Capital expenditures	(29,154)	(34,949)
Net cash used in investing activities	(29,154)	(34,949)

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
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future as well as outstanding options not vested as of January 2, 2006. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.9 million and $2.4 million for the six months ended June 27, 2004 and July 3, 2005, respectively.

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

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the effect on net income and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 27,	July 3,	June 27,	July 3,
	2004	2005	2004	2005

	(Restated)		(Restated)
Net income, as reported	$8,396	$9,252	$7,718	$20,078
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	2,042	1,698	2,904	2,792

Pro forma net income	$6,354	$7,554	$4,814	$17,286

Net income per share:
Basic, as reported	$0.33	$0.35	$0.30	$0.77

Basic, pro forma	$0.25	$0.29	$0.19	$0.66

Diluted, as reported	$0.32	$0.34	$0.29	$0.75

Diluted, pro forma	$0.24	$0.28	$0.18	$0.64

Weighted average shares used in computation:
Basic	25,605	26,221	25,582	26,169

Diluted	26,475	26,977	26,462	26,935

      For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of such options.

3.	Net Income Per Share
      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans. For the three months ended June 27, 2004 and July 3, 2005, 122,663 and 3,000, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended June 27, 2004 and July 3, 2005, 82,049 and 35,500, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei Asian Diner stock options should the fair value of such stock increase above the grant price and Pei Wei Asian Diner have a positive net worth and profitability.

4.	Credit Facility
      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. The

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company was in compliance with these restrictions and conditions as of July 3, 2005. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of July 3, 2005, although $8.1 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers’ compensation and general liability insurance claims. Available borrowings under the line of credit are $11.9 million as of July 3, 2005.

5.	Accrued Expenses
      Accrued expenses consist of the following:

	January 2,	July 3,
	2005	2005

	(In thousands)
Accrued payroll	$11,064	$11,227
Sales and use tax payable	4,787	4,283
Property tax payable	1,850	2,141
Accrued insurance	8,536	10,332
Accrued rent	2,475	2,953
Other accrued expenses	3,586	4,456

	$32,298	$35,392

6.	Segment Reporting
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
      The table below presents information about reportable segments:

		Shared
	Total	Services(1)	Bistro	Pei Wei

	(In thousands)
For the Three Months Ended July 3, 2005:
Revenues	$198,056	$—	$166,418	$31,638
Income (loss) before provision for income taxes	13,706	(4,628)	17,881	453
Capital expenditures	27,742	3,549	17,866	6,327
Depreciation and amortization	8,519	142	7,033	1,344
For the Three Months Ended June 27, 2004, as restated:
Revenues	$169,602		$147,210	$22,392
Income (loss) before provision for income taxes	12,240		12,330	(90)
Capital expenditures	14,376		10,668	3,708
Depreciation and amortization	6,986		5,931	1,055

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Shared
	Total	Services(1)	Bistro	Pei Wei

	(In thousands)
For the Six Months Ended July 3, 2005:
Revenues	$392,270	$—	$329,997	$62,273
Income (loss) before provision for income taxes	29,745	(9,329)	36,720	2,354
Capital expenditures	44,000	3,698	30,680	9,622
Depreciation and amortization	16,653	291	13,712	2,650
For the Six Months Ended June 27, 2004, as restated:
Revenues	$333,658		$292,010	$41,648
Income (loss) before provision for income taxes	10,055		11,675	(1,620)
Capital expenditures	34,949		26,425	8,524
Depreciation and amortization	13,509		11,583	1,926
As of July 3, 2005:
Total assets	$413,709	$15,541	$348,648	$49,520
Goodwill	6,819	—	6,566	253
As of January 2, 2005:
Total assets	$383,515		$341,374	$42,141
Goodwill	6,819		6,566	253

(1)	The Company did not segregate “Shared Services” during fiscal year 2004.

7.	Income Tax Liability Reduction
      At June 27, 2004 and July 3, 2005, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the six months ended June 27, 2004 and July 3, 2005, the Company recorded a $0.9 million and $2.4 million, respectively, increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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
Overview
      As of July 3, 2005, we owned and operated 121 full service restaurants, or Bistros, that feature a blend of high-quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
      As of July 3, 2005, we also owned and operated 61 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
      We intend to open 18 new Bistros by the end of 2005, seven of which were open by the end of the second quarter of 2005. We will continue our development in existing markets and plan to enter six new markets in 2005. We have signed lease agreements for all of our new Bistros planned for fiscal 2005. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.9 million per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to continue to average approximately $365,000 per restaurant.
      We also intend to open 24 new Pei Weis by the end of 2005, eight of which were open by the end of the second quarter of 2005. We will continue our development in existing markets and are entering five new markets in 2005. We have signed leases for all of our new Pei Weis planned for fiscal 2005. Our Pei Wei restaurants are generally 3,000 to 3,300 square feet in size and require an average total cash investment of approximately $780,000 and total invested capital of approximately $1.4 million per restaurant. Preopening expenses for Pei Weis are expected to continue to total approximately $115,000 per restaurant.
Results of Operations
      The following table sets forth certain unaudited quarterly information for the three and six months ended June 27, 2004 and July 3, 2005, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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
Results for the three months ended June 27, 2004 and July 3, 2005

	Three Months Ended

	June 27, 2004(1)(2)			July 3, 2005(3)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues (in thousands)	$169,602	$147,210	$22,392	$198,056	$166,418	$31,638
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.2%	28.1%	28.9%	27.5%	27.5%	27.7%
Labor	33.3	33.3	33.2	32.6	32.5	33.4
Partner bonus expense, imputed	0.2	0.3	0.1	0.2	0.3	0.1
Operating	14.0	13.8	15.1	15.0	14.7	16.5
Occupancy	5.3	5.2	6.2	5.4	5.3	6.0

Total restaurant operating costs	81.1	80.7	83.4	80.8	80.2	83.6
General and administrative(3)	4.9	4.6	7.1	5.1	2.1	5.3
Depreciation and amortization(3)	4.1	4.0	4.7	4.3	4.2	4.2
Preopening expense	0.8	0.5	2.6	1.3	0.9	3.0
Partner investment expense	0.5	0.4	1.6	0.8	0.7	1.4

Income from operations	8.6	9.8	0.5	7.8	11.9	2.3
Interest and other income, net(3)	0.0	0.0	0.0	0.2	0.0	0.0
Minority interest	(1.4)	(1.5)	(0.9)	(1.1)	(1.1)	(0.9)

Income (loss) before provision for income taxes	7.2	8.4%	(0.4)%	6.9	10.7%	1.4%

Provision for income taxes	(2.3)			(2.2)

Net income	5.0%			4.7%

      Certain percentage amounts do not sum to total due to rounding.

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in occupancy, general and administrative, preopening and depreciation expenses for all previous periods presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.

(2)	P.F. Chang’s has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 1 to our consolidated financial statements.

(3)	Shared Services’ expenses are included in the consolidated percentage of sales calculation for 2005 only.

Revenues
      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $28.5 million, or 16.8%, to $198.1 million for the three months ended July 3, 2005 from $169.6 million for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Revenues increased by $19.2 million at our Bistro restaurants. This increase was attributable to revenues of $5.8 million generated by new restaurants opened in 2005, a $12.1 million increase in revenues in 2005 for restaurants that opened subsequent to June 27, 2004, and a $1.3 million increase in revenues for restaurants that opened before June 27, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and price increases implemented in the fourth quarter of 2004.

Pei Wei: Revenues increased by $9.2 million at our Pei Wei restaurants. The increase was attributable to revenues of $2.3 million generated by new restaurants opened in 2005, a $4.8 million increase in revenues in 2005 for restaurants that opened subsequent to June 27, 2004 and a $2.1 million increase in revenues for restaurants that opened before June 27, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented during the second quarter of 2004.

Costs and Expenses
      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $6.6 million, or 13.8%, to $54.5 million for the three months ended July 3, 2005 from $47.9 million for the three months ended June 27, 2004. Cost of sales decreased as a percentage of revenues to 27.5% for the three months ended July 3, 2005 from 28.2% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.5% for the three months ended July 3, 2005 from 28.1% for the three months ended June 27, 2004. The decrease was primarily the result of lower poultry and dry food prices partially offset by higher produce prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 27.7% for the three months ended July 3, 2005 from 28.9% for the three months ended June 27, 2004. This decrease was attributable to improved purchasing efficiencies associated with a more mature store base as well as lower poultry and dry food prices partially offset by higher produce prices.
      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $8.1 million, or 14.4%, to $64.6 million for the three months ended July 3, 2005 from $56.5 million for the three months ended June 27, 2004. Labor expenses decreased as a percentage of revenues to 32.6% for the three months ended July 3, 2005 from 33.3% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 32.5% for the three months ended July 3, 2005 from 33.3% for the three months ended June 27, 2004. This decrease was mostly due to improvements in hourly labor management as well as lower health insurance costs during the quarter ended July 3, 2005 compared to the quarter ended June 27, 2004.

Pei Wei: As a percentage of revenues, labor expenses increased as a percentage of sales at Pei Wei to 33.4% for the three months ended July 3, 2005 from 33.2% for the three months ended June 27, 2004. This increase was primarily due to labor costs associated with new openings.

      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed, increased by $0.1 million or 14.9%, to $0.5 million for the three months ended July 3, 2005 from $0.4 million for the three months ended June 27, 2004. Partner bonus expense, imputed, as a percentage of revenues was 0.2% for both three months ended July 3, 2005 and June 27, 2004. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed, at the Bistro increased to $0.5 million for the three months ended July 3, 2005 from $0.4 million for the three months ended June 27, 2004. Partner bonus expense increased due to additional partners for stores opening during 2004 and 2005, partially offset by a decrease in the number of partners resulting from partner buyouts occurring during the second half of 2004 and the first half of 2005.

Pei Wei: At Pei Wei, partner bonus expense, imputed, increased nominally as expected to approximately $29,000 for the three months ended July 3, 2005 from approximately $27,000 for the three months ended June 27, 2004.
      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $5.9 million, or 25.0%, to $29.6 million for the three months ended July 3, 2005 from $23.7 million for the three months ended June 27, 2004. Operating expenses increased as a percentage of revenues to 15.0% for the three months ended July 3, 2005 from 14.0% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.7% for the three months ended July 3, 2005 from 13.8% for the three months ended June 27, 2004. This increase was primarily due to higher utility and repairs and maintenance costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.5% for the three months ended July 3, 2005 from 15.1% for the three months ended June 27, 2004. This increase was primarily due to higher utility costs as well as higher repair and maintenance expenses and higher take-out supplies costs.
      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.8 million, or 19.7%, to $10.8 million for the three months ended July 3, 2005 from $9.0 million for the three months ended June 27, 2004. Occupancy costs as a percentage of revenues was 5.4% for the three months ended July 3, 2005 and 5.3% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.3% for the three months ended July 3, 2005 from 5.2% for the three months ended June 27, 2004, primarily as a result of slightly higher property tax expense.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues decreased to 6.0% for the three months ended July 3, 2005 from 6.2% for the three months ended June 27, 2004. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature.
      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses which include costs associated with Bistro, Pei Wei and Shared Services increased by $1.7 million to $10.0 million for the three months ended July 3, 2005 from $8.3 million for the three months ended June 27, 2004. Consolidated general and administrative expenses as a percentage of revenues was 5.1% for the three months ended July 3, 2005 and 4.9% for the three months ended June 27, 2004. The dollar increase was due primarily to a $1.3 million increase in compensation and benefits related to the addition of corporate management personnel.
      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and losses on disposals of property and equipment. Consolidated depreciation and amortization increased by $1.5 million, or 21.9%, to $8.5 million for the three months ended July 3, 2005 from $7.0 million for the three months ended June 27, 2004. Depreciation and amortization increased as a percentage of sales to 4.3% for the three months ended July 3, 2005 from 4.1% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased $1.1 million to $7.0 million for the three months ended July 3, 2005 from $5.9 million for the three months ended June 27, 2004, and increased as a percentage of revenues to 4.2% for the three months ended July 3, 2005 from 4.0% for the three months ended June 27, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to June 27, 2004 totaling $0.9 million for the three months ended July 3, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2004.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.2 million to $1.3 million for the three months ended July 3, 2005 from $1.1 million for the three months ended June 27, 2004, and decreased as a percentage of revenues to 4.2% for the three months ended July 3, 2005 from 4.7% for the three months ended June 27, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to June 27, 2004 totaling $0.2 million for the three months ended July 3, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2004.
      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses for the three months ended July 3, 2005 increased by $1.1 million to $2.5 million from $1.4 million for the three months ended June 27, 2004. Preopening expenses increased as a percentage of revenues to 1.3% for the three months ended July 3, 2005 from 0.8% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Preopening expenses increased by $0.7 million to $1.5 million for the three months ended July 3, 2005 from $0.8 million for the three months ended June 27, 2004. The increase in preopening costs is primarily a result of the opening of five restaurants in the second quarter 2005 as compared to the opening of two restaurants in the second quarter of 2004, in addition to costs associated with three restaurants which opened in the third quarter of 2004 compared to five restaurants scheduled to open in the third quarter of 2005.

Pei Wei: Preopening expenses increased by $0.4 million to $1.0 million for the three months ended July 3, 2005 from $0.6 million for the three months ended June 27, 2004. This increase was primarily due to the opening of seven new Pei Weis in the second quarter of 2005 as compared to the opening of six new Pei Weis in the second quarter of 2004, in addition to higher costs associated with restaurants scheduled to open in new markets during 2005.
      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, and which is described in further detail in footnote 1 to the unaudited consolidated financial statements, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five-year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consolidated partner investment expense for the three months ended July 3, 2005 was $1.6 million and $0.9 million for the three months ended June 27, 2004. Partner investment expense increased as a percentage of revenues to 0.8% for the three months ended July 3, 2005 from 0.5% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro increased by $0.6 million to $1.1 million for the three months ended July 3, 2005 from $0.5 million for the three months ended June 27, 2004. The increase was primarily the result of the opening of five restaurants in the second quarter 2005 as compared to the opening of two restaurants in the second quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei increased by $0.1 million to $0.5 million for the three months ended July 3, 2005 from $0.4 million for the three months ended June 27, 2004. The increase was primarily due to the opening of seven new Pei Wei in the second quarter of 2005 as compared to the opening of six new Pei Weis in the second quarter of 2004.

Interest and Other Income, Net
      Consolidated net interest and other income increased to $0.4 million for the three months ended July 3, 2005 from $0.1 million during the three months ended June 27, 2004. The increase was due primarily to increased earnings on invested cash reserves for the three months ended July 3, 2005, as compared to the three months ended June 27, 2004.

Minority Interest
      Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest decreased $0.2 million to $2.2 million for the three months ended July 3, 2005 from $2.4 million for the three months ended June 27, 2004, and decreased as a percentage of revenues to 1.1% for the three months ended July 3, 2005 from 1.4% for the three months ended June 27, 2004. Each segment contributed as follows:

Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 1.1% for the three months ended July 3, 2005 from 1.5% for the three months ended June 27, 2004. The decrease was primarily due to partner buyouts occurring late 2004 and early 2005.

Pei Wei: Minority interest at Pei Wei remained consistent as a percentage of revenues at 0.9% for both the three months ended July 3, 2005 and the three months ended June 27, 2004.

Provision for Income Taxes
      Our effective tax rate for the three months ended July 3, 2005 was 32.5%. For the three months ended June 27, 2004, the effective tax rate was 31.5%. The income tax rates for the three months ended June 27, 2004 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the six months ended June 27, 2004 and July 3, 2005

	Six Months Ended

	June 27, 2004(1)(2)			July 3, 2005(3)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues (in thousands)	$333,658	$292,010	$41,648	$392,270	$329,997	$62,273
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.4%	28.3%	29.0%	27.7%	27.6%	28.0%
Labor	33.3	33.3	33.1	32.6	32.6	33.0
Partner bonus expense, imputed	0.2	0.3	0.1	0.2	0.3	0.1
Operating	13.9	13.8	14.8	14.8	14.6	15.8
Occupancy	5.2	5.1	6.2	5.4	5.3	5.9

Total restaurant operating costs	81.1	80.7	83.3	80.7	80.3	82.8
General and administrative(3)	5.1	4.8	7.2	5.1	2.2	5.2
Depreciation and amortization(3)	4.0	4.0	4.6	4.2	4.2	4.3
Preopening expense	1.1	0.9	2.8	1.0	0.8	2.1
Partner investment expense	4.3	4.2	4.9	0.5	0.4	0.8

Income (loss) from operations	4.4	5.4	(2.9)	8.5	12.2	4.8
Interest and other income, net(3)	0.0	0.1	0.0	0.2	0.0	0.0
Minority interest	(1.4)	(1.5)	(1.0)	(1.1)	(1.2)	(1.0)

Income (loss) before provision for income taxes	3.0	4.0%	(3.9)%	7.6	11.1%	3.8%

Provision for income taxes	(0.7)			(2.5)

Net income	2.3%			5.1%

      Certain percentage amounts do not sum to total due to rounding.

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in occupancy, general and administrative, preopening and depreciation expenses for all previous periods presented due to changes in its lease accounting. See Note 1 to our consolidated financial statements.

(2)	P.F. Chang’s has reclassified certain of its restaurant costs relating to complimentary and employee meals from operating expenses to contra-revenue accounts as discussed in Note 1 to our consolidated financial statements.

(3)	Shared Services’ expenses are included in the consolidated percentage of sales calculation for 2005 only.

Revenues
      Consolidated revenues increased by $58.6 million, or 17.6%, to $392.3 million for the six months ended July 3, 2005 from $333.7 million for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Revenues increased by $38.0 million at our Bistro restaurants. This increase was attributable to revenues of $7.3 million generated by new restaurants opened in 2005, a $24.3 million increase in revenues in 2005 for restaurants that opened subsequent to June 27, 2004, and a $6.4 million increase in revenues for restaurants that opened before June 27, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and price increases implemented in the fourth quarter of 2004.

Pei Wei: Revenues increased by $20.6 million at our Pei Wei restaurants. The increase was attributable to revenues of $2.6 million generated by new restaurants opened in 2005, a $9.8 million increase in revenues in 2005 for restaurants that opened subsequent to June 27, 2004 and an $8.2 million increase in revenues for restaurants that opened before June 27, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented during the second quarter of 2004.

Costs and Expenses
      Cost of Sales. Consolidated cost of sales increased by $13.8 million, or 14.5%, to $108.5 million for the six months ended July 3, 2005 from $94.7 million for the six months ended June 27, 2004. Cost of sales decreased as a percentage of revenues to 27.7% for the six months ended July 3, 2005 from 28.4% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.6% for the six months ended July 3, 2005 from 28.3% for the six months ended June 27, 2004. The decrease was primarily the result of lower seafood, poultry and produce prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.0% for the six months ended July 3, 2005 from 29.0% for the six months ended June 27, 2004. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as lower seafood, poultry and produce prices.
      Labor. Consolidated labor expenses increased by $16.9 million, or 15.2%, to $128.0 million for the six months ended July 3, 2005 from $111.1 million for the six months ended June 27, 2004. Labor expenses decreased as a percentage of revenues to 32.6% for the six months ended July 3, 2005 from 33.3% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 32.6% for the six months ended July 3, 2005 from 33.3% for the six months ended June 27, 2004. This decrease was mostly due to improvements in hourly labor management and lower health insurance costs during the six months ended July 3, 2005 compared to the six months ended June 27, 2004.

Pei Wei: As a percentage of revenues, labor expenses decreased as a percentage of sales at Pei Wei to 33.0% for the six months ended July 3, 2005 from 33.1% for the six months ended June 27, 2004. This decrease was primarily due to improvement in labor efficiencies in our more mature units, partially offset by labor costs associated with new openings.
      Partner Bonus Expense. Consolidated partner bonus expense, imputed, increased by $0.1 million or 18.9%, to $0.9 million for the six months ended July 3, 2005 from $0.8 million for the six months ended June 27, 2004. Partner bonus expense, imputed as a percentage of revenues was 0.2% for both six months ended July 3, 2005 and June 27, 2004. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed, at the Bistro increased $0.1 million to $0.8 million for the six months ended July 3, 2005 from $0.7 million for the six months ended June 27, 2004. Partner bonus expense increased due to additional partners for stores opening during 2004, partially offset by a decrease in the number of partners resulting from partner buyouts occurring during the fourth quarter of 2004 and the first half of 2005.

Pei Wei: At Pei Wei, partner bonus expense, imputed, increased nominally to approximately $64,000 for the six months ended July 3, 2005 from approximately $55,000 for the six months ended June 27, 2004. This increase is primarily the result of higher operating profit percentage, which is the basis for the bonus calculation, during the six months ended July 3, 2005, compared to the six months ended June 27, 2004.
      Operating. Consolidated operating expenses increased by $11.7 million, or 25.2%, to $58.0 million for the six months ended July 3, 2005 from $46.3 million for the six months ended June 27, 2004. Operating expenses increased as a percentage of revenues to 14.8% for the six months ended July 3, 2005 from 13.9% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.6% for the six months ended July 3, 2005 from 13.8% for the six months ended June 27, 2004. This increase was primarily due to higher utility and repair and maintenance costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 15.8% for the six months ended July 3, 2005 from 14.8% for the six months ended June 27, 2004. This increase was primarily due to higher utility costs as well as higher repair and maintenance expenses and higher take-out supplies costs.
      Occupancy. Consolidated occupancy costs increased by $3.5 million, or 20.2%, to $21.0 million for the six months ended July 3, 2005 from $17.5 million for the six months ended June 27, 2004. Occupancy costs as a percentage of revenues was 5.4% for the six months ended July 3, 2005 and 5.2% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.3% for the six months ended July 3, 2005 from 5.1% for the six months ended June 27, 2004, primarily as a result of slightly higher property tax expense.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues decreased to 5.9% for the six months ended July 3, 2005 from 6.2% for the six months ended June 27, 2004. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature.
      General and Administrative. Consolidated general and administrative expenses which include costs associated with supporting Bistro, Pei Wei and Shared Services increased by $3.2 million to $20.2 million for the six months ended July 3, 2005 from $17.0 million for the six months ended June 27, 2004. Consolidated general and administrative expenses as a percentage of revenues was 5.1% for both six months ended July 3, 2005 and June 27, 2004. The dollar increase was due primarily to a $3.0 million increase in compensation and benefits related to the addition of corporate management personnel partially offset by a $0.8 million decrease related to legal fees associated with the settlement of our California litigation in the first quarter of 2004.
      Depreciation and Amortization. Consolidated depreciation and amortization increased by $3.2 million, or 23.3%, to $16.7 million for the six months ended July 3, 2005 from $13.5 million for the six months ended June 27, 2004. Depreciation and amortization increased as a percentage of sales to 4.2% for the six months ended July 3, 2005 from 4.0% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased $2.1 million to $13.7 million for the six months ended July 3, 2005 from $11.6 million for the six months ended June 27, 2004, and increased as a percentage of revenues to 4.2% for the six months ended July 3, 2005 from 4.0% for the six months ended June 27, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to June 27, 2004 totaling $1.6 million for the six months ended July 3, 2005, as well as a full six months of depreciation and amortization on restaurants opened during the first half of 2004.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.8 million to $2.7 million for the six months ended July 3, 2005 from $1.9 million for the six months ended June 27, 2004, and decreased as a percentage of revenues to 4.3% for the six months ended July 3, 2005 from 4.6% for the six months ended June 27, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to June 27, 2004 totaling $0.5 million for the six months ended July 3, 2005, as well as a full six months of depreciation and amortization on restaurants opened during the first half of 2004.
      Preopening Expense. Consolidated preopening expenses for the six months ended July 3, 2005 increased by $0.1 million to $3.8 million from $3.7 million for the six months ended June 27, 2004. Preopening expenses decreased as a percentage of revenues to 1.0% for the six months ended July 3, 2005 from 1.1% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Preopening expenses were $2.5 million for both six months ended July 3, 2005 and six months ended June 27, 2004. Preopening costs remaining consistent is primarily a result of the opening of eight restaurants in both the first half of 2005 and the first half of 2004, partially offset by costs associated with three restaurants which opened in the third quarter of 2004 compared to five restaurants scheduled to open in the third quarter of 2005.

Pei Wei: Preopening expenses increased by $0.1 million to $1.3 million for the six months ended July 3, 2005 from $1.2 million for the six months ended June 27, 2004. This increase was primarily due to the opening of seven new Pei Weis in the first half of 2005 as compared to the opening of 11 new Pei Weis in the first half of 2004, partially offset by higher costs associated with restaurants scheduled to open in new markets during 2005.
      Partner Investment Expense. Consolidated partner investment expense for the six months ended July 3, 2005 was $1.9 million and $14.4 million for the six months ended June 27, 2004. Partner investment expense decreased as a percentage of revenues to 0.5% for the six months ended July 3, 2005 from 4.3% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $10.9 million to $1.4 million for the six months ended July 3, 2005 from $12.3 million for the six months ended June 27, 2004. The decrease was primarily the result of the recognition of $10.9 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operation agreements during first quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei decreased by $1.6 million to $0.5 million for the six months ended July 3, 2005 from $2.1 million for the six months ended June 27, 2004. The decrease was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of the modification of our operating agreements during first quarter of 2004.

Interest and Other Income, Net
      Consolidated net interest and other income increased to $0.9 million for the six months ended July 3, 2005 from $0.1 million during the six months ended June 27, 2004. The increase was due primarily to increased earnings on invested cash reserves for the six months ended July 3, 2005, as compared to the six months ended June 27, 2004.

Minority Interest
      Consolidated minority interest decreased by $0.2 million to $4.5 million for the six months ended July 3, 2005 from $4.7 million for the six months ended June 27, 2004, and decreased as a percentage of revenues to 1.1% for the six months ended July 3, 2005 from 1.4% for the six months ended June 27, 2004. Each segment contributed as follows:

Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 1.2% for the six months ended July 3, 2005 from 1.5% for the six months ended June 27, 2004. The decrease was primarily due to partner buyouts occurring during the six months ended July 3, 2005.

Pei Wei: Minority interest at Pei Wei remained consistent as a percentage of revenues at 1.0% for both six months ended July 3, 2005 and June 27, 2004.

Provision for Income Taxes
      Our effective tax rate for the six months ended July 3, 2005 was 32.5%. For the six months ended June 27, 2004, we had an income tax expense of $2.3 million, despite having income before income tax of $10.1 million. In accordance with APB 28, Interim Financial Reporting, the Company is to estimate its effective tax rate for the entire year and apply it to interim operating results. When a significant unusual charge occurs, such as the $12.5 million charge during first quarter of 2004 relating to the modification of our partnership agreements, the income tax effect for such a charge is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the six months ended June 27, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charge relating to the modification, and applying a rate of 38.5% to the charge relating to the modification. The income tax rates for the six months ended July 3, 2005 and June 27, 2004 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Liquidity and Capital Resources
      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $42.5 million and $39.1 million for the six months ended July 3, 2005 and June 27, 2004, respectively. Net cash provided by operating activities exceeded net income for the six months ended July 3, 2005 due principally to the effect of minority interest, depreciation and amortization and increases in accrued expenses and deferred rent, partially offset by decreases in accounts payable and unearned revenue. Net cash provided by operating activities exceeded net income for the six months ended June 27, 2004 due principally to the effect of partner investment expense, minority interest and depreciation and amortization, partially offset by increases in prepaids, deferred rent and deferred income tax assets and a decrease in unearned revenue.
      We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the six months ended July 3, 2005 and June 27, 2004 was $73.5 million and $34.9 million, respectively. Investing activities primarily related to capital expenditures in both periods. In the six months ended July 3, 2005, investing activities also included purchases of investments of $25.2 million and the purchase of minority interests for $4.3 million. We intend to open 18 new Bistros in 2005, seven of which were open as of July 3, 2005. We also intend to open 24 new Pei Wei restaurants in 2005, eight of which were open as of July 3, 2005. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. Preopening expenses are expected to continue to average approximately $360,000 per Bistro restaurant, which excludes non-cash rent expense. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $780,000 and will continue to incur preopening costs of approximately $110,000, which excludes non-cash rent expense. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
      Net cash used in financing activities for the six months ended July 3, 2005 was $1.3 million compared to $3.8 million for the six months ended June 27, 2004. Financing activities in the first six months of 2005 and the first six months of 2004 both consisted of distributions to minority partners offset by proceeds from stock options exercised, employee stock purchases and repayment of debt.
      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of July 3, 2005. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of July 3, 2005, although $8.1 million is committed for the issuance of letters of credit which are required by insurance companies for our workers compensation and general liability insurance policies.

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
      As of July 3, 2005, there were 200 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the six months ended July 3, 2005, we purchased nine of these partnership interests in their entirety, eight partial interests and declined to purchase 12 interests of minority partners that were available for purchase according to the terms of the partnership agreements. These purchases totaled approximately $11.6 million. Of the total purchase price, approximately $4.3 million was paid in cash, while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at July 3, 2005. During the remainder of 2005, we will have the opportunity to purchase 11 additional partnership interests. If all of these interests are purchased in their entirety, the total purchase price would approximate $3.0 million to $5.0 million based upon the estimated fair value of the respective interests at July 3, 2005. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from July 3, 2005 through the date of purchase. If all of these interests are purchased by P.F. Chang’s during the remainder of 2005, the estimated financial impact would be an increase to earnings per share of $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
Critical Accounting Policies
      Our most critical accounting policies, which are those that require significant judgment include: deferred rent, partnership structure, impairment of long-lived assets, self-insurance and income taxes. A more in-depth description of these can be found in our most recent Form 10-K, filed on April 1, 2005.
Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.
      We operated 121 full service, or Bistro, restaurants and 61 limited service, or Pei Wei, restaurants, as of July 3, 2005, 34 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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
      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 182 restaurants as of July 3, 2005. We expect to open 18 Bistros and 24 Pei Wei restaurants in 2005. Our ability to expand successfully will depend on a number of factors, including:

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
      A change in market prices exposes us to market risk related to our short-term investments. We held approximately $30.2 million in available-for-sale marketable securities as of July 3, 2005. A hypothetical 10% decline in the market value of those securities would result in a $3.0 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows unless the securities were disposed of.

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
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.1(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

Exhibit
Number		Description Document

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998

10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.

†10	.13(5)	1999 Nonstatutory Stock Option Plan.

10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.

10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(8)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.

10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.

†10	.23(10)	Key Employee Stock Purchase Plan and forms of Agreement there under.

†10	.24(8)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

21	.1(11)	List of subsidiaries.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated April 1, 2005.

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

Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer
Date: July 27, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.1(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.6(3)	Employment Agreement between Paul M. Fleming and the Company dated January 1, 1996, as amended September 2, 1998

10	.11(4)	Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated September 17, 1999.

†10	.13(5)	1999 Nonstatutory Stock Option Plan.

10	.15(6)	First Amendment to Office Lease between the Company and PHXAZ-Kierland Commons, LLC, dated August 22, 2001.

10	.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(8)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10	.19(8)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10	.20(8)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

10	.21(9)	Second Amendment to office lease between the Company and PHXAZ-Kierland Commons, LLC, dated November 12, 2002.

10	.22(9)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.

†10	.23(10)	Key Employee Stock Purchase Plan and forms of Agreement there under.

†10	.24(8)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

21	.1(11)	List of subsidiaries.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-K dated March 3, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated July 6, 2005.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated April 1, 2005.