Form 10-Q
period 2005-10-02
P F CHANGS CHINA BISTRO INC
filed 2005-10-26
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-25123
P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 East Pinnacle Peak Road Scottsdale, Arizona (Address of principal executive offices)	85255 (Zip Code)
Registrant’s telephone number, including area code:
(480) 888-3000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
      As of October 2, 2005, there were outstanding 26,374,962 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	January 2,	October 2,
	2005	2005

	(Note 1)	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,409	$18,690
Short-term investments	5,000	39,450
Inventories	2,951	3,156
Prepaids and other current assets	9,874	14,568

Total current assets	84,234	75,864
Property and equipment, net	280,641	330,592
Deferred income tax assets	3,755	2,290
Goodwill	6,819	6,819
Other assets	8,066	16,229

Total assets	$383,515	$431,794

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,013	$8,635
Construction payable	3,899	8,491
Accrued expenses	32,298	36,926
Unearned revenue	12,459	8,478
Current portion of long-term debt, including $198,000 and $3,787,000 due to related parties at January 2, 2005 and October 2, 2005, respectively	613	4,475

Total current liabilities	63,282	67,005
Long-term debt, including $62,000 and $3,726,000 due to related parties at January 2, 2005 and October 2, 2005, respectively	545	4,075
Deferred rent	43,936	49,195
Minority interests	30,795	27,774
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,067,507 shares issued and outstanding at January 2, 2005 and 26,374,962 at October 2, 2005	26	26
Additional paid-in capital	154,210	164,481
Retained earnings	90,721	119,238

Total common stockholders’ equity	244,957	283,745

Total liabilities and common stockholders’ equity	$383,515	$431,794

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

	(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share)
Revenues	$174,013	$203,049	$507,671	$595,319
Costs and expenses:
Restaurant operating costs:
Cost of sales	48,853	56,010	143,579	164,485
Labor	56,223	67,770	167,340	195,810
Partner bonus expense, imputed	455	440	1,242	1,376
Operating	24,770	31,619	71,098	89,617
Occupancy	9,372	11,182	26,877	32,223

Total restaurant operating costs	139,673	167,021	410,136	483,511
General and administrative	8,893	9,256	25,896	29,407
Depreciation and amortization	7,330	9,258	20,839	25,911
Preopening expense	2,056	2,712	5,777	6,542
Partner investment expense	1,675	1,472	16,056	3,326

Income from operations	14,386	13,330	28,967	46,622
Interest and other income, net	91	530	238	1,435

Income before minority interest and provision for income taxes	14,477	13,860	29,205	48,057
Minority interest	(2,574)	(1,974)	(7,247)	(6,426)

Income before provision for income taxes	11,903	11,886	21,958	41,631
Provision for income taxes	(3,732)	(3,447)	(6,069)	(13,114)

Net income	$8,171	$8,439	$15,889	$28,517

Net income per share:
Basic	$0.32	$0.32	$0.62	$1.09

Diluted	$0.31	$0.31	$0.60	$1.06

Weighted average shares used in computation:
Basic	25,768	26,359	25,644	26,232

Diluted	26,589	27,073	26,505	26,981

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 26,	October 2,
	2004	2005

	(Restated)
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$15,889	$28,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,839	25,911
Partner investment expense	16,056	3,326
Partner bonus expense, imputed	1,242	1,376
Deferred income taxes	(3,408)	1,465
Tax benefit from disqualifying stock option dispositions credited to equity	3,490	2,947
Minority interest	7,247	6,426
Changes in operating assets and liabilities:
Inventories	(325)	(205)
Prepaids and other current assets	1,909	(4,742)
Other assets	(390)	(1,035)
Accounts payable	247	(5,378)
Accrued expenses	4,268	4,628
Deferred rent	6,228	5,259
Unearned revenue	(3,026)	(3,981)

Net cash provided by operating activities	70,266	64,514
Investing Activities:
Capital expenditures	(64,792)	(70,830)
Purchase of minority interests	—	(5,733)
Net purchases of investments	—	(34,450)

Net cash used in investing activities	(64,792)	(111,013)
Financing Activities:
Repayments of long-term debt	(1,454)	(611)
Proceeds from stock options exercised and employee stock purchases	5,191	7,324
Proceeds from minority investors’ contributions	885	775
Distributions to minority members and partners	(8,549)	(8,708)

Net cash used in financing activities	(3,927)	(1,220)

Net increase (decrease) in cash and cash equivalents	1,547	(47,719)
Cash and cash equivalents at the beginning of the period	45,478	66,409

Cash and cash equivalents at the end of the period	$47,025	$18,690

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$76	$132
Cash paid for income taxes, net of refunds	8,202	10,356
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$—	$1,834
Change in construction payable	3,127	4,592
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      As of October 2, 2005, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 125 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 68 limited service restaurants under the name of “Pei Wei Asian Diner.”
      The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending January 1, 2006.
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
     Restatement
      Following a review of the Company’s lease accounting, the Company has adjusted for the three and nine-months ended September 26, 2004, for purposes of calculating the total rental obligations, the initial lease terms of operating leases to include option renewals that are reasonably assured of being exercised. The Company has also included in the total rental obligation calculation the rent holidays related to the period before the restaurant opening date to the lease term based on possession of the premises. Using these extended terms and, in some cases, greater rent obligations, the Company has recorded straight-line rent from the time of possession through the lease term. Straight-line rent recorded from the date of possession through construction completion has been capitalized and included in property and equipment. The capitalized rent is amortized through depreciation and amortization expense over the useful life of the related asset or the lease term, whichever is shorter. Straight-line rent recorded during our preopening period (construction completion through the restaurant open date) has been recorded to preopening expense. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, we will be expensing straight-line rent from the date of possession through construction completion beginning January 2, 2006. FASB Staff Position No. 13-1, is further described in this footnote under Recent Accounting Pronouncements. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent per the lease agreement. The Company has reclassified tenant improvement allowances from a contra-asset in property and equipment, net, to a long-term deferred rent in the consolidated balance sheets. The impact of tenant improvement allowances has also been reclassified from a reduction of depreciation and amortization expense to a reduction of occupancy expense (or pre-opening expense during the last few weeks of the rent holiday period) in the consolidated statements of income. Finally, tenant improvement allowance has been reclassified in the consolidated statements of cash flows by increasing capital expenditures and increasing cash provided by operating activities.
      The effects of the Company’s restatement on previously reported Consolidated Financial Statements for the three and nine months ended September 26, 2004 are summarized below.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 26, 2004		September 26, 2004

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Selected Statements of Income Data:
Occupancy	9,944	9,372	28,613	26,877
Total restaurant operating costs	140,247	139,673	411,872	410,136
General and administrative	8,909	8,893	25,952	25,896
Depreciation and amortization	6,526	7,330	18,541	20,839
Preopening expense	2,015	2,056	5,667	5,777
Income from operations	14,641	14,386	29,583	28,967
Income before provision for income taxes	12,157	11,903	22,574	21,958
Provision for income taxes	(3,829)	(3,732)	(6,305)	(6,069)
Net income	8,328	8,171	16,269	15,889
Basic net income per share	0.32	0.32	0.63	0.62
Diluted net income per share	0.31	0.31	0.61	0.60
      The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended,
	September 26, 2004

	As
	Previously	As
	Reported	Restated

Selected Cash Flows Data:
Net income	$16,269	$15,889
Depreciation and amortization	18,541	20,839
Deferred income taxes	(3,172)	(3,408)
Accrued expenses	4,414	4,268
Deferred rent	—	6,228
Net cash provided by operating activities	62,502	70,266
Capital expenditures	(57,028)	(64,792)
Net cash used in investing activities	(57,028)	(64,792)
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
      In accordance with FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25, this results in a modification of the original arrangement for accounting purposes. As a result of this modification, all unearned compensation that had not been previously amortized was expensed during the first quarter of 2004. This resulted in a charge in

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the first quarter of 2004 of $12.5 million which consisted of the unamortized portion of the $11.5 million of unearned compensation existing at December 28, 2003 and the unamortized portion of unearned compensation generated in the first quarter of 2004 for partners investing in our new stores prior to the modification. This charge is included in Partner Investment Expense along with the amortization of previously existing unearned compensation prior to the date of the modification.
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
     Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, beginning January 2, 2006.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time, because it will depend on levels of share-based payments granted in the future as well as outstanding options not vested as of January 2, 2006. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.9 million and $3.5 million for the nine months ended October 2, 2005 and September 26, 2004, respectively.
      On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing GAAP, the Company currently capitalizes rental costs during construction. The Company is required to adopt FASB Staff Position No. FAS 13-1 on January 2, 2006. The financial impact of the adoption of the staff position is expected to range from $1.2 million to $2.0 million in additional pre-opening rent expense during 2006 which may vary based on lease terms, store openings and length of construction period.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stock-Based Compensation
      The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. As noted above, the Company accounts for stock option grants using the intrinsic value method, and, accordingly, recognizes no compensation expense for the stock option grants.
      The following table represents the effect on net income and earnings per share if the Company had applied the fair-value based method and recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 26,	October 2,	September 26,	October 2,
	2004	2005	2004	2005

	(Restated)		(Restated)
Net income, as reported	$8,171	$8,439	$15,889	$28,517
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	910	1,925	3,814	4,717

Pro forma net income	$7,261	$6,514	$12,075	$23,800

Net income per share:
Basic, as reported	$0.32	$0.32	$0.62	$1.09

Basic, pro forma	$0.28	$0.25	$0.47	$0.91

Diluted, as reported	$0.31	$0.31	$0.60	$1.06

Diluted, pro forma	$0.27	$0.24	$0.46	$0.88

Weighted average shares used in computation:
Basic	25,768	26,359	25,644	26,232

Diluted	26,589	27,073	26,505	26,981

      For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period of such options.

3.	Net Income Per Share
      Net income per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans. For the three months ended October 2, 2005 and September 26, 2004, 788,800 and 831,623, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the nine months ended October 2, 2005 and September 26, 2004, 570,300 and 104,286, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. In addition to the potentially dilutive shares of the Company’s stock addressed above, there is also a potentially dilutive effect of unexercised Pei Wei Asian Diner stock options should the fair value of such stock increase above the grant price and Pei Wei Asian Diner have a positive net worth and profitability.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      However, the Company has announced its intention to purchase the 13% minority interest held by key employees in its Pei Wei Asian Diner subsidiary. While a definitive price has not been established, the Company anticipates that the consideration given for the outstanding Pei Wei Asian Diner common shares and options will be a combination of cash and options to purchase shares in P.F. Chang’s China Bistro, Inc. The transaction will not involve any changes in management or key positions in Pei Wei. The Company anticipates the purchase will occur in the first quarter of fiscal 2006 and will be slightly dilutive to fiscal 2006 earnings per share. The Company has engaged an independent third party investment banker who will help with the valuation of this interest and provide the Company with a fairness opinion on the transaction from a financial point of view.

4.	Credit Facility
      In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, the Company has the right to increase the credit facility up to the maximum aggregate principal amount of $50 million, provided the Company is in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require the Company to maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. The Company was in compliance with these restrictions and conditions as of October 2, 2005. Shares of the Company’s subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. The Company had no borrowings outstanding under the credit facility as of October 2, 2005, although $8.1 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers’ compensation and general liability insurance claims. Available borrowings under the line of credit are $11.9 million as of October 2, 2005.

5.	Accrued Expenses
      Accrued expenses consist of the following:

	January 2,	October 2,
	2005	2005

	(In thousands)
Accrued payroll	$11,064	$9,965
Sales and use tax payable	4,787	4,641
Property tax payable	1,850	2,154
Accrued insurance	8,536	11,314
Accrued rent	2,475	4,018
Other accrued expenses	3,586	4,834

	$32,298	$36,926

6.	Segment Reporting
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

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents information about reportable segments:

		Shared
	Total	Services(1)	Bistro	Pei Wei

		(In thousands)
For the Three Months Ended October 2, 2005:
Revenues	$203,049	$—	$168,612	$34,437
Income (loss) before provision for income taxes	11,886	(4,266)	15,890	262
Capital expenditures	26,830	1,696	18,291	6,843
Depreciation and amortization	9,258	263	7,462	1,533
For the Three Months Ended September 26, 2004, as restated:
Revenues	$174,013		$149,763	$24,250
Income before provision for income taxes	11,903		11,821	82
Capital expenditures	29,843		25,317	4,526
Depreciation and amortization	7,330		6,170	1,160
For the Nine Months Ended October 2, 2005:
Revenues	$595,319	$—	$498,609	$96,710
Income (loss) before provision for income taxes	41,631	(13,595)	52,610	2,616
Capital expenditures	70,830	5,394	48,971	16,465
Depreciation and amortization	25,911	554	21,174	4,183
For the Nine Months Ended September 26, 2004, as restated:
Revenues	$507,671		$441,773	$65,898
Income (loss) before provision for income taxes	21,958		23,496	(1,538)
Capital expenditures	64,792		51,742	13,050
Depreciation and amortization	20,839		17,753	3,086
As of October 2, 2005:
Total assets	$431,794	$18,224	$356,492	$57,078
Goodwill	6,819	—	6,566	253
As of January 2, 2005:
Total assets	$383,515		$341,374	$42,141
Goodwill	6,819		6,566	253

(1)	The Company did not segregate “Shared Services” during fiscal year 2004.

7.	Income Tax Liability Reduction
      At October 2, 2005 and September 26, 2004, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the nine months ended October 2, 2005 and September 26, 2004, the Company recorded a $2.9 million and $3.5 million, respectively, increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

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
      During the third quarter 2005, one of the Company’s restaurants was closed due to damage sustained during hurricane Katrina. The Company has not set a definitive timeline for the reopening of that restaurant. If it is determined that this location will not re-open, the Company anticipates a charge totaling approximately $2.0 million for impairment of existing assets and remaining lease obligation.

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
      The following section contains forward-looking statements which involve risks and uncertainties. These forward-looking statements include those regarding anticipated restaurant openings, anticipated costs and sizes of future restaurants and the adequacy of anticipated sources of cash to fund our future capital requirements. P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s”) actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause actual events or results to differ materially from those indicated by such forward-looking statements may include matters noted elsewhere in this Form 10-Q, such as development and construction risks, potential labor shortages, fluctuations in operating results, including the impact of partnership investment expense on those results, changes in food costs and the other risks described under the caption “Risk Factors.” Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Overview
      As of October 2, 2005, we owned and operated 125 full service restaurants, or Bistros, that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original P.F. Chang’s restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
      As of October 2, 2005, we also owned and operated 68 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
      We intend to open 18 new Bistros during 2005, 12 of which were open by the end of the third quarter of 2005. We will continue our development in existing markets and plan to enter seven new markets in 2005. We have signed lease agreements for all of our new Bistros planned for fiscal 2005. We intend to continue to develop Bistros that typically range in size from 6,000 square feet to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.9 million per restaurant. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to continue to average approximately $360,000 per restaurant, excluding the impact of pre-opening rent. We anticipate preopening rent will increase preopening costs by approximately $35,000 to $45,000 per store during 2006 due to accounting changes effective the beginning of 2006 which will no longer allow us to capitalize any portion of rent holiday during the construction period. See Note 1, “Recent Accounting Pronouncements” to the Unaudited Consolidated Financial Statements for further disclosure on the accounting change.
      We also intend to open 24 new Pei Weis during 2005, 15 of which were open by the end of the third quarter of 2005. We will continue our development in existing markets and are entering five new markets in 2005. We have signed leases for all of our new Pei Weis planned for fiscal 2005. Our Pei Wei restaurants are generally 3,000 to 3,300 square feet in size and require an average total cash investment of approximately $780,000 and total invested capital of approximately $1.4 million per restaurant. Preopening expenses for Pei Weis are expected to continue to total approximately $110,000 per restaurant, excluding the impact of preopening rent. We anticipate preopening rent will increase preopening costs by approximately $20,000 to $30,000 per store during 2006 due to the accounting change as discussed in the previous paragraph.

Results of Operations
      The following table sets forth certain unaudited quarterly information for the three and nine month periods ended September 26, 2004 and October 2, 2005, respectively, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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
Results for the three months ended September 26, 2004 and October 2, 2005

	Three Months Ended

	September 26, 2004(1)			October 2, 2005(2)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues (in thousands)	$174,013	$149,763	$24,250	$203,049	$168,612	$34,437
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.1%	27.9%	28.9%	27.6%	27.5%	28.0%
Labor	32.3	32.1	33.4	33.4	33.1	34.7
Partner bonus expense, imputed	0.3	0.3	0.1	0.2	0.2	0.1
Operating	14.2	14.0	15.8	15.6	15.3	17.0
Occupancy	5.4	5.2	6.3	5.5	5.4	6.0

Total restaurant operating costs	80.3	79.6	84.6	82.3	81.5	85.9
General and administrative(2)	5.1	4.9	6.2	4.6	1.9	4.6
Depreciation and amortization(2)	4.2	4.1	4.8	4.6	4.4	4.5
Preopening expense	1.2	1.0	2.0	1.3	1.0	3.1
Partner investment expense	1.0	0.9	1.2	0.7	0.8	0.5

Income from operations	8.3	9.4	1.2	6.6	10.4	1.5
Interest and other income, net(2)	0.1	0.1	0.0	0.3	0.1	0.0
Minority interest	(1.5)	(1.6)	(0.8)	(1.0)	(1.0)	(0.7)

	Three Months Ended

	September 26, 2004(1)			October 2, 2005(2)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Income before provision for income taxes	6.8	7.9%	0.3%	5.9	9.4%	0.8%

Provision for income taxes	(2.1)			(1.7)

Net income	4.7%			4.2%

Certain percentage amounts do not sum to total due to rounding.

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in occupancy, general and administrative, preopening and depreciation expenses for all previous periods presented due to changes in its lease accounting. See Note 1 to our unaudited consolidated financial statements.

(2)	Shared Services expenses are included in the Consolidated percentage of sales calculation for 2005 only.
     Revenues
      P.F. Chang’s revenues are derived entirely from food and beverage sales. Consolidated revenues increased by $29.0 million, or 16.7%, to $203.0 million for the three months ended October 2, 2005 from $174.0 million for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Revenues increased by $18.8 million at our Bistro restaurants. This increase was attributable to revenues of $12.1 million generated by new restaurants opened in 2005, an $8.2 million increase in revenues in 2005 for restaurants that opened subsequent to September 26, 2004, and a $1.5 million decrease in revenues for restaurants that opened before September 26, 2004. The increase in revenues is the result of new store openings and a full quarter of revenues on those stores opened subsequent to September 26, 2004. The decrease in revenues for stores open prior to September 26, 2004 was due to decreased customer traffic partially offset by a price increase implemented in the fourth quarter 2004.

Pei Wei: Revenues increased by $10.2 million at our Pei Wei restaurants. The increase was attributable to revenues of $6.1 million generated by new restaurants opened in 2005, a $3.1 million increase in revenues in 2005 for restaurants that opened subsequent to September 26, 2004 and a $1.0 million increase in revenues for restaurants that opened before September 26, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented during the second quarter of 2004.
     Costs and Expenses
      Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $7.1 million, or 14.7%, to $56.0 million for the three months ended October 2, 2005 from $48.9 million for the three months ended September 26, 2004. Cost of sales decreased as a percentage of revenues to 27.6% for the three months ended October 2, 2005 from 28.1% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.5% for the three months ended October 2, 2005 from 27.9% for the three months ended September 26, 2004. The decrease was primarily the result of lower poultry and dry food prices partially offset by higher seafood prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.0% for the three months ended October 2, 2005 from 28.9% for the three months ended September 26, 2004. This decrease was attributable to improved purchasing efficiencies associated with a more mature store base as well as lower poultry, produce and dry food prices partially offset by higher seafood prices.

      Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs and other payroll-related items. Consolidated labor expenses increased by $11.6 million, or 20.5%, to $67.8 million for the three months ended October 2, 2005 from $56.2 million for the three months ended September 26, 2004. Labor expenses increased as a percentage of revenues to 33.4% for the three months ended October 2, 2005 from 32.3% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 33.1% for the three months ended October 2, 2005 from 32.1% for the three months ended September 26, 2004. This increase was primarily due to the impact of lower sales on the portion of labor costs that are fixed in nature. We anticipate that we will continue to incur, in the fourth quarter, costs associated with our management team at our Metairie restaurant while the restaurant remains closed. Labor costs associated with this management team were reimbursed through insurance proceeds through October 2, 2005.

Pei Wei: As a percentage of revenues, labor expenses increased as a percentage of sales at Pei Wei to 34.7% for the three months ended October 2, 2005 from 33.4% for the three months ended September 26, 2004. This increase was primarily due to labor costs associated with new openings.
      Partner Bonus Expense. Imputed partner bonus expense consists of a charge for the portion of our partners’ allocated profits (minority interest) which our partners would have earned under our management bonus plan had those partners not chosen to become equity owners in their restaurants. Consolidated partner bonus expense, imputed, decreased by $0.1 million or 3.3%, to $0.4 million for the three months ended October 2, 2005 from $0.5 million for the three months ended September 26, 2004. Partner bonus expense, imputed, decreased as a percentage of revenues to 0.2% for the three months ended October 2, 2005 from 0.3% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed, at the Bistro decreased to $0.4 million for the three months ended October 2, 2005 from $0.5 million for the three months ended September 26, 2004. Partner bonus expense increased due to the impact of additional partners for stores opening during 2004 and 2005, partially offset by lower operating profit in which the bonus is based and a decrease in the number of partners resulting from partner buyouts occurring during the second half of 2004 and the first half of 2005.

Pei Wei: At Pei Wei, partner bonus expense, imputed, decreased nominally as expected to approximately $28,000 for the three months ended October 2, 2005 from approximately $29,000 for the three months ended September 26, 2004.
      Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to nine months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.8 million, or 27.7%, to $31.6 million for the three months ended October 2, 2005 from $24.8 million for the three months ended September 26, 2004. Operating expenses increased as a percentage of revenues to 15.6% for the three months ended October 2, 2005 from 14.2% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 15.3% for the three months ended October 2, 2005 from 14.0% for the three months ended September 26, 2004. This increase was primarily due to higher utility and repairs and maintenance costs as well as the impact of lower sales on the portion of operating expenses that tend to be fixed in nature.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 17.0% for the three months ended October 2, 2005 from 15.8% for the three months ended September 26, 2004. This increase was primarily due to higher utility, repair and maintenance expenses and take-out supplies costs.
      Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.8 million, or 19.3%, to $11.2 million for the three months ended October 2, 2005 from $9.4 million for the three months ended September 26, 2004. Occupancy costs as a percentage of revenues was 5.5% for the three months ended October 2, 2005 and 5.4% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.4% for the three months ended October 2, 2005 from 5.2% for the three months ended September 26, 2004, primarily as a result of slightly higher property tax expense.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues decreased to 6.0% for the three months ended October 2, 2005 from 6.3% for the three months ended September 26, 2004. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature as well as favorable lease terms at our newer locations.
      General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses, which include costs associated with Bistro, Pei Wei and Shared Services increased by $0.4 million to $9.3 million for the three months ended October 2, 2005 from $8.9 million for the three months ended September 26, 2004. Consolidated general and administrative expenses as a percentage of revenues was 4.6% for the three months ended October 2, 2005 and 5.1% for the three months ended September 26, 2004. The dollar increase is a result of an increase in compensation and benefits expenses related to the addition of corporate management personnel partially offset by reduced incentive accruals, as well as increases in moving expense related to our new home office.
      Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and losses on disposals of property and equipment. Consolidated depreciation and amortization increased by $2.0 million, or 26.3%, to $9.3 million for the three months ended October 2, 2005 from $7.3 million for the three months ended September 26, 2004. Depreciation and amortization increased as a percentage of sales to 4.6% for the three months ended October 2, 2005 from 4.2% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased $1.4 million to $7.5 million for the three months ended October 2, 2005 from $6.1 million for the three months ended September 26, 2004, and increased as a percentage of revenues to 4.4% for the three months ended October 2, 2005 from 4.1% for the three months ended September 26, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to September 26, 2004 totaling $1.0 million for the three months ended October 2, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2004.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.3 million to $1.5 million for the three months ended October 2, 2005 from $1.2 million for the three months ended September 26, 2004, and decreased as a percentage of revenues to 4.5% for the three months ended October 2, 2005 from 4.8% for the three months ended September 26, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to September 26, 2004 totaling $0.4 million for the three months ended October 2, 2005, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2004.
      Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Consolidated preopening expenses for the three months ended October 2, 2005 increased by $0.6 million to $2.7 million from $2.1 million for the three months ended September 26, 2004. Preopening expenses increased as a percentage of revenues to 1.3% for the three months ended

October 2, 2005 from 1.2% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Preopening expenses were $1.6 million for both the three months ended October 2, 2005 and September 26, 2004. The consistency in preopening costs is primarily a result of the opening of five restaurants in the third quarter 2005 as compared to the opening of three restaurants in the third quarter of 2004, offset slightly by costs associated with seven restaurants which opened in the fourth quarter of 2004 compared to six restaurants scheduled to open in the fourth quarter of 2005.

Pei Wei: Preopening expenses increased by $0.6 million to $1.1 million for the three months ended October 2, 2005 from $0.5 million for the three months ended September 26, 2004. This increase was primarily due to the opening of seven new Pei Weis in the third quarter of 2005 as compared to the opening of three new Pei Weis in the third quarter of 2004, in addition to higher costs associated with restaurants opening in new markets during 2005.
      Partner Investment Expense. Prior to the date of modification of our operating agreements which occurred on March 28, 2004, and which is described in further detail in Note 1 to the unaudited consolidated financial statements, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, recognized over a five-year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we have expensed all remaining unearned compensation, which totaled $12.5 million. Consolidated partner investment expense for the three months ended October 2, 2005 was $1.5 million and $1.7 million for the three months ended September 26, 2004. Partner investment expense decreased as a percentage of revenues to 0.7% for the three months ended October 2, 2005 from 1.0% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $0.1 million to $1.3 million for the three months ended October 2, 2005 from $1.4 million for the three months ended September 26, 2004. The decrease was primarily the result of an expense reduction relating to a minority partner buyout offset partially by the opening of five restaurants in the third quarter 2005 as compared to the opening of three restaurants in the third quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei decreased by $0.1 million to $0.2 million for the three months ended October 2, 2005 from $0.3 million for the three months ended September 26, 2004. The decrease was primarily due to an expense reduction relating to a minority partner buyout offset partially by the opening of seven new Pei Weis in the third quarter of 2005 as compared to the opening of three new Pei Weis in the third quarter of 2004.
     Interest and Other Income, Net
      Consolidated net interest and other income increased to $0.5 million for the three months ended October 2, 2005 from $0.1 million during the three months ended September 26, 2004. The increase was due primarily to increased earnings on invested cash reserves for the three months ended October 2, 2005, as compared to the three months ended September 26, 2004 as well as net proceeds for property damage and business interruption resulting from Hurricane Katrina.
     Minority Interest
      Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary. Consolidated minority interest decreased $0.6 million to $2.0 million for the three months ended October 2, 2005 from $2.6 million for the three months ended September 26, 2004, and decreased as a percentage of revenues to 1.0% for the three months ended October 2, 2005 from 1.5% for the three months ended September 26, 2004. Each segment contributed as follows:

Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 1.0% for the three months ended October 2, 2005 from 1.6% for the three months ended September 26, 2004. The decrease was primarily due to partner buyouts occurring late 2004 and early 2005, as well as the impact of lower operating results.

Pei Wei: Minority interest at Pei Wei decreased slightly as a percentage of revenues to 0.7% for the three months ended October 2, 2005 from 0.8% for the three months ended September 26, 2004. This decrease was primarily due to the impact of lower operating results.
     Provision for Income Taxes
      Our effective tax rate for the three months ended October 2, 2005 was 29.0%. The year-to-date tax rate for 2005 was adjusted during the third quarter to reflect a decrease in the annual rate from 32.5% to 31.5% due to a larger impact of our expected FICA tip credit on lower anticipated earnings during the second half of 2005. For the three months ended September 26, 2004, the effective tax rate was 31.5%. The income tax rates for the three months ended October 2, 2005 and September 26, 2004 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Results for the nine months ended September 26, 2004 and October 2, 2005

	Nine Months Ended

	September 26, 2004(1)			October 2, 2005(2)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Statements of Income Data:
Revenues (in thousands)	$507,671	$441,773	$65,898	$595,319	$498,609	$96,710
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3%	28.2%	29.0%	27.6%	27.6%	28.0%
Labor	33.0	32.9	33.2	32.9	32.8	33.6
Partner bonus expense, imputed	0.2	0.3	0.1	0.2	0.3	0.1
Operating	14.0	13.8	15.2	15.1	14.8	16.3
Occupancy	5.3	5.2	6.2	5.4	5.3	6.0

Total restaurant operating costs	80.8	80.3	83.8	81.2	80.7	83.9
General and administrative(2)	5.1	4.8	6.9	4.9	2.1	5.0
Depreciation and amortization(2)	4.1	4.0	4.7	4.4	4.2	4.3
Preopening expense	1.1	0.9	2.5	1.1	0.8	2.5
Partner investment expense	3.2	3.1	3.6	0.6	0.5	0.7

Income (loss) from operations	5.7	6.8	(1.4)	7.8	11.6	3.6
Interest and other income, net(2)	0.0	0.1	0.0	0.2	0.1	0.0
Minority interest	(1.4)	(1.5)	(0.9)	(1.1)	(1.1)	(0.9)

	Nine Months Ended

	September 26, 2004(1)			October 2, 2005(2)

	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

	(Restated)	(Restated)	(Restated)
Income (loss) before provision for income taxes	4.3	5.3%	(2.3)%	7.0	10.6%	2.7%

Provision for income taxes	(1.2)			(2.2)

Net income	3.1%			4.8%

Certain percentage amounts do not sum to total due to rounding.

(1)	P.F. Chang’s has restated its previously reported consolidated financial statements for changes in occupancy, general and administrative, preopening and depreciation expenses for all previous periods presented due to changes in its lease accounting. See Note 1 to our unaudited consolidated financial statements.

(2)	Shared Services expenses are included in the Consolidated percentage of sales calculation for 2005 only.
     Revenues
      Consolidated revenues increased by $87.6 million, or 17.3%, to $595.3 million for the nine months ended October 2, 2005 from $507.7 million for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Revenues increased by $56.8 million at our Bistro restaurants. This increase was attributable to revenues of $19.4 million generated by new restaurants opened in 2005, a $25.1 million increase in revenues in 2005 for restaurants that opened subsequent to September 26, 2004, and a $12.3 million increase in revenues for restaurants that opened before September 26, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented in the fourth quarter of 2004.

Pei Wei: Revenues increased by $30.8 million at our Pei Wei restaurants. The increase was attributable to revenues of $8.8 million generated by new restaurants opened in 2005, a $10.0 million increase in revenues in 2005 for restaurants that opened subsequent to September 26, 2004 and a $12.0 million increase in revenues for restaurants that opened before September 26, 2004. The increase in revenues, excluding new stores, is a result of customer traffic growth and a price increase implemented during the second quarter of 2004.
     Costs and Expenses
      Cost of Sales. Consolidated cost of sales increased by $20.9 million, or 14.6%, to $164.5 million for the nine months ended October 2, 2005 from $143.6 million for the nine months ended September 26, 2004. Cost of sales decreased as a percentage of revenues to 27.6% for the nine months ended October 2, 2005 from 28.3% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.6% for the nine months ended October 2, 2005 from 28.2% for the nine months ended September 26, 2004. The decrease was primarily the result of lower poultry and dry food prices.

Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.0% for the nine months ended October 2, 2005 from 29.0% for the nine months ended September 26, 2004. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as lower poultry, produce and dry food prices.
      Labor. Consolidated labor expenses increased by $28.5 million, or 17.0%, to $195.8 million for the nine months ended October 2, 2005 from $167.3 million for the nine months ended September 26, 2004. Labor expenses decreased as a percentage of revenues to 32.9% for the nine months ended October 2, 2005 from 33.0% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: As a percentage of revenues, labor expenses at the Bistro decreased to 32.8% for the nine months ended October 2, 2005 from 32.9% for the nine months ended September 26, 2004. This decrease was mostly due to improvements in hourly labor management and lower health insurance, partially offset by the impact of lower sales on the portion of labor costs that are fixed in nature during the nine months ended October 2, 2005 compared to the nine months ended September 26, 2004.

Pei Wei: As a percentage of revenues, labor expenses increased as a percentage of sales at Pei Wei to 33.6% for the nine months ended October 2, 2005 from 33.2% for the nine months ended September 26, 2004. This increase was primarily due to labor costs associated with new openings.
      Partner Bonus Expense. Consolidated partner bonus expense, imputed, increased by $0.2 million or 10.8%, to $1.4 million for the nine months ended October 2, 2005 from $1.2 million for the nine months ended September 26, 2004. Partner bonus expense, imputed as a percentage of revenues was 0.2% for both the nine months ended October 2, 2005 and September 26, 2004. Each segment contributed as follows:

Bistro: Partner bonus expense, imputed, at the Bistro increased $0.2 million to $1.3 million for the nine months ended October 2, 2005 from $1.1 million for the nine months ended September 26, 2004. Partner bonus expense increased due to additional partners for stores opening during 2004, partially offset by a decrease in the number of partners resulting from partner buyouts occurring during the fourth quarter of 2004 and the first nine months of 2005.

Pei Wei: At Pei Wei, partner bonus expense, imputed, increased nominally to approximately $92,000 for the nine months ended October 2, 2005 from approximately $84,000 for the nine months ended September 26, 2004. This increase is primarily the result of an increase in the number of partners.
      Operating. Consolidated operating expenses increased by $18.5 million, or 26.0%, to $89.6 million for the nine months ended October 2, 2005 from $71.1 million for the nine months ended September 26, 2004. Operating expenses increased as a percentage of revenues to 15.1% for the nine months ended October 2, 2005 from 14.0% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.8% for the nine months ended October 2, 2005 from 13.8% for the nine months ended September 26, 2004. This increase was primarily due to higher utility and repair and maintenance costs.

Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.3% for the nine months ended October 2, 2005 from 15.2% for the nine months ended September 26, 2004. This increase was primarily due to higher utility, repair and maintenance expenses and take-out supplies costs.
      Occupancy. Consolidated occupancy costs increased by $5.3 million, or 19.9%, to $32.2 million for the nine months ended October 2, 2005 from $26.9 million for the nine months ended September 26, 2004. Occupancy costs as a percentage of revenues was 5.4% for the nine months ended October 2, 2005 and 5.3% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.3% for the nine months ended October 2, 2005 from 5.2% for the nine months ended September 26, 2004, primarily as a result of slightly higher property tax expense.

Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues decreased to 6.0% for the nine months ended October 2, 2005 from 6.2% for the nine months ended September 26, 2004. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature.
      General and Administrative. Consolidated general and administrative expenses, which include costs associated with supporting Bistro, Pei Wei and Shared Services increased by $3.5 million to $29.4 million for the nine months ended October 2, 2005 from $25.9 million for the nine months ended September 26, 2004.

Consolidated general and administrative expenses as a percentage of revenues was 4.9% for the nine months ended October 2, 2005 and 5.1% for the nine months ended September 26, 2004. The dollar increase was due primarily to a $2.9 million increase in compensation and benefits related to the addition of corporate management personnel, offset by a reduction of incentive accruals as well as a $0.8 million decrease in legal fees associated with a California litigation settlement, which was recorded during the first quarter of 2004.
      Depreciation and Amortization. Consolidated depreciation and amortization increased by $5.1 million, or 24.3%, to $25.9 million for the nine months ended October 2, 2005 from $20.8 million for the nine months ended September 26, 2004. Depreciation and amortization increased as a percentage of sales to 4.4% for the nine months ended October 2, 2005 from 4.1% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: At our Bistro restaurants, depreciation and amortization increased $3.4 million to $21.1 million for the nine months ended October 2, 2005 from $17.7 million for the nine months ended September 26, 2004, and increased as a percentage of revenues to 4.2% for the nine months ended October 2, 2005 from 4.0% for the nine months ended September 26, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to September 26, 2004 totaling $2.3 million for the nine months ended October 2, 2005, as well as a full nine months of depreciation and amortization on restaurants opened during the first half of 2004.

Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $1.1 million to $4.2 million for the nine months ended October 2, 2005 from $3.1 million for the nine months ended September 26, 2004, and decreased as a percentage of revenues to 4.3% for the nine months ended October 2, 2005 from 4.7% for the nine months ended September 26, 2004. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to September 26, 2004 totaling $0.8 million for the nine months ended October 2, 2005, as well as a full nine months of depreciation and amortization on restaurants opened during the first half of 2004.
      Preopening Expense. Consolidated preopening expenses for the nine months ended October 2, 2005 increased by $0.7 million to $6.5 million from $5.8 million for the nine months ended September 26, 2004. Preopening expenses as a percentage of revenues was 1.1% for both the nine months ended October 2, 2005 and September 26, 2004. Each segment contributed as follows:

Bistro: Preopening expenses were $4.1 million for both the nine months ended October 2, 2005 and September 26, 2004. Preopening costs remaining consistent is primarily a result of the opening of twelve restaurants during the first nine months of 2005 as compared to the opening of eleven restaurants during the first nine months of 2004, partially offset by costs associated with seven restaurants which opened in the fourth quarter of 2004 compared to six restaurants scheduled to open in the fourth quarter of 2005.

Pei Wei: Preopening expenses increased by $0.7 million to $2.4 million for the nine months ended October 2, 2005 from $1.7 million for the nine months ended September 26, 2004. This increase was primarily due to the opening of fifteen new Pei Weis in the first nine months of 2005 as compared to the opening of fourteen new Pei Weis in the first nine months of 2004, as well as higher costs associated with restaurants scheduled to open in new markets during 2005.
      Partner Investment Expense. Consolidated partner investment expense for the nine months ended October 2, 2005 was $3.3 million and $16.1 million for the nine months ended September 26, 2004. Partner investment expense decreased as a percentage of revenues to 0.6% for the nine months ended October 2, 2005 from 3.2% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Partner investment expense at the Bistro decreased by $11.1 million to $2.6 million for the nine months ended October 2, 2005 from $13.7 million for the nine months ended September 26, 2004. The decrease was primarily the result of the recognition of $10.9 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements during first quarter of 2004.

Pei Wei: Partner investment expense at Pei Wei decreased by $1.7 million to $0.7 million for the nine months ended October 2, 2005 from $2.4 million for the nine months ended September 26, 2004. The decrease was primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of the modification of our operating agreements during first quarter of 2004.
     Interest and Other Income, Net
      Consolidated net interest and other income increased to $1.4 million for the nine months ended October 2, 2005 from $0.2 million during the nine months ended September 26, 2004. The increase was due primarily to increased earnings on invested cash reserves for the nine months ended October 2, 2005, as compared to the nine months ended September 26, 2004 as well as insurance reimbursements resulting from hurricane damage during the third quarter of 2005.
     Minority Interest
      Consolidated minority interest decreased by $0.8 million to $6.4 million for the nine months ended October 2, 2005 from $7.2 million for the nine months ended September 26, 2004, and decreased as a percentage of revenues to 1.1% for the nine months ended October 2, 2005 from 1.4% for the nine months ended September 26, 2004. Each segment contributed as follows:

Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 1.1% for the nine months ended October 2, 2005 from 1.5% for the nine months ended September 26, 2004. The decrease was primarily due to partner buyouts occurring during the nine months ended October 2, 2005.

Pei Wei: Minority interest at Pei Wei as a percentage of revenues was 0.9% for both the nine months ended October 2, 2005 and September 26, 2004.
     Provision for Income Taxes
      Our effective tax rate for the nine months ended October 2, 2005 was 31.5%. For the nine months ended September 26, 2004, we had an income tax expense of $6.1 million, despite having income before income tax of $22.0 million. In accordance with APB 28, Interim Financial Reporting, we are to estimate our effective tax rate for the entire year and apply it to interim operating results. When a significant unusual charge occurs, such as the $12.5 million charge during first quarter of 2004 relating to the modification of our partnership agreements, the income tax effect for such a charge is to be computed separately and not included in the estimated annual effective tax rate. The unusual relationship for the nine months ended September 26, 2004 resulted from applying our estimated effective tax rate of 31.5% to operating results exclusive of the charge relating to the modification, and applying a rate of 38.5% to the charge relating to the modification. The income tax rates for the nine months ended October 2, 2005 and September 26, 2004 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
     Liquidity and Capital Resources
      P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $64.5 million and $70.3 million for the nine months ended October 2, 2005 and September 26, 2004, respectively. Net cash provided by operating activities exceeded net income for the nine months ended October 2, 2005 due principally to the effect of minority interest, depreciation and amortization and increases in accrued expenses and deferred rent, partially offset by decreases in prepaids and other current assets, accounts payable and unearned revenue. Net cash provided by operating activities exceeded net income for the nine months ended September 26, 2004 due principally to the effect of partner investment expense, minority interest and depreciation and amortization and increases in deferred income tax assets, accrued expenses and deferred rent, partially offset by a decrease in unearned revenue.

      We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the nine months ended October 2, 2005 and September 26, 2004 was $111.0 million and $64.8 million, respectively. Investing activities primarily related to capital expenditures in both periods. In the nine months ended October 2, 2005, investing activities also included purchases of investments of $34.5 million and the purchase of minority interests for $5.7 million. We intend to open 18 new Bistros in 2005, 12 of which were open as of October 2, 2005. We also intend to open 24 new Pei Wei restaurants in 2005, 15 of which were open as of October 2, 2005. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. Preopening expenses are expected to continue to average approximately $360,000 per Bistro restaurant, which excludes non-cash rent expense. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $780,000 and will continue to incur preopening costs of approximately $110,000, which excludes non-cash rent expense. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
      Net cash used in financing activities for the nine months ended October 2, 2005 was $1.2 million compared to $3.9 million for the nine months ended September 26, 2004. Financing activities in the first nine months of 2005 and the first nine months of 2004 both consisted of distributions to minority partners offset by proceeds from stock options exercised, employee stock purchases and repayment of debt.
      In December of 2002, we entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allows for borrowings up to $20.0 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). At any time, but only one time, P.F. Chang’s has the right to increase the credit facility up to the maximum aggregate principal amount of $50.0 million, provided we are in compliance with the terms of the facility. The revolving credit facility expires on December 20, 2005 and contains certain restrictions and conditions which require us to: maintain a certain minimum tangible net worth, an adjusted leverage ratio at a maximum of 3.50:1 and a minimum fixed-charge coverage ratio no less than 1.25:1. We were in compliance with these restrictions and conditions as of October 2, 2005. Shares of our subsidiary, Pei Wei Asian Diner, Inc. serve as collateral for the credit facility. We had no borrowings outstanding under the credit facility as of October 2, 2005, although $8.1 million is committed for the issuance of letters of credit which are required by insurance companies for our workers compensation and general liability insurance policies.
      Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2005. In the event that additional capital is required, we will first access our existing credit facility. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all. Total capital expenditures for 2005, including build-out costs associated with our new corporate office building, are anticipated to be approximately $80 million.
      As of October 2, 2005, there were 203 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the nine months ended October 2, 2005, we purchased 23 of these partnerships in their entirety, eight partial interests and declined to purchase eight interests of minority partners that were available for purchase according to the terms of the partnership agreements. These purchases totaled approximately $13.8 million. Of the total purchase price, approximately $5.7 million was paid in cash, while the majority of the remaining balance has been recorded as amounts due to related parties on the balance sheet at October 2, 2005. During the remainder of 2005, we will have the opportunity to purchase three additional partnership interests. If all of these interests are purchased in their entirety, the total purchase price would approximate less than $0.5 million based upon the estimated fair value of the respective interests at October 2, 2005. In addition, during the fourth quarter of 2005, we will be purchasing one additional partner’s interest, which was available for purchase under the partnership agreements prior to October 2, 2005, for approximately $1.5 to $2.0 million. Such amounts are subject to change based upon changes in the estimated fair value of the respective interests from October 2, 2005 through the date of purchase. If all of these interests are purchased by P.F. Chang’s during the remainder of 2005, the estimated financial impact would be an increase to earnings per share of less than $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
      Additionally, we anticipate the Pei Wei stock transaction contemplated for the first quarter of 2006, as more fully discussed in Note 3 to our unaudited consolidated financial statements, will have a cash impact; however, the cash impact is not determinable at this time.
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
      We operated 125 full service, or Bistro, restaurants and 68 limited service, or Pei Wei, restaurants, as of October 2, 2005, 40 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.
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
      Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 193 restaurants as of October 2, 2005. We expect to open 18 Bistros and 24 Pei Wei restaurants in 2005 and 19 new Bistros and 30 new Pei Wei restaurants in fiscal 2006. Our ability to expand successfully will depend on a number of factors, including:

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
      A change in market prices exposes us to market risk related to our short-term investments. We held approximately $39.5 million in available-for-sale marketable securities as of October 2, 2005. A hypothetical 10% decline in the market value of those securities would result in a $4.0 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows unless the securities were disposed of.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None

Item 5.	Other Information
      None

Item 6.	Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(6)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(5)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
†10	.23(9)	Key Employee Stock Purchase Plan and forms of Agreement there under.

Exhibit
Number		Description Document

†10	.24(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
21	.1(10)	List of subsidiaries.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(6)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated July 6, 2005.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(10)	Incorporated by reference to the Registrant’s Form 10-K dated April 1, 2005.

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

Kristina K. Cashman
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer
Date: October 26, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.1(2)	Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(6)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(5)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.
10	.22(8)	Line of Credit Agreement between the Company and Bank of America dated December 20, 2002.
†10	.23(9)	Key Employee Stock Purchase Plan and forms of Agreement there under.
†10	.24(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
21	.1(10)	List of subsidiaries.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(6)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated July 6, 2005.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 23, 2002.

(9)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(10)	Incorporated by reference to the Registrant’s Form 10-K dated April 1, 2005.