Form 10-K
period 2006-01-01
P F CHANGS CHINA BISTRO INC
filed 2006-02-15
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-25123

P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0815086 (I.R.S. Employer Identification No.)

7676 East Pinnacle Peak Road Scottsdale, AZ (Address of principal executive offices)	85255 (Zip Code)

Registrant’s telephone number, including area code:
(480) 888-3000

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No

The aggregate market value of the registrant’s common stock as of the last day of the second fiscal quarter, July 3, 2005, is $944,412,845.

On February 10, 2006 there were outstanding 26,487,142 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 5, 2006 are incorporated by reference into Part III of this Report.

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

As of January 1, 2006, P.F. Chang’s owned and operated 131 full service, or Bistro, restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China.

We also owned and operated 77 limited service, or Pei Wei, restaurants as of January 1, 2006. Pei Wei was developed to maintain the same spirit of hospitality and commitment to providing fresh, high quality Asian food at a great value that has made P.F. Chang’s successful. Pei Wei was designed as well to keep up with today’s lifestyles and serve as a place for comfortable, everyday eating. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.

Concept and Strategy

P.F. Chang’s objectives are to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is our management philosophy which allows regional managers, certain general managers and certain executive chefs to become partners at the inception of each restaurant’s business and participate in the cash flows of the restaurants for which they have responsibility. We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States. We intend to continue our expansion program and believe the management equity participation provided by our partnership programs should position us to continue this expansion without sacrificing restaurant-level operating performance and return on investment.

Menu

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style ducklings and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs. MSG is not added to any ingredients at P.F. Chang’s.

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

The Bistro’s entrées range in price from $7.95 to $18.95, and our appetizers range in price from $2.95 to $8.95. The average check per guest, including alcoholic beverages, is approximately $18.00 to $19.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 16% of revenues. Lunch and dinner contribute approximately 33% and 67% of revenues, respectively.

The menu for our limited service concept, Pei Wei, also offers a variety of intensely flavored culinary creations; however, this menu is more concise and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Minced Chicken in Soothing Lettuce Wraps and Orange Peel Beef, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls and Pei Wei Pad Thai.

Entrées at Pei Wei range in price from $6.25 to $9.00, with appetizers ranging from $2.95 to $6.95. We offer a limited selection of beer and wine which comprises approximately 2% of total sales. Take-away sales comprise approximately 39% of Pei Wei’s total revenues. The average check for a guest eating in at Pei Wei, including beer and wine sales, ranges from $8.50 to $9.50. Lunch and dinner contribute approximately 44% and 56% of revenues, respectively.

Operations

We utilize a partnership structure to facilitate the development, leadership and operation of our restaurants. We have entered into a series of partnership agreements with all of our regional managers and with those of our general managers and executive chefs who choose to invest. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for their percentage interest in the partnership. We do not finance any partner capital contributions. For this capital contribution, the partner receives an ownership interest generally ranging from two to ten percent in a specific restaurant or region. Each partner shares in the income or loss of the restaurant or region they invest in based solely on their percentage interest purchased.

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

P.F. Chang’s has a comprehensive eight-week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations, and administration. All salaried hospitality and culinary management personnel are required to successfully complete all sections of their program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification.

The general managers are responsible for selecting hourly employees for their restaurants. The general managers are responsible for administering our hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

A typical staff at Pei Wei consists of a general manager, one kitchen manager, one or two managers, as well as approximately 45 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager works collaboratively with the general manager in regards to product quality, purchasing, food cost and kitchen labor costs.

Pei Wei uses a comprehensive nine-week management training program, which consists of six weeks of hands-on culinary functions and culinary management, with the remaining three weeks focusing on service strategies specific to dine-in and take-away service, guest and employee relations and administration. Upon completion of training, each new manager must complete a comprehensive culinary and overall operations certification.

Pei Wei hourly employees also go through a week long comprehensive training program that focuses on the culinary knowledge required for the specific position. After completion of the program, each trainee is required to complete a position certification prior to serving our guests.

Marketing

P.F. Chang’s focuses its business strategy on providing high quality, Asian cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of the restaurant, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits.

To retain and attract new customers, P.F. Chang’s utilizes a mix of marketing strategies including paid advertising, public relations and local community involvement. We use radio, print and outdoor advertising campaigns to build national, regional and local brand awareness. Our public and community relations initiatives include: specialty programs such as concierge and accommodation programs, participation in and support of community events and organizations, non-profit benefits and auctions, chef demonstrations and cooking classes.

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

Management Information Systems

P.F. Chang’s utilizes an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point of sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, which enables senior management to continually monitor operating results. We believe that our current point-of-sales system will be an adequate platform to support our continued expansion.

Purchasing

P.F. Chang’s purchasing programs provide our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for our products. These contracts generally average in duration from two to twelve months. With the exception of a portion of our commodities, like produce, which is purchased locally, we utilize Distribution Market Advantage as the primary distributor of product to all of our restaurants. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. We believe that competitively priced alternative distribution sources are available should they become necessary. Asian-specific ingredients, primarily spices and sauces, are usually sourced directly from

Hong Kong, China, Taiwan and Thailand. We have developed an extensive network of importers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

At January 1, 2006, P.F. Chang’s employed approximately 21,800 persons, 240 of whom were corporate office personnel, 1,430 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

P.F. Chang’s believes that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available on our website.

Access to Information

Our Internet address is www.pfchangs.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a),15(d) or 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

We operated 131 full service, or Bistro, restaurants and 77 limited service, or Pei Wei, restaurants, as of January 1, 2006, 42 of which have been opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

The inability to develop and construct our restaurants within projected budgets and time periods will adversely affect our business and financial condition.

Each of our full service and limited service restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

•	landlord delays;

•	labor disputes;

•	shortages of materials and skilled labor;

•	weather interference;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations;

•	modifications in design to the size and scope of the projects; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are not able to develop additional Bistro and Pei Wei restaurants within anticipated budgets or time periods, our business, financial condition, results of operations or cash flows will be adversely affected.

Development is critical to our success.

Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 208 restaurants as of January 1, 2006. We expect to open 19 Bistros, 30 Pei Wei restaurants and one new concept restaurant in fiscal 2006. Our ability to expand successfully will depend on a number of factors, including:

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

Many of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, many of our employees work in restaurants located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. During 2005, three states, including Florida, New Jersey and Illinois, increased their minimum wage to $6.15, $6.15 and $6.50, respectively. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. The possibility exists that the federal minimum wage or the minimum subject to other jurisdictions will be increased in the near future. These minimum wage increases may have a material adverse effect on P.F. Chang’s business, financial condition, results of operations or cash flows.

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

Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time. We cannot assure you that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.

Our country’s economic condition affects our customers’ levels of discretionary spending. A decrease in discretionary spending due to decreases in consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and operating results.

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

Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could taint public perception of our brand.

Approximately 16% of our revenues at the Bistro and 2% at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method will have a significant negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.

Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Our financial results may also fluctuate significantly as a result of our accounting for certain aspects of our partnership program.

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

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our commodities, like produce, which is purchased locally by each restaurant, we rely on Distribution Market Advantage as the primary distributor of our ingredients. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase in 2006. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies. We self-insure a substantial portion of our workers compensation, general liability and health care costs and unfavorable changes in trends could also have a negative impact on our profitability.

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

Special Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-K and the documents we incorporate by reference constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the adequacy of anticipated sources of cash to fund our future capital requirements and development of new restaurants. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.

Item 2.	Properties

The following table depicts existing Bistros as of the date of this 10-K.

	Number of	Average Square
State	Locations	Footage

Alabama	1	6,650
Arizona	7	6,650
Arkansas	1	7,250
California	25	6,700
Colorado	7	6,750
Florida	9	6,600
Georgia	3	5,950
Idaho	1	6,400
Illinois	4	7,550
Indiana	2	7,050
Iowa	1	7,100
Kansas	1	6,500
Kentucky	1	7,500
Louisiana	1	6,200
Massachusetts	1	5,750
Maryland	2	6,750
Michigan	3	6,750
Minnesota	2	7,150
Missouri	3	7,000

	Number of	Average Square
State	Locations	Footage

North Carolina	3	6,850
Nebraska	1	7,100
New Jersey	3	7,750
New Mexico	1	7,450
Nevada	5	8,600
New York	3	7,000
Ohio	6	6,800
Oklahoma	2	7,500
Oregon	3	6,600
Pennsylvania	2	7,200
Tennessee	4	6,750
Texas	13	6,800
Utah	2	5,300
Virginia	4	6,750
Washington	3	6,750
Wisconsin	2	6,450

	132	6,850

The following table depicts existing Pei Wei locations as of the date of this 10-K.

	Number of	Average Square
State	Locations	Footage

Arizona	16	3,000
California	9	3,250
Colorado	4	3,100
Florida	3	3,100
Maryland	2	3,150
Minnesota	3	3,200
Nevada	3	3,050
New Mexico	1	3,350
North Carolina	2	2,950
Oklahoma	3	3,200
Tennessee	1	3,300
Texas	31	3,250
Utah	2	3,250

	80	3,200

In 2006, P.F. Chang’s intends to open 19 Bistros (most in existing markets, plans to enter nine new markets), 30 Pei Weis (most in existing markets and plans to enter seven new markets) and one new concepts restaurant. As of the date of this 10-K, one of the 19 planned new Bistros and three of the 30 planned new Pei Weis were open.

Expansion Strategy and Site Selection

P.F. Chang’s is actively developing Bistro and Pei Wei restaurants in both new and existing markets and has planned an expansion strategy targeted at major metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment and strip centers. We also continue to explore opportunities for expansion in the Asian niche with additional concepts, including one for which we have begun initial concept development and which we plan to open its first location sometime in 2006.

We intend to continue to develop Bistros that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total capitalized investment of approximately $4.1 million per restaurant (which has been reduced by an estimate of landlord reimbursements). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million (which has been reduced by an estimate of landlord reimbursements). Preopening expenses are expected to average approximately $400,000 per restaurant during 2006, which includes approximately $50,000 per restaurant in additional preopening rent during construction as is more fully discussed in Note 1 to our consolidated financial statements. We currently lease the sites for all of our Bistro restaurants and do not intend to purchase real estate for our sites in the future.

We intend to continue to develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistro’s established brand identity. The restaurants will be approximately 2,800 to 3,400 square feet in size and will require, on average, a total capitalized investment of approximately $1.8 million per restaurant (which has been reduced by an estimate of landlord reimbursements). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to approximate $785,000 per restaurant (which has been reduced by an estimate of landlord reimbursements). Preopening expenses are expected to average approximately $142,000 per restaurant during 2006, which includes approximately $24,000 per restaurant in additional preopening rent during construction as is more fully discussed in Note 1 to our consolidated financial statements. We currently lease the sites for all of our Pei Wei restaurants and do not intend to purchase real estate for our sites in the future.

We also expect that for each new restaurant opened in 2006 that we will incur compensation charges relating to our partnership program totaling approximately $218,000 for each Bistro unit depending on the total percentage interests purchased by minority partners and approximately $59,000 for each Pei Wei unit if all eligible employees elect to invest as minority partners.

Current restaurant leases have expiration dates ranging from 2007 to 2024, with the majority of the leases providing for at least one five-year renewal option. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum contractual levels at the particular location. Most of the leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

P.F. Chang’s corporate offices are currently located in a 50,000 square foot office building located in Scottsdale, Arizona. The land and building were purchased in September 2004 for $9.2 million.

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

Quarter Ended	High	Low

March 28, 2004	52.24	46.27
June 27, 2004	51.93	41.87
September 26, 2004	46.07	39.50
January 2, 2005	57.87	44.80
April 3, 2005	60.34	52.25
July 3, 2005	62.30	52.90
October 2, 2005	65.12	43.25
January 1, 2006	53.90	42.92

P.F. Chang’s has not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

On February 10, 2006, there were 118 holders of record of P.F. Chang’s common stock.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Consolidated Financial Data

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2001	2002	2003	2004(1)	2005
	(In thousands, except per share data)

Statement of Income Data:
Revenues	$306,441	$406,609	$539,917	$706,941	$809,153
Costs and expenses:
Restaurant operating costs:
Cost of sales	86,368	112,571	152,788	200,736	224,634
Labor	98,086	134,728	176,428	233,325	267,681
Operating	41,597	55,293	73,660	99,528	122,742
Occupancy	18,716	24,129	28,914	37,693	42,793

Total restaurant operating costs	244,767	326,721	431,790	571,282	657,850
General and administrative	16,316	20,513	28,692	34,662	39,181
Depreciation and amortization	12,476	15,847	21,817	29,155	36,950
Preopening expense	5,180	6,428	8,790	7,995	9,248
Partner investment expense(2)	2,744	5,798	4,196	17,671	4,800

Income from operations	24,958	31,302	44,632	46,176	61,124
Interest income and other income, net	900	41	466	612	1,841

Income before minority interest and provision for income taxes	25,858	31,343	45,098	46,788	62,965
Minority interest	(4,558)	(5,243)	(7,887)	(10,078)	(8,227)

Income before provision for income taxes	21,300	26,100	37,211	36,710	54,738
Provision for income taxes	(7,530)	(8,875)	(12,424)	(10,656)	(16,942)

Net income	$13,770	$17,225	$24,787	$26,054	$37,796
Basic net income per share	$0.58	$0.70	$0.98	$1.01	$1.44

Diluted net income per share	$0.54	$0.66	$0.94	$0.98	$1.40

Shares used in calculation of basic net income per share	23,728	24,688	25,345	25,727	26,271

Shares used in calculation of diluted net income per share	25,470	25,924	26,250	26,575	27,000

	As of	As of	As of	As of	As of
	December 30,	December 29,	December 28,	January 2,	January 1,
	2001	2002	2003	2005	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$20,799	$39,089	$45,478	$66,409	$31,948
Short-term investments (including restricted short-term investments)	13,300	3,800	5,000	5,000	42,410
Total assets	191,338	238,850	303,821	383,515	466,662
Long-term debt	1,644	1,441	136	545	5,360
Common stockholders’ equity	133,296	168,019	204,332	244,957	293,898

(1)	P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2001, 2002, 2003 and 2005 each were comprised of 52 weeks. Fiscal year 2004 was comprised of 53 weeks.

(2)	Partner investment expense increased during 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 1 to our consolidated financial statements.

No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of January 1, 2006, we owned and operated 131 full service restaurants, or Bistros, that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.

As of January 1, 2006, we also owned and operated 77 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.

We intend to open 19 new Bistros in 2006. We will continue our development in existing markets and plan to enter nine new markets in 2006. We have signed lease agreements for all of our development planned for fiscal 2006. We intend to continue to develop full service restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $4.1 million per restaurant (which have been reduced by an estimate of landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $400,000 per restaurant during 2006, which includes approximately $50,000 per restaurant in additional preopening rent during construction as is more fully discussed in Note 1 to our consolidated financial statements.

We also intend to open 30 Pei Wei restaurants in 2006. We will continue our development in existing markets and plan to enter seven new markets in 2006. Our Pei Wei restaurants are generally around 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $785,000 and total invested capital of approximately $1.8 million per restaurant (which have been reduced by an estimate of landlord reimbursements). Preopening expenses are expected to average approximately $142,000 per restaurant during 2006, which includes approximately $24,000 per restaurant in additional preopening rent as is more fully discussed in Note 1 to our consolidated financial statements.

Results of Operations

The operating results of P.F. Chang’s for the fiscal years ended January  2, 2005 (fiscal year 2004) and January 1, 2006 (fiscal year 2005), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2004			Fiscal Year 2005(1)
	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.4	28.3	28.9	27.8	27.7	28.0
Labor	33.0	32.9	33.5	33.1	32.9	34.0
Operating	14.1	13.9	15.1	15.2	14.9	16.5
Occupancy	5.3	5.2	6.1	5.3	5.1	6.0

Total restaurant operating costs	80.8	80.4	83.6	81.3	80.7	84.5
General and administrative	4.9	4.7	6.4	4.8	2.1	4.8
Depreciation and amortization	4.1	4.1	4.6	4.6	4.5	4.5
Preopening expense	1.1	1.0	2.2	1.1	0.9	2.4
Partner investment expense	2.5	2.5	2.7	0.6	0.5	1.0

Income from operations	6.5	7.5	0.4	7.6	11.4	2.8
Interest and other income (expense), net	0.1	0.1	0.0	0.2	0.0	0.0
Minority interest	(1.4)	(1.5)	(0.9)	(1.0)	(1.1)	(0.8)

Income (loss) before provision for income taxes	5.2	6.1%	(0.5)%	6.8	10.4%	2.0%

Provision for income taxes	(1.5)			(2.1)

Net income	3.7%			4.7%

Certain percentage amounts do not sum to total due to rounding.

(1)	Shared Services and Other expenses are included in the Consolidated percentage of revenues calculation for 2005 only. Prior to 2005, similar expenses were generally presented within Bistro.

P.F. Chang’s operates on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal year 2004 was comprised of 53 weeks, and fiscal year 2005 was comprised of 52 weeks.

Year Ended January 1, 2006 Compared to Year Ended January 2, 2005

Revenues

P.F. Chang’s revenues are derived from food and beverage sales. Consolidated revenues increased by $102.3 million, or 14.5%, to $809.2 million for the year ended January 1, 2006 from $706.9 million for the year ended January 2, 2005. As noted above, fiscal year 2004 was comprised of 53 weeks, and fiscal year 2005 was comprised of 52 weeks. Each segment contributed as follows:

Bistro:  Revenues increased by $63.7 million at our Bistro restaurants. This increase was attributable to revenues of $37.7 million generated by 18 new restaurants opened in 2005 and a $39.2 million increase in revenues in 2005 for 18 restaurants that opened in 2004, offset by a $13.2 million decrease in revenues for restaurants opened prior to 2004. The decrease in revenues for stores open prior to 2004 was due to one less week included in fiscal year 2005 partially offset by a price increase implemented in the fourth quarter of 2004.

Pei Wei:  Revenues increased by $38.6 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $17.8 million generated by our 24 new restaurants opened in 2005, an $18.9 million increase in revenues in 2005 for the 20 restaurants that opened in 2004 and a $1.9 million increase in revenues for restaurants opened prior to 2004. The increase in revenues, excluding the impact of new stores and full year revenues for 2004 openings, resulted from customer traffic growth and a price increase implemented during the second quarter of 2004 partially offset by one less week included in fiscal year 2005.

Costs and Expenses

Cost of Sales.  Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $23.9 million, or 11.9%, to $224.6 million for the year ended January 1, 2006 from $200.7 million for the year ended January 2, 2005. Cost of sales decreased as a percentage of revenues to 27.8% for the year ended January 1, 2006 from 28.4% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  Cost of sales at the Bistro decreased as a percentage of revenues to 27.7% for the year ended January 1, 2006 from 28.3% for the year ended January 2, 2005. This decrease was primarily the result of lower poultry, dry food and produce costs, offset partially by slightly higher seafood prices.

Pei Wei:  Cost of sales at Pei Wei decreased as a percentage of revenues to 28.0% for the year ended January 1, 2006 from 28.9% for the year ended January 2, 2005. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as lower poultry and produce costs, offset partially by higher seafood prices.

Labor.  Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Consolidated labor expenses increased by $34.4 million, or 14.7%, to $267.7 million for the year ended January 1, 2006 from $233.3 million for the year ended January 2, 2005. Labor expenses as a percentage of revenues increased to 33.1% for the year ended January 1, 2006 from 33.0% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  As a percentage of revenues, labor expenses at the Bistro remained consistent as a percentage of revenues at 32.9% for both years ended January 1, 2006 and January 2, 2005. This was a result of favorable trends in our workers compensation insurance costs, offset by the impact of lower sales on the portion of labor costs that are fixed in nature.

Pei Wei:  As a percentage of revenues, labor expenses at Pei Wei increased to 34.0% for the year ended January 1, 2006 from 33.5% for the year ended January 2, 2005. This increase was primarily due to the impact of labor costs associated with new openings, offset partially by favorable trends in our workers compensation insurance costs.

Operating.  Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to six months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $23.2 million, or 23.3%, to $122.7 million for the year ended January 1, 2006 from $99.5 million for the year ended January 2, 2005. Operating expenses increased as a percentage of revenues to 15.2% for the year ended January 1, 2006 from 14.1% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.9% for the year ended January 1, 2006 from 13.9% for the year ended January 2, 2005. This increase was primarily the result of higher utility costs, repairs and maintenance costs and take-out supplies costs.

Pei Wei:  Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.5% for the year ended January 1, 2006 from 15.1% for the year ended January 2, 2005. This increase was primarily the result of higher utility costs, repairs and maintenance costs and take-out supplies costs.

Occupancy.  Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $5.1 million, or 13.5%, to $42.8 million for the year ended January 1, 2006 from $37.7 million for the year ended January 2, 2005.

Occupancy costs as a percentage of revenues was 5.3% for both years ended January 1, 2006 and January 2, 2005. Each segment contributed as follows:

Bistro:  Occupancy costs at the Bistro as a percentage of revenues decreased to 5.1% for the year ended January 1, 2006 from 5.2% for the year ended January 2, 2005. The decrease was related primarily to a cumulative adjustment for capital lease assets, which is immaterial to all prior years, partially offset by higher property tax expense.

Pei Wei:  Occupancy costs at Pei Wei decreased as a percentage of revenues to 6.0% for the year ended January 1, 2006 from 6.1% for the year ended January 2, 2005. This decrease was primarily the result of increased sales leverage achieved on those occupancy costs that are fixed in nature, slightly offset by higher property tax expense.

General and Administrative.  General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses, which include costs associated with Bistro, Pei Wei and Shared Services and Other, increased by $4.5 million, or 13.0%, to $39.2 million for the year ended January 1, 2006 from $34.7 million for the year ended January 2, 2005. Consolidated general and administrative expenses decreased as a percentage of revenues to 4.8% for the year ended January 1, 2006 from 4.9% for the year ended January 2, 2005. The dollar increase was due primarily to a $3.6 million increase in compensation and benefits related to the addition of corporate management personnel, $0.6 million in costs associated with the development of an additional Asian concept and increased administrative expenses associated with supporting our expanding operations, partially offset by a $1.0 million reduction of incentive accruals and the $0.8 million decrease in legal fees associated with the settlement of California litigation, which was recorded during the first quarter of 2004.

Depreciation and Amortization.  Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets. Consolidated depreciation and amortization increased by $7.8 million, or 26.7%, to $37.0 million for the year ended January 1, 2006 from $29.2 million for the year ended January 2, 2005. Depreciation and amortization as a percentage of revenues was 4.6% for the year ended January 1, 2006 and 4.1% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  At our Bistro restaurants, depreciation and amortization increased by $5.3 million to $30.1 million for the year ended January 1, 2006 from $24.8 million for the year ended January 2, 2005. This increase was primarily due to depreciation and amortization on restaurants opened in 2005 totaling $1.6 million, a full year’s depreciation and amortization on restaurants opened in 2004, which resulted in an increase of $2.8 million, an increase in amortization of intangible assets of $0.6 million, a $1.1 million increase relating to a cumulative adjustment for capital lease assets, which is immaterial to all prior years, offset partially by a $0.6 million reduction related to the transfer of assets to Shared Services and Other, and a reduction related to the impact of 52 weeks of expense in 2005 compared to 53 weeks of expense in 2004.

Pei Wei:  At our Pei Wei restaurants, depreciation and amortization increased by $1.6 million to $6.0 million for the year ended January 1, 2006 from $4.4 million for the year ended January 2, 2005. This increase was primarily due to depreciation and amortization on restaurants opened in 2005 totaling $0.8 million, a full year’s depreciation and amortization on restaurants opened in 2004, which resulted in an increase of $1.1 million, offset partially by a $0.2 million reduction related to the transfer of assets to Shared Services and Other, and a reduction related to the impact of 52 weeks of expense in 2005 compared to 53 weeks of expense in 2004.

Preopening Expense.  Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Also included in preopening expense is the accrual for straight-line rent recorded for the period between construction completion and the restaurant opening date, which generally approximates two weeks. We expect this preopening rent to increase in 2006 due to expensing rent during construction as is more fully discussed in Note 1 to our consolidated financial statements. Consolidated preopening expenses for the year ended January 1, 2006 increased by $1.2 million, or 15.7%, to $9.2 million from $8.0 million for the year ended January 2, 2005. Preopening expenses as a percentage of revenues were 1.1% for both years ended January 1, 2006 and January 2, 2005. Each segment contributed as follows:

Bistro:  Preopening expenses increased by $0.1 million to $6.0 million for the year ended January 1, 2006 from $5.9 million for the year ended January 2, 2005. The increase was primarily due to the differences in timing of restaurant openings in these two periods.

Pei Wei:  Preopening expenses increased by $1.1 million to $3.2 million for the year ended January 1, 2006 from $2.1 million for the year ended January 2, 2005. This increase was primarily due to opening 24 Pei Weis in 2005 as compared to 20 Pei Weis in 2004, as well as higher than average preopening costs for our 2005 openings due to landlord delays and development in new markets compared to 2004 openings.

Partner Investment Expense.  Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we expensed all unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense for the year ended January 1, 2006 decreased by $12.9 million to $4.8 million from $17.7 million for the year ended January 2, 2005. Partner investment expense decreased as a percentage of revenues to 0.6% for the year ended January 1, 2006 from 2.5% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  Partner investment expense at the Bistro decreased by $11.6 million to $3.5 million for the year ended January 1, 2006 from $15.1 million for the year ended January 2, 2005. This decrease was primarily the result of the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, an expense reduction during 2005 relating to the decrease in fair value of partner’s interest at inception compared to fair value at the buyout date and the impact of offering a lower percentage interest to our partners for each 2005 opening versus 2004 openings.

Pei Wei:  Partner investment expense at Pei Wei decreased by $1.3 million to $1.3 million for the year ended January 1, 2006 from $2.6 million for the year ended January 2, 2005. This decrease was primarily the result of the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, offset by increased openings during 2005.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net increased by $1.2 million to $1.8 million for the year ended January 1, 2006 from $0.6 million for the year ended January 2, 2005. The increase was due primarily to increased earnings on invested cash reserves for the year ended January 1, 2006 as compared to the year ended January 2, 2005.

Minority Interest

Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also had minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary as of January 1, 2006. Consolidated minority interest for the year ended January 1, 2006 decreased by $1.9 million, or 18.4%, to $8.2 million from $10.1 million for the year ended January 2, 2005. As a percentage of revenues, minority interest was 1.0% for the year ended January 1, 2006 and 1.4% for the year ended January 2, 2005. Each segment contributed as follows:

Bistro:  Minority interest at the Bistro decreased as a percentage of revenues to 1.1% for the year ended January 1, 2006 from 1.5% for the year ended January 2, 2005. The decrease was due to the impact of partner buyouts occurring during the year ended January 1, 2006 as well as lower operating results in fiscal 2005.

Pei Wei:  Minority interest at Pei Wei decreased slightly as a percentage of revenues to 0.8% for the year ended January 1, 2006 from 0.9% for the year ended January 2, 2005.

Provision for Income Taxes

Our effective tax rate was 31.0% for 2005 and 29.0% for 2004. In accordance with Accounting Principles Board No. 28, Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements and the $750,000 charge relating to a legal settlement, the income tax effect for such charges is computed separately and not included in the estimated annual effective tax rate. The income tax rates for the years ended January 1, 2006 and January 2, 2005 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

The operating results of P.F. Chang’s for the fiscal years ended December  28, 2003 (fiscal year 2003) and January 2, 2005 (fiscal year 2004), expressed as a percentage of revenues, were as follows:

	Fiscal Year 2003			Fiscal Year 2004
	Consolidated	Bistro	Pei Wei	Consolidated	Bistro	Pei Wei

Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3	28.2	29.6	28.4	28.3	28.9
Labor	32.7	32.6	33.6	33.0	32.9	33.5
Operating	13.6	13.6	14.3	14.1	13.9	15.1
Occupancy	5.4	5.2	6.3	5.3	5.2	6.1

Total restaurant operating costs	80.0	79.5	83.9	80.8	80.4	83.6
General and administrative	5.3	5.1	7.4	4.9	4.7	6.4
Depreciation and amortization	4.0	4.0	4.5	4.1	4.1	4.6
Preopening expense	1.6	1.4	3.3	1.1	1.0	2.2
Partner investment expense	0.8	0.8	0.5	2.5	2.5	2.7

Income (loss) from operations	8.3	9.1	0.4	6.5	7.5	0.4
Interest and other income (expense), net	0.1	0.1	0.0	0.1	0.1	0.0
Minority interest	(1.5)	(1.5)	(1.0)	(1.4)	(1.5)	(0.9)

Income (loss) before provision for income taxes	6.9	7.7%	(0.6)%	5.2	6.1%	(0.5)%

Provision for income taxes	(2.3)			(1.5)

Net income	4.6%			3.7%

Certain percentage amounts do not sum to total due to rounding.

Fiscal year 2003 was comprised of 52 weeks, and fiscal year 2004 was comprised of 53 weeks.

Year Ended January 2, 2005 Compared to Year Ended December 28, 2003

Revenues

Consolidated revenues increased by $167.0 million, or 30.9%, to $706.9 million for the year ended January 2, 2005 from $539.9 million for the year ended December 28, 2003. As noted above, fiscal year 2004 was comprised of 53 weeks, and fiscal year 2003 was comprised of 52 weeks. Each segment contributed as follows:

Bistro:  Revenues increased by $124.9 million at our Bistro restaurants. This increase was attributable to revenues of $44.1 million generated by new restaurants opened in 2004, a $55.6 million increase in revenues in 2004 for restaurants that opened in 2003 and a $25.2 million increase in revenues for restaurants opened prior to 2003. The increase in revenues, excluding new stores, is attributable to a 1% price increase in the second quarter of 2004, increased customer traffic growth as well as one additional week of revenues during 2004 as noted above.

Pei Wei:  Revenues increased by $42.1 million at our Pei Wei restaurants. The increase was primarily attributable to revenues of $23.6 million generated by our 20 new restaurants opened in 2004, a $17.1 million increase in revenues in 2004 for the 17 restaurants that opened in 2003 and an approximate $1.4 million increase in revenues for restaurants opened prior to 2003. The increase in revenues for restaurants opened prior to 2003 was due to a price increase of approximately 1.5% implemented during the second quarter of 2004 as well as one additional week of revenues during 2004 as noted above.

Costs and Expenses

Cost of Sales.  Consolidated cost of sales increased by $47.9 million, or 31.4%, to $200.7 million for the year ended January 2, 2005 from $152.8 million for the year ended December 28, 2003. Cost of sales increased as a percentage of revenues to 28.4% for the year ended January 2, 2005 from 28.3% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro:  Cost of sales at the Bistro increased as a percentage of revenues to 28.3% for the year ended January 2, 2005 from 28.2% for the year ended December 28, 2003. This increase was primarily the result of higher meat, oil and rice prices, partially offset by lower seafood and produce prices.

Pei Wei:  Cost of sales at Pei Wei decreased as a percentage of revenues to 28.9% for the year ended January 2, 2005 from 29.6% for the year ended December 28, 2003. This decrease was primarily attributable to improved purchasing efficiencies associated with a more mature store base as well as a decrease in seafood and produce prices, slightly offset by higher meat, oil and rice prices.

Labor.  Consolidated labor expenses increased by $56.9 million, or 32.2%, to $233.3 million for the year ended January 2, 2005 from $176.4 million for the year ended December 28, 2003. Labor expenses as a percentage of revenues increased to 33.0% for the year ended January 2, 2005 from 32.7% for the year ended December 28, 2003. Each segment contributed as follows:

Bistro:  As a percentage of revenues, labor expenses at the Bistro increased to 32.9% for the year ended January 2, 2005 from 32.6% for the year ended December 28, 2003. This increase was a result of increased insurance costs due to additional employees enrolled in medical and dental plans as well as an increase in our contribution towards hourly employee health insurance costs.

Pei Wei:  As a percentage of revenues, labor expenses at Pei Wei decreased to 33.5% for the year ended January 2, 2005 from 33.6% for the year ended December 28, 2003. This decrease was a result of improvement in efficiencies given a more mature restaurant base offset by increased insurance costs as well as an increase in our contribution towards hourly employee health insurance costs.

Operating.  Consolidated operating expenses increased by $25.8 million, or 35.1%, to $99.5 million for the year ended January 2, 2005 from $73.7 million for the year ended December 28, 2003. Operating expenses increased as a percentage of revenues to 14.1% for the year ended January 2, 2005 from 13.6% for the year ended December 28, 2003. Each segment contributed as follows:

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

Bistro:  Preopening expenses decreased by $1.1 million to $5.9 million for the year ended January 2, 2005 from $7.0 million for the year ended December 28, 2003. The decrease is primarily due to lower than average preopening costs for our 2004 openings as compared to 2003 openings. There were 18 Bistros opened in each of 2004 and 2003.

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

Bistro:  Partner investment expense at the Bistro increased by $11.2 million to $15.1 million for the year ended January 2, 2005 from $3.9 million for the year ended December 28, 2003. This increase was primarily the result of the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004.

Pei Wei:  Partner investment expense at Pei Wei increased by $2.3 million to $2.6 million for the year ended January 2, 2005 from $0.3 million for the year ended December 28, 2003. This increase was primarily the result of the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004.

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

Bistro:  Minority interest at the Bistro as a percentage of revenues remained at 1.5% for both years ended January 2, 2005 and December 28, 2003, as expected.

Pei Wei:  Minority interest at Pei Wei as a percentage of revenues was 0.9% for the year ended January 2, 2005 and 1.0% for the year ended December  28, 2003.

Provision for Income Taxes

Our effective tax rate for 2004 was 29.0%. In accordance with APB 28 Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements and the $750,000 charge relating to a legal settlement, the income tax effect for such charges is computed separately and not included in the estimated annual effective tax rate. For 2003, the effective tax rate was 33.5%. The income tax provision for 2003 and 2004 differed from the expected provision for income taxes, derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Quarterly Results

The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two-year period ended January 1, 2006, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

The operating results of P.F. Chang’s for such eight fiscal quarters were as follows:

	Fiscal 2004				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$164,056	$169,602	$174,013	$199,270	$194,214	$198,056	$203,049	$213,834
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.6%	28.2%	28.1%	28.7%	27.8%	27.5%	27.6%	28.1%
Labor	33.5	33.5	32.6	32.5	32.9	32.9	33.6	33.0
Operating	13.8	14.0	14.2	14.3	14.6	15.0	15.6	15.5
Occupancy	5.2	5.3	5.4	5.4	5.3	5.4	5.5	4.9

Total restaurant operating costs	81.1	81.1	80.3	80.9	80.6	80.8	82.3	81.5
General and administrative	5.3	4.9	5.1	4.4	5.2	5.1	4.6	4.6
Depreciation and amortization	4.0	4.1	4.2	4.2	4.2	4.3	4.6	5.2
Preopening expense	1.4	0.8	1.2	1.1	0.7	1.3	1.3	1.3
Partner investment expense(1)	8.2	0.5	1.0	0.8	0.1	0.8	0.7	0.7

Income from operations	(0.0)	8.6	8.3	8.6	9.2	7.8	6.6	6.8
Interest and other income (expense), net	0.1	0.0	0.1	0.2	0.2	0.2	0.3	0.2

Income before minority interest and provision for income taxes	0.1	8.6	8.3	8.8	9.4	8.0	6.8	7.0
Minority interest	(1.4)	(1.4)	(1.5)	(1.4)	(1.2)	(1.1)	(1.0)	(0.8)

Income before provision for income taxes	(1.3)	7.2	6.8	7.4	8.3	6.9	5.9	6.1
Provision for income taxes	0.9	(2.3)	(2.1)	(2.3)	(2.7)	(2.2)	(1.7)	(1.8)

Net income	(0.4)%	5.0%	4.7%	5.1%	5.6%	4.7%	4.2%	4.3%

Certain percentage amounts do not sum to total due to rounding.

(1)	Partner investment expense increased during first quarter of 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 1 to our consolidated financial statements.

Historically, P.F. Chang’s has experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Additionally, there may be variability in the amount and percentage of revenues attributable to partner investment expense as a result of the timing of opening new restaurants and the timing of purchasing partner interests. Partner investment expense generally represents the difference between the imputed fair value of our partners’ ownership interests and our partners’ cash capital contribution for these interests.

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

Liquidity and Capital Resources

P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $81.7 million, $109.5 million and $108.5 million for fiscal years 2003, 2004 and 2005, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest and partnership related non-cash expenses.

We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 2003, 2004 and 2005 was $72.1 million, $84.7 million and $140.7 million, respectively. Investment activities primarily related to capital expenditures of $70.7 million, $84.1 million and $93.8 million in fiscal years 2003, 2004 and 2005, respectively, as well as investments in short-term instruments of $1.2 million and $48.2 million in 2003 and 2005, respectively, divestiture of investments in short-term instruments of $10.8 million in 2005, purchase of minority interests of $0.6 million and $6.1 million in 2004 and 2005, respectively, and capitalized interest of $3.4 million in 2005. During 2004, capital expenditures included the $9.2 million purchase of land and a building in Scottsdale, Arizona. The building is currently being utilized as P.F. Chang’s corporate office. During 2005, capital expenditures included $5.2 million in additional costs to build out this office space. We intend to open 19 new Bistro restaurants and 30 new Pei Wei restaurants in fiscal year 2006, as well as one additional Asian-inspired concept, which is currently in the early development phase. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. We expect to spend approximately $350,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $50,000. Total cash investment per each Pei Wei restaurant is expected to average $785,000 and we expect to spend $118,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $24,000. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber.

Net cash used in financing activities in fiscal years 2003, 2004 and 2005 was $3.2 million, $3.8 million and $2.3 million, respectively. Financing activities in fiscal years 2003, 2004 and 2005 consisted primarily of repayments on long-term debt, distributions to minority partners, proceeds from contributions by minority partners and the proceeds from the exercise of stock options.

In December of 2002, P.F. Chang’s entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). P.F. Chang’s elected not to renew the revolving credit facility, which expired on December 20, 2005. Amounts committed for the issuance of letters of credit, which are required by our insurance companies for workers’ compensation and general liability insurance claims, total $8.3 million and are included in the balance sheet within restricted short-term investments as of January 1, 2006.

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements through 2006 and the foreseeable future. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.

On January 9, 2006, P.F. Chang’s purchased the 13% minority interest held by key employees in its Pei Wei Asian Diner subsidiary for approximately $22.5 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.1 million in cash and the conversion of outstanding options to purchase 98,100 common shares of Pei Wei Asian Diner, Inc. stock into options to purchase approximately 306,800 shares of P.F. Chang’s common stock. The transaction did not involve any changes in management or key positions in Pei Wei.

As of January 1, 2006, there were 207 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During 2005, we had the opportunity to purchase 19 partners’ interests, which had reached their five-year threshold period during the year, as well as 26 additional partners’ interests which had either reached the end of their initial five-year term in prior years or which related to partners who had left the company prior to the initial five-year term. Of these, we purchased 35 interests in their entirety, one partial interest and have elected not to purchase the remaining opportunities. These purchases totaled approximately $16.2 million. Of the total purchase price, approximately $6.1 million was paid in cash while the remaining balance has been recorded as debt on the balance sheet at January 1, 2006. In 2006, we will also have the opportunity to purchase 27 additional partnership interests. If all of these interests are purchased, the total purchase price will approximate $7 million to $9 million based upon the estimated fair value of the respective interests at January 1, 2006. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from January 1, 2006 through the date of purchase. If we purchase all of these interests in 2006, the estimated financial impact would be a reduction of cash of approximately $2 million to $3 million and an increase to earnings per share of $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.

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

Our lease term used for straight-line rent expense is calculated from the date we took possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater preopening rent expense recognized during the rent holiday period.

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as lease obligation.

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred in addition to the straight-line rent expense noted above.

Partnership Structure

P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner who wishes to participate in the partnership structure is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees (generally no more than ten percent of an individual restaurant is owned in total by minority partners). We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant) utilizing a discounted cash flow model and updated assumptions based on the results of an annual valuation analysis performed by a third party valuation specialist. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. Any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners is currently recognized as expense upon purchase of the respective interest.

At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price in cash or common stock of P.F. Chang’s over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. If and when we repurchase our partners’ interests, the excess, if any, of the purchase price over the imputed fair value of these interests has been recognized as expense in the month the repurchase occurs for all fiscal years prior to and including 2003. Now that the modification to our agreements (as discussed in Risk Factors) has been in effect for at least six months, the excess, if any, will be recorded as Intangibles, which are amortized over approximately 15 years for Bistros. There is also the possibility of additional charges relating to the modification if, within the initial five-year period of the respective interest, we repurchase that interest at a value greater than required by the agreements prior to modification.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) and intangibles with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least annually. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant, or partnership level for indicators of permanent impairment. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers compensation, general liability, medical and dental programs. We have paid amounts to our insurance carrier that approximates the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims. We develop these estimates with our insurance providers and use historical experience factors to estimate the ultimate claim exposure. We validate our self insurance reserve by contracting with a third-party actuary who utilizes estimates of expected losses, based on statistical analyses of historical industry data as well as our own estimates based on our historical trends. Should a greater amount of claims occur compared to what was estimated, or medical costs increase beyond what was expected, reserves might not be sufficient and additional expense may be recorded. Actual experience could also be more favorable than these estimates, resulting in expense reductions.

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

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) supersedes Accounting Principles Board (APB) No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, we adopted SFAS 123(R) on January 2, 2006.

As permitted by SFAS No. 123, prior to January 2, 2006, P.F. Chang’s accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on P.F. Chang’s results of operations, although it will have no impact on P.F. Chang’s overall financial position. The estimated impact of adopting SFAS 123(R) for 2006, relating to prior year grants only, will be approximately $9.0 to $9.5 million ($5.5 to $5.9 million, net of tax). This estimate includes costs related to unvested stock options and our current stock compensation programs. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $5.0 million, $7.0 million and $3.2 million in 2003, 2004 and 2005, respectively.

On October 6, 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, P.F. Chang’s capitalized rental costs during construction. We adopted FSP 13-1 on January 2, 2006. The financial impact of the adoption of the staff position is expected to range from approximately $1.5 million to $1.8 million in additional preopening rent expense during 2006 which may vary based on lease terms, store openings and length of construction period.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in our fiscal year beginning January 2, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during our fiscal year beginning January  2, 2006. The adoption of this standard did not have a material impact on our results of operations or financial position.

Inflation

The primary areas of our operations affected by inflation are food, labor, insurance and utility costs. Additionally, a large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage can affect our labor costs. Increases in workers compensation and health insurance costs also affect our labor costs.

Purchase Commitments

	Payments Due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-Term Debt	$10,470	$5,110	$5,223	$77	$60
Operating Leases	287,588	23,680	58,377	59,205	146,326
Capital Leases	5,062	416	832	832	2,982
Purchase Obligations	61,017	44,720	14,107	2,190	—

Total	$364,137	$73,926	$78,539	$62,304	$149,368

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. Tenant improvement allowances contained within our operating leases are included in the preceding table in the year in which the location is expected to open.

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

A change in market prices exposes us to market risk related to our short-term investments (including restricted short-term investments). We held approximately $42.4 million in available-for-sale marketable securities as of January 1, 2006. A hypothetical 10% decline in the market value of those securities would result in a $4.2 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows unless the securities were disposed of.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
P.F. Chang’s China Bistro, Inc.

We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. as of January 2, 2005 and January 1, 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at January 2, 2005 and January 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of P.F. Chang’s China Bistro, Inc.’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 13, 2006

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	January 2,	January 1,
	2005	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$66,409	$31,948
Short-term investments	5,000	34,150
Restricted short-term investments	—	8,260
Inventories	2,951	3,461
Prepaids and other current assets	9,874	15,957

Total current assets	84,234	93,776
Property and equipment, net	280,641	345,864
Deferred income tax assets	3,755	1,938
Goodwill	6,819	6,819
Other assets	8,066	18,265

Total assets	$383,515	$466,662

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,013	$13,850
Construction payable	3,899	6,463
Accrued expenses	32,298	40,864
Unearned revenue	12,459	15,281
Current portion of long-term debt, including $198,000 and $3,503,000 due to related parties at January 2, 2005 and January 1, 2006, respectively	613	5,110

Total current liabilities	63,282	81,568
Long-term debt, including $62,000 and $3,503,000 due to related parties at January 2, 2005 and January 1, 2006, respectively	545	5,360
Lease obligation	43,936	55,991
Minority interests	30,795	29,845
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,067,507 shares issued and outstanding at January 2, 2005 and 26,397,366 at January 1, 2006	26	26
Additional paid-in capital	154,210	165,355
Retained earnings	90,721	128,517

Total common stockholders’ equity	244,957	293,898

Total liabilities and common stockholders’ equity	$383,515	$466,662

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands, except per share amounts)

Revenues	$539,917	$706,941	$809,153
Costs and expenses:
Restaurant operating costs:
Cost of sales	152,788	200,736	224,634
Labor	176,428	233,325	267,681
Operating	73,660	99,528	122,742
Occupancy	28,914	37,693	42,793

Total restaurant operating costs	431,790	571,282	657,850
General and administrative	28,692	34,662	39,181
Depreciation and amortization	21,817	29,155	36,950
Preopening expense	8,790	7,995	9,248
Partner investment expense	4,196	17,671	4,800

Income from operations	44,632	46,176	61,124
Interest and other income (expense):
Interest expense	(11)	(3)	(10)
Interest and other income	477	615	1,851

Income before minority interest and provision for income taxes	45,098	46,788	62,965
Minority interest	(7,887)	(10,078)	(8,227)

Income before provision for income taxes	37,211	36,710	54,738
Provision for income taxes	(12,424)	(10,656)	(16,942)

Net income	$24,787	$26,054	$37,796

Net income per share:
Basic	$0.98	$1.01	$1.44

Diluted	$0.94	$0.98	$1.40

Weighted average shares used in computation:
Basic	25,345	25,727	26,271

Diluted	26,250	26,575	27,000

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

	Common Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands)

Balances, December 29, 2002	25,002	25	128,114	39,880	168,019
Issuance of common stock under stock option plans	473	1	5,289	—	5,290
Issuance of common stock under employee stock purchase plan	43	—	1,123	—	1,123
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	138	—	138
Tax benefit from disqualifying stock option dispositions	—	—	4,975	—	4,975
Net income	—	—	—	24,787	24,787

Balances, December 28, 2003	25,518	26	139,639	64,667	204,332
Issuance of common stock under stock option plans	510	—	5,911	—	5,911
Issuance of common stock under employee stock purchase plan	40	—	1,548	—	1,548
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	76	—	76
Tax benefit from disqualifying stock option dispositions	—	—	7,036	—	7,036
Net income	—	—	—	26,054	26,054

Balances, January 2, 2005	26,068	$26	$154,210	$90,721	$244,957
Issuance of common stock under stock option plans	285	—	6,075	—	6,075
Issuance of common stock under employee stock purchase plan	44	—	1,891	—	1,891
Tax benefit from disqualifying stock option dispositions	—	—	3,179	—	3,179
Net income	—	—	—	37,796	37,796

Balances, January 1, 2006	26,397	$26	$165,355	$128,517	$293,898

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands)

Operating Activities:
Net income	$24,787	$26,054	$37,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,817	29,155	36,950
Partner investment expense	3,355	17,195	4,800
Partner bonus expense, imputed	1,439	1,750	1,808
Deferred income taxes	(3,308)	(195)	1,817
Tax benefit from disqualifying stock option dispositions credited to equity	4,975	7,036	3,179
Minority interest	7,887	10,078	8,227
Changes in operating assets and liabilities:
Inventories	(592)	(40)	(510)
Prepaids and other current assets	(137)	(3,561)	(6,186)
Other assets	(1,708)	(1,110)	(1,042)
Accounts payable	1,316	5,646	(163)
Accrued expenses	12,421	4,380	8,566
Lease obligation	6,476	10,509	10,453
Unearned revenue	2,957	2,608	2,822

Net cash provided by operating activities	81,685	109,505	108,517
Investing Activities:
Capital expenditures	(70,726)	(84,088)	(93,792)
Purchases of short-term investments	(1,200)	—	(48,180)
Capitalized interest	(106)	(58)	(3,396)
Purchase of minority interests	(22)	(595)	(6,085)
Proceeds from sale of short-term investments	—	—	10,770

Net cash used in investing activities	(72,054)	(84,741)	(140,683)
Financing Activities:
Repayments of long-term debt	(1,756)	(1,382)	(672)
Payments of capital lease obligation	—	—	(135)
Proceeds from sale of subsidiary common stock	138	76	—
Proceeds from stock options exercised and employee stock purchases	6,413	7,459	7,966
Proceeds from minority investors’ contributions	1,074	1,175	1,320
Distributions to minority members and partners	(9,111)	(11,161)	(10,774)

Net cash used in financing activities	(3,242)	(3,833)	(2,295)

Net increase (decrease) in cash and cash equivalents	6,389	20,931	(34,461)
Cash and cash equivalents at the beginning of the year	39,089	45,478	66,409

Cash and cash equivalents at the end of the year	$45,478	$66,409	$31,948

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$146	$104	$429
Cash paid for income taxes, net of refunds	1,791	11,144	15,116
Supplemental Disclosures of Non-Cash Items:
Purchase of minority interests through issuance of long-term debt and conversion to members’ capital	$370	$355	$3,756
Change in construction payable	2,859	(2,560)	2,564
Capital lease adjustment	—	—	$1,737

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2006

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the name of “P.F. Chang’s China Bistro” and “Pei Wei Asian Diner.” The Company was formed in 1996 and became publicly traded in 1998.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December and included 52 weeks in 2003, 53 weeks in 2004 and 52 weeks in 2005.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents at January 1, 2006 consist primarily of money market funds.

Short-term and Restricted Short-term Investments

The Company’s investments are classified as available for sale, and have been recorded at fair value which approximates cost. As of January 2, 2005 and January 1, 2006, the Company held short-term investments in the amount of $5.0 million and $34.2 million, respectively. The Company also held $8.3 million in restricted short-term investments as of January 1, 2006. There were no restricted short term investments as of January 2, 2005. The short-term investments held on January 2, 2005 consisted of preferred stock investments in Dividends Received Eligible Auction Market Stock (DREAMS) offered under private placements by a subsidiary of Bank of America. The short-term investments held on January 1, 2006 consisted of Variable Rate Demand Notes (VRDN’s) and Auction Rate Preferred Stock (ARP’s) held by either Lehman Brothers or a subsidiary of Bank of America. As of January 1, 2006, the Company participates in periodic auctions that are generally held every 7-49 days depending on the investment type and that determines the yield / dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. Guided by the Company’s investment policy, Lehman Brothers and a subsidiary of Bank of America maintain an investment portfolio with a minimum rating of at least a grade of AA by Standard and Poor’s or Aa by Moody’s. The Company’s restricted investment balance includes investments that are committed for the issuance of letters of credit, which are required by the Company’s insurance providers for workers’ compensation and general liability claims.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Receivables, which the Company classifies in “Prepaid and other current assets,” consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company. Management believes these amounts to be collectible.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on the straight-line basis over the estimated useful service lives of the related assets, which approximates seven years. Building is depreciated on the straight-line basis over 30 years, and building improvements are depreciated on the straight-line basis over 20 years. Leasehold improvements and buildings under capital lease are amortized over the shorter of the useful life of the asset or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased. Depreciation and amortization expense associated with property and equipment, including property under capital leases, amounted to $21.4 million, $29.1 million and $36.3 million, for the years ended December  28, 2003, January 2, 2005 and January 1, 2006, respectively.

During the years ended December 28, 2003, January 2, 2005 and January 1, 2006, the Company incurred gross interest expense of approximately $117,000, $61,000 and $3.4 million, respectively. Approximately $106,000, $58,000 and $3.4 million, respectively, of interest costs were capitalized during the years ended December 28, 2003, January 2, 2005 and January 1, 2006.

The Company reviews property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired, but at least annually. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. As of January 1, 2006, no impairment on long-lived assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

Goodwill and Intangibles

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and will perform the analysis more frequently if there are any impairment indicators identified during the year. As of January 1, 2006, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible assets, which the Company classifies as “Other assets,” consist of the excess of the purchase price at the time the Company repurchases a partner’s interest over the imputed fair value of that interest at the time of the original investment. These assets are amortized over their useful lives, which is generally 15 years.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews intangible assets with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant, or partnership level, for indicators of impairment. As of January 1, 2006, no impairment of intangible assets has been recognized. There can be no assurance that future intangible assets impairment tests will not result in a charge to earnings.

Accrued Insurance

The Company is self-insured for certain exposures, principally general liability, workers’ compensation, medical and dental for the first $100,000, $250,000 or $500,000 of individual claims, depending on the type of claim. The Company has paid amounts to its insurance carrier that approximates the cost of claims known to date and has provided additional accrued liabilities for its estimate of ultimate costs related to those claims. In developing these estimates, the Company and its insurance providers use historical experience factors to estimate the ultimate claim exposure. In validating self insurance reserves, the Company contracted with a third-party actuary who utilizes estimates of expected losses, based on statistical analyses of historical industry data as well as the Company’s own estimates based on the Company’s actual historical trends. It is reasonably possible that future adjustments to these estimates will be required. Based upon the information known at January 1, 2006, management believes it has provided adequate reserves for its self-insured exposure.

Lease Obligation

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as lease obligation.

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above.

It is the Company’s policy to capitalize rent expense from possession date through construction completion. This asset is included in property and equipment. Capitalized rent is amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) is recorded as preopening expense. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent obligation per the lease agreement. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company will expense rent from possession date through restaurant open date as preopening expense (see Note 1 — Recent Accounting Pronouncement).

Unearned Revenue

Unearned revenue represents gift cards sold for which revenue recognition criteria, generally redemption, has not been met.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenues from food, beverage and alcohol sales are recognized as products are sold. Revenues from unredeemed gift cards are recognized after a reasonable period of card inactivity (generally 24 months).

Advertising

The Company expenses advertising as incurred. Advertising expense for the years ended December 28, 2003, January 2, 2005 and January 1, 2006 was approximately $2.8 million, $3.7 million and $4.1 million, respectively.

Partner Bonus Expense, Imputed

Partner bonus expense, which is classified as “Labor,” represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Given that employees who choose to invest as partners are not eligible to participate in the restaurant-level bonus program, a portion of their partnership earnings that would otherwise be presented as minority interest expense is deemed to be a bonus expense for financial reporting purposes. The amounts so imputed are based on the existing bonus programs used by the Company for non-investing employees based on individual restaurant level-operating results. Partner bonus expense, imputed for the years ended December 28, 2003, January 2, 2005, and January 1, 2006 was $1.4 million, $1.8 million, and $1.8 million, respectively.

Preopening Expense

Preopening expenses, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded for the period between construction completion and the restaurant opening date, which generally approximates two weeks. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company will no longer capitalize rent during the construction period which will increase preopening costs during 2006 (see Note 1 — Recent Accounting Pronouncement).

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

In addition, under Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25, the estimated fair value for each partnership interest, affected by the agreement modification noted above, was determined at the date of modification. To the extent the fair value at the date of modification is greater than that partner’s related minority interest obligation in the consolidated financial statements, that incremental value could be charged to expense in a future period if a buy-out occurs prior to the 5-year date at which the partner would have otherwise earned the right to have their investment interest purchased at fair value.

Partner investment expense for the year ended December 28, 2003 was $4.2 million, which included amortization of unearned compensation expense of $3.3 million and buyout expense of $0.9 million. Partner investment expense for the year ended January 2, 2005 was $17.7 million, which included $12.5 million in unearned compensation expense related to the modification of partner interests during the first quarter of 2004 along with $5.2 million in unearned compensation expense related to stores opened subsequent to the modification. Partner investment expense for the year ended January 1, 2006 was $4.8 million.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Minority interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands, except per share amounts)

Net income, as reported	$24,787	$26,054	$37,796
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	3,569	5,074	6,160

Pro forma net income	$21,218	$20,980	$31,636

Net income per share:
Basic, as reported	$0.98	$1.01	$1.44

Basic, pro forma	$0.84	$0.82	$1.20

Diluted, as reported	$0.94	$0.98	$1.40

Diluted, pro forma	$0.81	$0.79	$1.17

Weighted average shares used in computation:
Basic	25,345	25,727	26,271

Diluted	26,250	26,575	27,000

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans:

	2003	2004	2005

Weighted average risk-free interest rate	3.3%	3.6%	4.1%
Expected life of options (years)	5.0	5.0	5.0
Expected stock volatility	46.4%	43.7%	38.9%
Expected dividend yield	0.0%	0.0%	0.0%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 8 for further discussion of the Company’s stock-based employee compensation.

Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under the Company’s stock option plans and outstanding warrants. For the years ended December 28, 2003, January 2, 2005 and January 1, 2006, there were 179,500, 115,000 and 340,000, respectively, of the Company’s shares excluded from the calculation due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands, except per share amounts)

Numerator:
Numerator for basic and diluted net income per share — net income available to common stockholders	$24,787	$26,054	$37,796

Denominator:
Denominator for basic net income per share — weighted-average shares	25,345	25,727	26,271
Effect of dilutive securities:
Employee and director stock options	905	848	729

Denominator for diluted net income per share — adjusted for weighted average shares and assumed conversions	26,250	26,575	27,000

Net income per share:
Basic	$0.98	$1.01	$1.44

Diluted	$0.94	$0.98	$1.40

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

Segment Reporting

The Company accounts for its segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the Company’s methods of internal reporting and management structure, P.F. Chang’s has two reportable segments, that of the Bistro and that of Pei Wei. There were no material amounts of revenues or transfers between reportable segments. Additionally, beginning in fiscal year 2005, the Company began classifying certain general and administrative expenses, which benefit both the Bistro and Pei Wei, within Shared Services and Other.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain amounts shown in the prior periods’ consolidated financial statements have been reclassified to conform to the current year consolidated financial statement presentation.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (APB) No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. Pro forma disclosure is no longer an alternative. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company adopted SFAS 123(R) on January 2, 2006.

As permitted by SFAS No. 123, prior to January 2, 2006, the Company accounted for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The estimated impact of adopting SFAS 123(R) for 2006, relating to prior year grants only, will be approximately $9.0 to $9.5 million ($5.5 to $5.9 million, net of tax). This estimate includes costs related to unvested stock options and current stock compensation programs. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.0 million, $7.0 million and $3.2 million in 2003, 2004 and 2005, respectively.

On October 6, 2005, the FASB issued Staff Position No. 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted prior to the adoption of FSP 13-1, the Company capitalized rental costs during construction. The Company adopted FSP 13-1 on January 2, 2006. The financial impact of the adoption of the staff position is expected to range from approximately $1.5 million to $1.8 million in additional preopening rent expense during 2006 which may vary based on lease terms, store openings and length of construction period.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in the

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fiscal year beginning January 2, 2006. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring during the Company’s fiscal year beginning January 2, 2006. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

2.	Property and Equipment

Property and equipment consists of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

Land	$—	$3,681
Building and improvements	—	15,188
Leasehold improvements	268,548	330,500
Furniture, fixtures and equipment	74,568	94,607
China and smallwares	7,184	9,157

	350,300	453,133
Less accumulated depreciation and amortization	89,104	119,979

	261,196	333,154
Construction in progress	19,445	12,710

	$280,641	$345,864

Construction in progress at January 2, 2005 includes the $9.2 million purchase of land and building in Scottsdale, Arizona. Related land and building were reclassified from construction in progress to land and building during 2005 at which time the asset was placed in service and depreciation on the building began. The building is currently being utilized as the Company’s corporate office.

3.	Intangibles

The intangible asset value of $2.4 million and $12.2 million, respectively, as of January 2, 2005 and January 1, 2006 and the related accumulated amortization of $1.0 million and $1.6 million, respectively, at January 2, 2005 and January 1, 2006 are included in “Other assets.” Amortization expense related to intangible assets for the years ended January  2, 2005 and January 1, 2006 was approximately $40,000 and $0.7 million, respectively. There was no amortization expense related to intangible assets for the year ended December 28, 2003.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate annual amortization expense for intangible assets at January 1, 2006, is summarized as follows (in thousands):

2006	$850
2007	850
2008	850
2009	850
2010	850
Thereafter	6,293

$10,543

4.	Accrued Expenses

Accrued expenses consist of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

Accrued payroll	$11,064	$12,354
Sales and use tax payable	4,787	5,405
Property tax payable	1,850	2,301
Accrued insurance	8,536	11,708
Accrued rent	2,475	3,427
Other accrued expenses	3,586	5,669

	$32,298	$40,864

5.	Credit Facility

In December of 2002, the Company entered into a senior secured revolving credit facility with a commercial lending institution. The credit facility allowed for borrowings up to $20 million at an interest rate ranging from 125 to 200 basis points over the applicable London Interbank Offered Rate (LIBOR). The Company elected not to renew the revolving credit facility, which expired on December 20, 2005. Amounts committed for the issuance of letters of credit which are required by the Company’s insurance providers for workers’ compensation and general liability insurance claims are included in the balance sheet within restricted short-term investments as of January 1, 2006.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following:

	January 2,	January 1,
	2005	2006
	(In thousands)

$7.0 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, with a rate of 200-225 basis points over LIBOR (4.84% at January 1, 2006), maturing January 2007 through December 2007	$259	$7,006
$3.8 million in unsecured promissory notes, payable to non-related parties from the sale of minority partner interests, with a rate of 200 basis points over LIBOR (4.84% at January 1, 2006), maturing January 2006 through August 2009	827	3,392
Other	72	72

	1,158	10,470
Less current portion	613	5,110

	$545	$5,360

The aggregate annual payments of long-term debt outstanding at January 1, 2006, are summarized as follows (in thousands):

2006	$5,110
2007	4,562
2008	661
2009	74
2010	3
Thereafter	60

$10,470

The related party debt relates to the purchase of minority investors in operating partnerships of the Company who remain associated with the Company.

7.	Leases

The Company leases certain buildings and land, which are considered capital leases. The asset values of $4.5 million and the related accumulated amortization of $1.6 million at January 1, 2006 are included in property and equipment. Amortization of assets under capital leases is included in depreciation and amortization expense. The related obligation of $2.7 for buildings and $1.1 million for land is included in lease obligation.

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2007 and 2024. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense included in the accompanying consolidated statements of income for operating leases is summarized as follows (in thousands):

	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands)

Minimum rentals	$14,657	$19,227	$20,819
Contingent rentals	6,380	7,723	8,193

	$21,037	$26,950	$29,012

At January 1, 2006, the Company had entered into lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. The following table does not include obligations related to renewal option periods even if it is reasonably assured that we will exercise the related option. Tenant improvement allowances contained within our operating leases are included in the following table in the year in which the location is expected to open. Tenant improvement allowances are $5.7 million and $2.3 million in 2006 and 2007, respectively. Future minimum lease payments under capital and operating leases (including restaurants to be opened after January 1, 2006) are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2006	$416	$23,680	$24,096
2007	416	28,360	28,776
2008	416	30,017	30,433
2009	416	29,605	30,021
2010	416	29,600	30,016
Thereafter	2,982	146,326	149,308

Total minimum lease payments	5,062	$287,588	$292,650

Less: Amount representing interest	2,399

Present value of net minimum lease payments	$2,663

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above-disclosed amounts.

8.	Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of January 2, 2005 and January 1, 2006.

Stock Option Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at January 1, 2006 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of January 1, 2006.

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. Pursuant to this program, each outside director will be granted an option to purchase 30,000 shares of common stock at the time he or she is first elected or appointed a director of the Company, as well as a fully-vested non-qualified stock option grant for 15,000 shares of common stock upon re-election. In addition, those directors serving as chairperson of each committee receive an additional automatic option grant upon re-election each year as follows: Audit Committee 3,000 shares, Compensation and Executive Development Committee 1,500 shares and Nominating and Corporate Governance Committee 1,500 shares.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted-average fair value of options granted for the years ended December 28, 2003, January 2, 2005 and January 1, 2006 was $19.06, $19.59 and $22.54, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
	Shares		Average
	Available		Exercise
	for Options	Shares	Price

Outstanding at December 29, 2002	955,362	2,386,927	$14.88
Authorized	—	—	—
Granted	(602,000)	602,000	43.34
Exercised	—	(464,535)	11.38
Forfeited (canceled)	96,198	(96,198)	18.92

Outstanding at December 28, 2003	449,560	2,428,194	22.46
Authorized	1,000,000	—	—
Granted	(602,200)	602,200	45.33
Exercised	—	(509,833)	11.59
Forfeited (canceled)	49,331	(49,331)	36.52

Outstanding at January 2, 2005	896,691	2,471,230	29.92
Authorized	—	—	—
Granted	(876,550)	876,550	55.66
Exercised	—	(285,269)	21.30
Forfeited (canceled)	94,394	(94,394)	46.06

Outstanding at January 1, 2006	114,535	2,968,117	$37.84

Options exercisable at January 1, 2006		1,481,893	$27.34

Information regarding options outstanding and exercisable at January 1, 2006 is as follows:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.20 - $10.00	185,014	2.1 years	$4.79	185,014	$4.79
$10.01 - $15.00	256,655	4.0 years	13.07	256,655	13.07
$15.01 - $20.00	360,831	5.2 years	18.65	310,952	18.58
$20.01 - $25.00	8,961	6.0 years	24.39	5,709	24.39
$25.01 - $30.00	23,075	6.6 years	29.17	6,938	29.05
$30.01 - $35.00	335,369	6.5 years	31.45	219,000	31.63
$35.01 - $40.00	87,970	7.2 years	38.56	72,759	39.00
$40.01 - $45.00	414,245	8.4 years	43.91	109,633	43.91
$45.01 - $50.00	412,529	7.6 years	46.55	137,995	46.29
$50.01 - $59.11	883,468	9.3 years	55.59	177,238	51.81

During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (“2001 Pei Wei Plan”), which provides for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. After factoring in a 1000 for 1 stock split that occurred in 2003, a total of 169,000 shares of common stock has been reserved for issuance under the 2001 Pei Wei Plan. As of January 1, 2006, 155,000 options had been granted at prices ranging

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from $7.40 to $46.77, 45,900 options had been exercised at $7.40 and 11,000 options with an exercise price ranging from $7.40 to $46.77 had been canceled, leaving 98,100 shares outstanding. As of January 1, 2006, the Company held 960,000 shares of common stock of Pei Wei Asian Diner.

On January 9, 2006, the Company purchased the 13% minority interest held by key employees in its Pei Wei Asian Diner subsidiary for approximately $22.5 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.1 million in cash and the conversion of outstanding options to purchase 98,100 common shares of Pei Wei Asian Diner, Inc. stock into options to purchase 306,800 shares of the Company’s common stock. The transaction did not involve any changes in management or key positions in Pei Wei.

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

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan also permits the Company to make discretionary matching contributions. During the years ended December 28, 2003, January 2, 2005 and January 1, 2006, the Company did not make any contributions to the Plan.

10.	Employment Agreements

In August 2002, P.F. Chang’s executed employment agreements with its Chief Executive Officer and also its President; and the President of Pei Wei Asian Diner, Inc., its then majority owned subsidiary. These agreements were amended in June 2005. In June 2005, the Company executed an employment agreement with its Chief Administrative Officer. The term for the agreement and amended agreements is three years and the agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreements with the Chief Executive Officer, Chief Administrative Officer and the President of the Company provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN 44 to APB 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of January 1, 2006, approximately 909,000 shares were affected by these agreements of which approximately 294,000 shares were unvested.

The agreement with the President of Pei Wei Asian Diner, Inc. contains similar provisions with respect to a change in control for Pei Wei Asian Diner, Inc. and termination without cause but also includes a provision whereby the Company could be required to repurchase his shares of common stock in this subsidiary at fair value should a termination without cause or for “good reason” (as defined in the agreement) occur. The agreement covered 36,400 shares of Pei Wei Asian Diner, Inc. common stock issued as of January 1, 2006, and options to purchase 19,600 shares of which 5,600 were unvested as of January 1, 2006. The agreement also covers options to purchase 30,000 shares of P.F. Chang’s China Bistro stock, of which 22,300 were unvested as of January 1, 2006. On January 9, 2006, the Company purchased vested and unvested shares of Pei Wei Asian Diner, Inc. from the President of Pei Wei Asian Diner, Inc. for $5.8 million and 61,300 shares of the Company’s common stock of which 43,800 were vested and 17,500 were unvested.

11.	Partnership Structure

P.F. Chang’s utilizes a partnership structure to facilitate the development, leadership and operation of its restaurants. Each partner is required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the average cash flows of the subject restaurant’s or region’s financial results. The Company has the option to pay the agreed upon purchase price in cash or common stock of the Company over a period of time not to exceed five years.

As of January 1, 2006, there were 207 partners within the P.F. Chang’s China Bistro, Inc. system. During 2004 and 2005, the Company purchased interests held by 10 and 19 minority partners, respectively, for a total of approximately $2.0 million and $16.2 million, respectively. During 2004 and 2005, approximately $1.0 million and $6.1 million, respectively, of the total purchase price was paid in cash while the remaining balance has been recorded as debt on the balance sheet. In 2006, the Company will have the opportunity to purchase an additional 27 partnership interests.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands)

Federal:
Current	$12,987	$8,539	$12,230
Deferred	(2,800)	(165)	1,538

	10,187	8,374	13,768
State:
Current	2,745	2,312	2,895
Deferred	(508)	(30)	279

	2,237	2,282	3,174

	$12,424	$10,656	$16,942

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended	Year Ended	Year Ended
	December 28,	January 2,	January 1,
	2003	2005	2006
	(In thousands)

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	3.9%	4.0%	3.8%
FICA tip credit	(7.6)%	(10.0)%	(7.7)%
Other, net	2.1%	—	(0.1)%

	33.4%	29.0%	31.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of	As of
	January 2,	January 1,
	2005	2006
	(In thousands)

Deferred tax assets:
Preopening expenses	$1,218	$1,302
FICA tip and AMT credit carryforward	8,503	6,199
Buyout intangible	7,786	5,228
Unearned compensation	2,367	3,962
Other	2,324	3,992
Straight line rent	405	329

	22,603	21,012
Deferred tax liabilities:
Depreciation on property and equipment	20,330	19,943
Goodwill amortization	(1,482)	(869)

	18,848	19,074

Net deferred tax assets	$3,755	$1,938

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FICA tip credit carryforward begins to expire in 2024. For the year ended January 1, 2006 the tip credits were assessed as probable of utilization prior to their expiration.

At January 1, 2006, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended December 28, 2003, January 2, 2005 and January 1, 2006, the Company recorded a $5.0 million, $7.0 million and $3.2 million, respectively, increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for tax contingencies was $2.6 million and $2.4 million, respectively, at January 2, 2005 and January 1, 2006. This balance is the Company’s best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits and the expiration of the statute of limitations, partially offset by additions due to changes in tax laws and current year requirements for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

13.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to certain commodities contracts and construction for restaurants planned to open in the near future. At January 1, 2006, such purchase obligations approximated $44.7 million and were due within the following 12-month period.

Litigation

The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material adverse effect on the results of operations, liquidity or financial position.

14.	Segment Reporting

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments. Additionally, beginning in fiscal year 2005, the Company began classifying certain general and administrative expenses, which benefit both the Bistro and Pei Wei, within Shared Services and Other.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents information about reportable segments:

		Shared
		Services and
	Total	Other(1)	Bistro	Pei Wei
	(In thousands)

Fiscal Year 2005:
Revenues	$809,153	$—	$675,204	$133,949
Income (loss) before income taxes	54,738	(18,003)	70,080	2,661
Capital expenditures	93,792	5,897	65,251	22,644
Depreciation and amortization	36,950	880	30,093	5,977
Total assets	466,662	18,384	385,716	62,562
Goodwill	6,819	—	6,566	253
Fiscal Year 2004:
Revenues	$706,941		$611,468	$95,473
Income (loss) before income taxes	36,710		37,194	(484)
Capital expenditures	84,088		67,475	16,613
Depreciation and amortization	29,155		24,778	4,377
Total assets	383,515		341,374	42,141
Goodwill	6,819		6,566	253
Fiscal Year 2003:
Revenues	$539,917		$486,609	$53,308
Income (loss) before income taxes	37,211		37,505	(294)
Capital expenditures	70,726		56,839	13,887
Depreciation and amortization	21,817		19,414	2,403
Total assets	303,821		275,021	28,800
Goodwill	6,819		6,566	253

(1)	The Company did not segregate “Shared Services and Other” during fiscal years 2003 and 2004. Prior to 2005, similar expenses were generally presented within Bistro.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2004 and 2005. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Year Ended January 2, 2005				Year Ended January 1, 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter(1)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
			(In thousands, except per share data)

Revenues	$164,056	$169,602	$174,013	$199,270	$194,214	$198,056	$203,049	$213,834
Restaurant operating profit	31,062	32,133	34,340	38,124	37,724	38,056	36,028	39,495
Income (loss) before provision for income taxes	(2,185)	12,240	11,903	14,752	16,039	13,706	11,886	13,107
Net income (loss)	(678)	8,396	8,171	10,165	10,826	9,252	8,439	9,279
Basic net income (loss) per share	(0.03)	0.33	0.32	0.39	0.41	0.35	0.32	0.35
Diluted net income (loss) per share	(0.03)	0.32	0.31	0.38	0.40	0.34	0.31	0.34
Basic weighted average shares outstanding	25,559	25,605	25,768	25,977	26,117	26,221	26,359	26,385
Diluted weighted average shares outstanding	25,559	26,475	26,589	26,786	26,893	26,977	27,073	27,058

(1)	Partner investment expense increased during first quarter of 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2006.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 1, 2006 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
P.F. Chang’s China Bistro, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that P.F. Chang’s China Bistro, Inc. maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). P.F. Chang’s China Bistro, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that P.F. Chang’s China Bistro, Inc. maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, P.F. Chang’s China Bistro, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets P.F. Chang’s China Bistro, Inc. as of January 2, 2005 and January 1, 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006 and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 13, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders to be held on May 5, 2006 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.  Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at January 1, 2006 was as follows:

	Number of Shares	Weighted	Number of Shares
	to Be Issued	Average Exercise	Remaining
	Upon Exercise of	Price of	Available for
	Outstanding	Outstanding	Future
Plan Category	Options	Options	Issuance

Equity compensation plans approved by shareholders(a)	2,591,450	$39.18	615,314	(c)
Equity compensation plans not approved by shareholders(b)	376,667	$28.61	3,041

Total	2,968,117		618,355

(a)	Consists of four P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, 1998 Stock Option Plan and 1998 Employee Stock Purchase Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan. See “Notes to Consolidated Financial Statements, Note 8 — Stock Option Plans.”

(c)	Includes 503,820 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

Information about employee and executive stock option grants at January 1, 2006 was as follows:

	2003	2004	2005

Net grants during the period as % of outstanding shares	2.0%	2.1%	3.0%
Grants to named executive officers* as % of total options granted	24.9%	23.2%	23.8%
Grants to named executive officers* as % of outstanding shares	0.6%	0.5%	0.8%
Cumulative options held by named executive officers* as % of total options outstanding	44.8%	37.9%	37.8%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement. Named executive officers include our Chief Executive Officer (CEO), each of the four other most highly compensated executive officers serving at the end of the fiscal year ended January 1, 2006 and one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2005. Fiscal 2004 and fiscal 2003 include our CEO and each of the four other most highly compensated executive officers.

The information required by Item 12 with respect to Item 403 of Regulation S-K is incorporated by reference from information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Independent Auditors Fees and Other Matters,” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at January 2, 2005 and January 1, 2006;

Consolidated Statements of Income for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006;

Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, January 2, 2005 and January 1, 2006;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.1(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.13(4)	1999 Nonstatutory Stock Option Plan.

10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.

†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

Exhibit
Number		Description Document

†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2006.

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

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2006

By:	/s/ KRISTINA CASHMAN Kristina Cashman	Chief Financial Officer and Secretary (Principal Accounting Officer)	February 15, 2006

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 15, 2006

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President, Chief Administrative Officer and Director	February 15, 2006

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 15, 2006

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 15, 2006

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	February 15, 2006

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 15, 2006

EXHIBIT INDEX

Exhibit
Number		Description Document

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.1(2)	Amended and Restated By-laws.

4	.1(3)	Specimen Common Stock Certificate.

4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.

†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10	.5(3)	1998 Employee Stock Purchase Plan.

†10	.13(4)	1999 Nonstatutory Stock Option Plan.

10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.

†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.

†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

21.1		List of Subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005