Form 10-Q
period 2006-04-02
P F CHANGS CHINA BISTRO INC
filed 2006-04-26
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission file number: 0-25123
P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7676 East Pinnacle Peak Road	85255
Scottsdale, Arizona	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(480) 888-3000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 2, 2006, there were outstanding 26,518,444 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	April 2,
	2006	2006
	(Note 1)	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,948	$22,446
Short-term investments	34,150	29,630
Restricted short-term investments	8,260	10,660
Inventories	3,461	3,509
Prepaids and other current assets	15,957	11,007

Total current assets	93,776	77,252
Property and equipment, net	345,864	352,494
Deferred income tax assets	1,938	4,448
Goodwill	6,819	6,819
Other assets	18,265	18,222

Total assets	$466,662	$459,235

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,850	$10,431
Construction payable	6,463	5,631
Accrued expenses	40,864	36,972
Unearned revenue	15,281	11,525
Current portion of long-term debt, including $3,503,000 and $3,429,000 due to related parties at January 1, 2006 and April 2, 2006, respectively	5,110	4,959

Total current liabilities	81,568	69,518
Long-term debt, including $3,503,000 and $391,000 due to related parties at January 1, 2006 and April 2, 2006, respectively	5,360	1,321
Lease obligation	55,991	56,731
Minority interests	29,845	29,726
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,397,366 shares issued and outstanding at January 1, 2006 and 26,518,444 at April 2, 2006	26	27
Additional paid-in capital	165,355	163,582
Retained earnings	128,517	138,330

Total common stockholders’ equity	293,898	301,939

Total liabilities and common stockholders’ equity	$466,662	$459,235

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	April 3,	April 2,
	2005	2006
	(Unaudited)
	(In thousands, except per share)
Revenues	$194,214	$228,613
Costs and expenses:
Cost of sales	53,982	63,440
Labor	63,528	76,937
Operating	28,250	34,841
Occupancy	10,274	12,493
General and administrative	10,582	13,252
Depreciation and amortization	8,134	10,355
Preopening expense	1,334	1,694
Partner investment expense	273	200

Total costs and expenses	176,357	213,212

Income from operations	17,857	15,401
Interest and other income, net	458	492

Income before minority interest and provision for income taxes	18,315	15,893
Minority interest	(2,276)	(2,022)

Income before provision for income taxes	16,039	13,871
Provision for income taxes	(5,213)	(4,058)

Net income	$10,826	$9,813

Net income per share:
Basic	$0.41	$0.37

Diluted	$0.40	$0.36

Weighted average shares used in computation:
Basic	26,117	26,485

Diluted	26,893	27,239

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3,	April 2,
	2005	2006
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$10,826	$9,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,134	10,355
Equity based compensation	––	2,190
Partner investment expense	273	133
Partner bonus expense, imputed	466	477
Deferred income taxes	901	(1,320)
Tax benefit from disqualifying stock option dispositions credited to equity	502	(1,190)
Minority interest	2,276	2,022
Changes in operating assets and liabilities:
Inventories	129	(48)
Prepaids and other current assets	723	4,950
Other assets	(191)	13
Accounts payable	(5,902)	(3,419)
Accrued expenses	399	(3,892)
Lease obligation	299	775
Unearned revenue	(2,883)	(3,756)

Net cash provided by operating activities	15,952	17,103
Investing Activities:
Capital expenditures	(16,134)	(17,402)
Purchases of short-term investments	––	(6,135)
Capitalized interest	(124)	(202)
Purchase of minority interests	(3,875)	(363)
Proceeds from sale of short-term investments	––	8,255

Net cash used in investing activities	(20,133)	(15,847)
Financing Activities:
Repayments of long-term debt	––	(4,307)
Payments of capital lease obligation	––	(35)
Purchase of subsidiary common stock	––	(7,345)
Proceeds from stock options exercised and employee stock purchases	2,278	2,193
Tax benefit from disqualifying stock option dispositions credited to equity	––	1,190
Proceeds from minority investors’ contributions	110	135
Distributions to minority members and partners	(3,393)	(2,589)

Net cash used in financing activities	(1,005)	(10,758)

Net decrease in cash and cash equivalents	(5,186)	(9,502)
Cash and cash equivalents at the beginning of the period	66,409	31,948

Cash and cash equivalents at the end of the period	$61,223	$22,446

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9	$554
Cash paid for income taxes, net of refunds	85	1,010
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$837	$(247)
Change in construction payable	4,356	(832)
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
     As of April 2, 2006, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 133 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 81 limited service restaurants under the name of “Pei Wei Asian Diner.”
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The consolidated balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
Reclassifications
     Certain amounts shown in prior periods’ consolidated financial statements have been reclassified to conform to the current quarter consolidated financial statement presentation.
Share-Based Compensation
     The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.
     On January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation:

Three Months
Ended
April 3, 2005
(In thousands,
except per share
amounts)
Net income, as reported	$10,826
Deduct: Fair value based compensation expense, net of related tax effects	(1,094)

Pro forma net income	$9,732

Net income per share:
Basic, as reported	$0.41

Basic, pro forma	$0.37

Diluted, as reported	$0.40

Diluted, pro forma	$0.36

Weighted average shares used in computation:
Basic	26,117

Diluted	26,893

     The fair value for options granted during the quarter ended April 2, 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2005
Weighted average risk-free interest rate	3.6%
Expected life of options (years)	5.0
Expected stock volatility	41.6%
Expected dividend yield	0.0%
     For purposes of pro forma disclosures, the estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 4 for further discussion of the Company’s share-based employee compensation.
     Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to restaurant opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company ceased the capitalization of rent during the construction period which resulted in $0.3 million in additional pre-opening rent expense during the quarter ended April 2, 2006.
2. Net Income Per Share
     Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under our stock option plans. For the three months ended April 2, 2006, 942,000 of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. There were no anti-dilutive shares for the three months ended April 3, 2005.

3. Accrued Expenses
     Accrued expenses consist of the following:

	January 1,	April 2,
	2006	2006
	(In thousands)
Accrued payroll	$12,354	$9,373
Sales and use tax payable	5,405	5,656
Property tax payable	2,301	2,128
Accrued insurance	11,708	13,157
Accrued rent	3,427	2,291
Other accrued expenses	5,669	4,367

	$40,864	$36,972

4. Share-Based Compensation
     In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at April 2, 2006 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of April 2, 2006.
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
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The weighted-average fair value of options granted for the three months ended April 3, 2005 was $23.24. There were no option grants during the three months ended April 2, 2006. The total intrinsic value of options exercised during the three months ended April 3, 2005 and April 2, 2006 was approximately $0.6 million and $3.7 million, respectively.
     As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Non-vested equity based compensation, net of estimated forfeitures, totaled

$25.7 million at April 2, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 3.3 years.
     Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value (1)
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2006	2,968,117	$37.84
Authorized	—	—
Granted	––	––
Converted Pei Wei options	306,782	5.06
Exercised	(96,892)	11.54
Forfeited (canceled)	(24,158)	39.19

Outstanding at April 2, 2006	3,153,849	$35.45	6.3	$43,658

Options exercisable at April 2, 2006	1,712,900	$25.96	5.6	$39,957

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the status of the Company’s nonvested shares as of April 2, 2006, and changes during the three months ended April 2, 2006, is presented as follows:

	Nonvested Shares
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	1,486,224	$20.26
Granted	––	––
Converted Pei Wei options	109,693	3.00
Vested	(133,667)	14.21
Forfeited (canceled)	(21,301)	17.66

Nonvested at April 2, 2006	1,440,949	$19.55

     Reported share-based compensation was classified as follows:

	April 3,	April 2,
	2005	2006
	(In thousands)
Labor	$––	$344
General and administrative	––	1,846

Total share-based compensation	––	2,190
Tax benefit	––	(841)

Total share-based compensation, net of tax	$––	$1,349

     On January 9, 2006, the Company purchased the 13% minority interest held by key employees in its Pei Wei Asian Diner subsidiary for approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 common shares of Pei Wei Asian Diner, Inc. stock into options to purchase 306,782 shares of the Company’s common stock. The transaction did not involve any changes in management or key positions in Pei Wei.

5. Segment Reporting
     The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.
     The table below presents information about reportable segments:

		Shared
		Services and
	Total	Other	Bistro	Pei Wei
	(In thousands)
For the Three Months Ended April 2, 2006:
Revenues	$228,613	$—	$186,924	$41,689
Income (loss) before provision for income taxes	13,871	(5,652)	18,307	1,216
Capital expenditures	17,402	377	11,781	5,244
Depreciation and amortization	10,355	280	8,096	1,979
For the Three Months Ended April 3, 2005:
Revenues	$194,214	––	$163,579	$30,635
Income (loss) before provision for income taxes	16,039	(4,701)	18,839	1,901
Capital expenditures	16,134	149	12,690	3,295
Depreciation and amortization	8,134	149	6,679	1,306
As of April 2, 2006:
Total assets	$459,235	$23,049	$372,750	$63,436
Goodwill	6,819	—	6,566	253
As of January 1, 2006:
Total assets	$466,662	$18,384	$385,716	$62,562
Goodwill	6,819	—	6,566	253
6. Income Tax Liability Reduction
     At April 3, 2005 and April 2, 2006, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the three months ended April 3, 2005 and April 2, 2006, the Company recorded a $0.5 million and $1.2 million increase to equity, respectively, with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.
7. Commitments and Contingencies
     The Company is engaged in various legal actions, which arise in the ordinary course of its business. The Company is also currently under examination by various taxing authorities for calendar years 2002 through 2005. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 1, 2006 contained in our 2005 Annual Report on Form 10-K.
     Some of the statements in this section contain forward–looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the inability to develop and construct our restaurants within projected budgets and time periods and our ability to successfully expand our operations. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
     As of April 2, 2006, we owned and operated 133 full service restaurants, or Bistros, that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. Utilizing a partnership management philosophy, we have focused on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
     As of April 2, 2006, we also owned and operated 81 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
     We intend to open 19 new Bistros during 2006, one of which was open by the end of the first quarter of 2006. We will continue our development in existing markets and plan to enter nine new markets in 2006. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2006. We intend to continue to develop full service restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.7 million and total invested capital of approximately $3.6 million per restaurant (which have been reduced by an estimate of landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expense is expected to average approximately $400,000 per restaurant during 2006, which includes approximately $50,000 per restaurant in preopening rent during construction.
     We also intend to open 30 new Pei Wei restaurants during 2006, four of which were open by the end of the first quarter of 2006. We will continue our development in existing markets and plan to enter seven new markets in 2006. We have signed lease agreements or letters of intent for all of our development planned for 2006. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $785,000 and total invested capital of approximately $1.3 million per restaurant (which have been reduced by an estimate of landlord reimbursements). Preopening expense for Pei Wei is expected to average approximately $142,000 per restaurant during 2006, which includes approximately $24,000 per restaurant in preopening rent during construction.
Share-Based Compensation
     We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.

     On January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
     The fair value of options granted in prior periods was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on historic, daily stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     Non-vested equity based compensation totaled $25.7 million at April 2, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 3.3 years. We did not grant options during the quarter ended April 2, 2006.
Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to restaurant opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, we ceased the capitalization of rent during the construction period which resulted in $0.3 million in additional pre-opening rent during the quarter ended April 2, 2006.
Results of Operations
     The following table sets forth certain unaudited quarterly information for the three month period ended April 3, 2005 and April 2, 2006, respectively, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
     Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expense. We typically incur the most significant portion of preopening expense associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant (for approximately its first four to nine months of operation) are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expense, labor and operating costs until such time as a larger base of restaurants in operation mitigates such impact.
Results for the three months ended April 3, 2005 and April 2, 2006

	Three Months Ended
	April 3, 2005			April 2, 2006
	Consolidated (1)	Bistro	Pei Wei	Consolidated (1)	Bistro	Pei Wei
Statements of Income Data:
Revenues (in thousands)	$194,214	$163,579	$30,635	$228,613	$186,924	$41,689
Costs and expenses:
Cost of sales	27.8%	27.7%	28.3%	27.7%	27.7%	28.0%
Labor	32.7	32.8	32.4	33.7	33.5	34.3
Operating	14.5	14.4	15.2	15.2	14.9	16.7
Occupancy	5.3	5.2	5.9	5.5	5.3	6.3
General and administrative(1)	5.4	2.5	5.2	5.8	2.7	5.5
Depreciation and amortization(1)	4.2	4.1	4.3	4.5	4.3	4.7
Preopening expense	0.7	0.6	1.2	0.7	0.6	1.4
Partner investment expense	0.1	0.1	0.2	0.1	0.2	(0.5)

Total costs and expenses	90.8	87.4	92.7	93.3	89.3	96.4

Income from operations	9.2	12.6	7.3	6.7	10.7	3.6
Interest and other income, net(1)	0.2	0.1	0.0	0.2	0.0	0.0
Minority interest	(1.2)	(1.2)	(1.1)	(0.9)	(0.9)	(0.7)

Income before provision for income taxes	8.3	11.5%	6.2%	6.1	9.8%	2.9%

Provision for income taxes	(2.7)			(1.8)

Net income	5.6%			4.3%

Certain percentage amounts do not sum to total due to rounding.
(1)	Shared Services and Other expenses are included in the Consolidated percentage of sales calculation.
   Revenues
     P.F. Chang’s revenues are derived from food and beverage sales. Consolidated revenues increased by $34.4 million, or 17.7%, to $228.6 million for the three months ended April 2, 2006 from $194.2 million for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: Revenues increased by $23.3 million at our Bistro restaurants. This increase was attributable to revenues of $0.9 million generated by new restaurants opened in 2006, a $19.5 million increase in revenues for restaurants that opened subsequent to April 3, 2005, and a $2.9 million increase in revenues for restaurants that opened before April 3, 2005. The increase in revenues is the result of new store openings and a full quarter of revenues on those stores opened subsequent to April 3, 2005, as well as a 1.3% effective price increase implemented in the first quarter of 2006.
     Pei Wei: Revenues increased by $11.1 million at our Pei Wei restaurants. The increase was attributable to revenues of $1.2 million generated by new restaurants opened in 2006, a $10.6 million increase in revenues for restaurants that opened subsequent to April 3, 2005 and a $0.7 million decrease in revenues for restaurants that opened before April 3, 2005. The increase in revenues in 2006 for stores opened subsequent to April 3, 2005 is a result of customer traffic growth, as well as a 1.5% effective price increase implemented in the second quarter of 2005. The decrease in revenues for stores opened prior to April 3, 2005 was primarily due to the impact of new store openings on existing restaurant sales in the same market.
   Costs and Expenses
     Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $9.4 million, or 17.5%, to $63.4 million for the three months ended April 2, 2006 from $54.0 million for the three months ended April 3, 2005. Cost of sales decreased as a percentage of revenues to 27.7% for the three months ended April 2, 2006 from 27.8% for the three months ended April 3, 2005. Each segment contributed as follows:

     Bistro: Cost of sales at the Bistro as a percentage of revenues was 27.7% for both the three months ended April 2, 2006 and April 3, 2005. Bistro experienced lower poultry prices that were offset by higher seafood and dry food prices.
     Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 28.0% for the three months ended April 2, 2006 from 28.3% for the three months ended April 3, 2005. This decrease was attributable to lower poultry prices partially offset by increased meat expense due to the impact of the addition of pork to the menu and increased dry food prices.
     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Consolidated labor expenses increased by $13.4 million, or 21.1%, to $76.9 million for the three months ended April 2, 2006 from $63.5 million for the three months ended April 3, 2005. Labor expenses increased as a percentage of revenues to 33.7% for the three months ended April 2, 2006 from 32.7% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 33.5% for the three months ended April 2, 2006 from 32.8% for the three months ended April 3, 2005. This increase was primarily due to wage rate pressure, an increase in California’s unemployment tax rate and equity based compensation, partially offset by improvements in productivity.
     Pei Wei: As a percentage of revenues, labor expenses increased as a percentage of sales at Pei Wei to 34.3% for the three months ended April 2, 2006 from 32.4% for the three months ended April 3, 2005. This increase was primarily due to wage rate pressure and the impact of lower sales on the portion of labor costs that are fixed in nature.
     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to nine months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.5 million, or 23.3%, to $34.8 million for the three months ended April 2, 2006 from $28.3 million for the three months ended April 3, 2005. Operating expenses increased as a percentage of revenues to 15.2% for the three months ended April 2, 2006 from 14.5% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 14.9% for the three months ended April 2, 2006 from 14.4% for the three months ended April 3, 2005. This increase was primarily due to higher utility expenses and repairs and maintenance costs.
     Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 16.7% for the three months ended April 2, 2006 from 15.2% for the three months ended April 3, 2005. This increase was primarily due to higher utility expenses and higher costs for take-out supplies.
     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $2.2 million, or 21.6%, to $12.5 million for the three months ended April 2, 2006 from $10.3 million for the three months ended April 3, 2005. Occupancy costs as a percentage of revenues was 5.5% for the three months ended April 2, 2006 and 5.3% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.3% for the three months ended April 2, 2006 from 5.2% for the three months ended April 3, 2005, primarily as a result of slightly higher property tax expense.
     Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues increased to 6.3% for the three months ended April 2, 2006 from 5.9% for the three months ended April 3, 2005, primarily as a result of slightly higher property tax expense and decreased leverage due to lower average weekly sales at existing restaurants.
     General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased by $2.7 million to $13.3 million for the three months ended April 2, 2006 from $10.6 million for the three months ended April 3, 2005. Consolidated general and administrative expenses as a percentage of revenues was 5.8% for the three months ended April 2, 2006 and 5.4% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: General and administrative costs at the Bistro as a percentage of revenues increased to 2.7% for the three months ended April 2, 2006 from 2.5% for the three months ended April 3, 2005. General and administrative costs increased $1.0 million at the Bistro primarily as a result of $0.7 million of equity based compensation, a $0.2 million increase in travel expenses and a $0.3 million increase in compensation and benefits expense related primarily to an increase in health insurance costs, partially offset by a $0.2 million decrease in incentive accruals.
     Pei Wei: General and administrative costs at Pei Wei as a percentage of revenues increased to 5.5% for the three months ended April 2, 2006 from 5.2% for the three months ended April 3, 2005. General and administrative costs increased $0.7 million at Pei Wei primarily as a result of $0.1 million of equity based compensation, a $0.5 million increase in compensation and benefits expense related to the addition of corporate management personnel and an increase in health insurance costs and $0.1 million increase in travel expenses, partially offset by $0.1 million decrease in incentive accruals.
     Shared Services and Other: General and administrative costs for Shared Services and Other increased $1.0 million primarily as a result of $1.0 million of equity based compensation and a $0.4 million increase in compensation and benefits expense primarily related to the addition of corporate management personnel, including $0.2 million for resources responsible for developing our newest Asian concept, partially offset by a $0.4 million decrease in incentive accruals.
     Depreciation and Amortization. Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets. Consolidated depreciation and amortization increased by $2.3 million, or 27.3%, to $10.4 million for the three months ended April 2, 2006 from $8.1 million for the three months ended April 3, 2005. Depreciation and amortization increased as a percentage of sales to 4.5% for the three months ended April 2, 2006 from 4.2% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: At our Bistro restaurants, depreciation and amortization increased $1.4 million to $8.1 million for the three months ended April 2, 2006 from $6.7 million for the three months ended April 3, 2005, and increased as a percentage of revenues to 4.3% for the three months ended April 2, 2006 from 4.1% for the three months ended April 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to April 3, 2005 totaling $1.1 million for the three months ended April 2, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the first quarter of 2005.
     Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.7 million to $2.0 million for the three months ended April 2, 2006 from $1.3 million for the three months ended April 3, 2005, and increased as a percentage of revenues to 4.7% for the three months ended April 2, 2006 from 4.3% for the three months ended April 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to April 3, 2005 totaling $0.6 million for the three months ended April 2, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the first quarter of 2005.
     Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Also included in preopening expense is the accrual for straight-line rent recorded for the period from possession of the restaurant to the restaurant opening date. Consolidated preopening expense for the three months ended April 2, 2006 increased by $0.4 million to $1.7 million from $1.3 million for the three months ended April 3, 2005. Preopening expense as a percentage of revenues was 0.7% for both the three months ended April 2, 2006 and April 3, 2005. Each segment contributed as follows:
     Bistro: Preopening expense increased by $0.1 million to $1.1 million for the three months ended April 2, 2006 from $1.0 million April 3, 2005. The increase is primarily due to $0.2 million of construction period rent costs, which we began expensing during the first quarter of 2006, partially offset by the impact of opening one restaurant in the first quarter of 2006 as compared to opening two restaurants in the first quarter of 2005, as well as the impact of costs associated with five restaurants which opened in the second quarter of 2005 compared to one restaurant scheduled to open in the second quarter of 2006.
     Pei Wei: Preopening expense increased by $0.3 million to $0.6 million for the three months ended April 2, 2006 from $0.3 million for the three months ended April 3, 2005. The increase is primarily due to $0.1 million of construction period rent costs, which we began expensing during the first quarter of 2006, as well as the impact of opening four new Pei Weis in the first quarter of 2006 as compared to opening one new Pei Wei in the first quarter of 2005. This increase was partially offset by the impact of costs associated with seven restaurants which opened in the second quarter of 2005 compared to seven restaurants scheduled to open in the second quarter of 2006.
     Partner Investment Expense. Partner investment expense consists of the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests as well as the change in the fair value of partner’s interest at inception compared to fair value at the date of repurchase for those partners who are bought out prior to the expiration of the initial five year period of the partnership. Consolidated partner investment expense for the three months ended April 2, 2006 was $0.2 million and $0.3 million for the three months ended April 3, 2005. Partner investment expense as a percentage of revenues was 0.1% for both the three months ended April 2, 2006 and April 3, 2005. Each segment contributed as follows:
     Bistro: Partner investment expense at the Bistro increased by $0.2 million to $0.4 million for the three months ended April 2, 2006 from $0.2 million for the three months ended April 3, 2005. The increase was primarily the result of an expense reduction relating to a minority partner buyout during the first quarter of 2005, offset partially by the impact of opening one restaurant in the first quarter 2006 as compared to opening two restaurants in the first quarter of 2005.
     Pei Wei: Partner investment expense at Pei Wei decreased by $0.3 million to $0.2 million of income for the three months ended April 2, 2006 from $0.1 million of expense for the three months ended April 3, 2005. The decrease was primarily due to an expense reduction relating to minority partner buyouts, offset partially by the impact of opening four new Pei Weis in the first quarter of 2006 as compared to opening one new Pei Wei in the first quarter of 2005.
  Interest and Other Income, Net
     Consolidated net interest and other income was $0.5 million for both the three months ended April 2, 2006 and April 3, 2005. The impact of lower cash reserves was offset by an increase in rates of return on our investments on a year over year basis.
Minority Interest
     Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also have minority investors in our Pei Wei Asian Diner, Inc. subsidiary as of April 2, 2006. Consolidated minority interest decreased $0.3 million to $2.0 million for the three months ended April 2, 2006 from $2.3 million for the three months ended April 3, 2005, and decreased as a percentage of revenues to 0.9% for the three months ended April 2, 2006 from 1.2% for the three months ended April 3, 2005. Each segment contributed as follows:
     Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 0.9% for the three months ended April 2, 2006 from 1.2% for the three months ended April 3, 2005. The decrease was primarily due to partner buyouts occurring subsequent to the first quarter of 2005.
     Pei Wei: Minority interest at Pei Wei decreased as a percentage of revenues to 0.7% for the three months ended April 2, 2006 from 1.1% for the three months ended April 3, 2005. The decrease was primarily due to partner buyouts occurring subsequent to the first quarter of 2005 and the impact of lower operating income.
  Provision for Income Taxes
     Our effective tax rate for the three months ended April 2, 2006 and April 3, 2005 was 29.3% and 32.5%, respectively. Disregarding the impact of approximately $0.2 million in reserve adjustments due to closure of audits during 2006, our effective tax rate was 31.0%. The income tax rates for the three months ended April 2, 2006 and April 3, 2005 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
   Liquidity and Capital Resources
     P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $16.0 million and $17.1 million for the three months ended April 3, 2005 and April 2, 2006, respectively. Net cash provided by operating activities exceeded net income for the three months ended

April 3, 2005 due principally to the effect of minority interest, depreciation and amortization and the increase in accounts payable and unearned revenue. Net cash provided by operating activities exceeded net income for the three months ended April 2, 2006 due principally to the effect of minority interest, equity based compensation, depreciation and amortization and the decrease in prepaids and other current assets, partially offset by the tax benefit from disqualifying stock option disposition as well as a decreases in accounts payable, accrued expenses and unearned revenue and an increase in deferred income taxes.
     We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the three months ended April 3, 2005 and April 2, 2006 was $20.1 million and $15.8 million, respectively. Investing activities primarily related to capital expenditures of $16.1 million and $17.4 million for the three months ended April 3, 2005 and April 2, 2006, respectively, as well as purchase of minority interests of $3.9 million for the three months ended April 3, 2005 and investments in short-term investments of $6.1 million and divestiture of investments in short-term instruments of $8.3 million for the three months ended April 2, 2006. We intend to open 19 new Bistros in 2006, one of which was open as of April 2, 2006. We also intend to open 30 new Pei Wei restaurants in 2006, four of which were open as of April 2, 2006. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.7 million. Preopening expense is expected to continue to average approximately $350,000 per Bistro restaurant, which excludes non-cash rent expense of approximately $50,000. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of $785,000 and will continue to incur preopening costs of approximately $118,000, which excludes non-cash rent expense of approximately $24,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
     Net cash used in financing activities for the three months ended April 3, 2005 was $1.0 million compared to $10.8 million for the three months ended April 2, 2006. Financing activities in the first three months of 2005 and the first three months of 2006 both consisted of distributions to minority partners offset by proceeds from stock options exercised and employee stock purchases. In the three months ended April 2, 2006, financing activities also included $4.3 million in repayments of debt, $7.3 million related to the purchase of Pei Wei minority interest and $1.2 million related to the tax benefit from disqualifying stock option dispositions.
     Amounts committed for the issuance of letters of credit, which are required by our insurance companies for workers’ compensation and general liability insurance claims, total $10.7 million and are included in the balance sheet within restricted short-term investments as of April 2, 2006.
     Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements throughout the remainder of 2006. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all. Total capital expenditures for 2006 are anticipated to be approximately $90 million to $100 million.
     On January 9, 2006, we purchased the 13% minority interest held by key employees in our Pei Wei Asian Diner subsidiary for approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 common shares of Pei Wei Asian Diner, Inc. stock into options to purchase approximately 306,782 shares of P.F. Chang’s common stock. The transaction did not involve any changes in management or key positions in Pei Wei.
     As of April 2, 2006, there were 206 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the three months ended April 2, 2006, we had the opportunity to purchase one partner’s interest, which had reached the five-year threshold period during the quarter, as well as four additional partners’ interests which had either reached the end of their initial five-year term in prior years or which related to partners who left the company prior to the initial five-year term. We purchased all of these partnerships in their entirety. These purchases totaled approximately $0.5 million. Of the total purchase price, approximately $0.4 million was paid in cash, while the remaining balance has been recorded as debt on the balance sheet at April 2, 2006. During the remainder of 2006, we will have the opportunity to purchase 26 additional partnership interests. If all of these interests are purchased, the total purchase price would approximate $9 million to $10 million based upon the estimated fair value of the respective interests at April 2, 2006. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from April 2, 2006 through the date of purchase. If we purchase all of these interests during the remainder of 2006, the estimated financial impact would be a reduction of cash of approximately $3 million to $4 million and an increase to earnings per share of $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
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
     At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price with cash, a promissory note or common stock of P.F. Chang’s over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. If and when we repurchase our partners’ interests, the excess, if any, of the purchase price over the imputed fair value of these interests has been recognized as expense in the month the repurchase occurs for all fiscal years prior to and including 2003. Currently, the excess, if any, will be recorded as intangibles, which are amortized over approximately 15 years for Bistros. There is also the possibility of additional charges relating to the modification if, within the initial five-year period of the respective interest, we repurchase that interest at a value greater than required by the agreements prior to modification.
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
Share-Based Compensation
     P.F. Chang’s accounts for stock–based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black–Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock–based compensation and consequently, the related amount recognized on the consolidated statements of income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A change in market prices exposes us to market risk related to our short-term investments (including restricted short-term investments). We held approximately $40.3 million in available-for-sale marketable securities as of April 2, 2006. A hypothetical 10% decline in the market value of those securities would result in a $4.0 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows unless the securities were disposed of.
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
     During the last fiscal quarter, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
     Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; increases in the minimum wage; intense competition in the restaurant industry; changes in general economic and political conditions that affect consumer spending; fluctuations in operating results; our inability to retain key personnel; failure to comply with governmental regulations; future changes in financial accounting standards; changes in how we account for certain aspects of our partnership program; strain on our management resources resulting from implementing our growth strategy; potential labor shortages that may delay planned openings; changes in food costs; rising insurance costs; litigation; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 15, 2006. The following risk factor is the only material change to the risk factors described in the Form 10-K.
Our operating expenses may increase in the future and may negatively impact our profitability.
     Operating expenses, such as utilities and other expenses impacted by fuel price fluctuations are not fixed and may continue to increase in the future. If we are not able to leverage these increases with operating efficiencies or price increases, they will negatively impact our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.1(2)	Amended and Restated By-laws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

Exhibit
Number		Description Document
†	10.1(3)	Form of Indemnification Agreement for directors and executive officers.

†	10.2(4)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†	10.3(5)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†	10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†	10.5(3)	1998 Employee Stock Purchase Plan.

†	10.13(6)	1999 Nonstatutory Stock Option Plan.

	10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†	10.17(8)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†	10.18(9)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†	10.19(9)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†	10.20(9)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

†	10.21(9)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

†	10.23(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

	21.1(11)	List of subsidiaries.

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-Q dated October 10, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749) and the Registrant’s proxy statement on Schedule 14A filed March 25, 2002.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001 and the Registrant’s proxy statement on Schedule 14A dated March 25, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated February 15, 2006.

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

Kristina K. Cashman
Chief Financial Officer and Secretary Principal Financial and Accounting Officer
Date: April 26, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description Document
	3.1(1)	Amended and Restated Certificate of Incorporation.

	3.1(2)	Amended and Restated By-laws.

	4.1(3)	Specimen Common Stock Certificate.

	4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†	10.1(3)	Form of Indemnification Agreement for directors and executive officers.

†	10.2(4)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†	10.3(5)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†	10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†	10.5(3)	1998 Employee Stock Purchase Plan.

†	10.13(6)	1999 Nonstatutory Stock Option Plan.

	10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†	10.17(8)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†	10.18(9)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†	10.19(9)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†	10.20(9)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

†	10.21(9)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

†	10.23(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

	21.1(11)	List of subsidiaries.

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kristina K. Cashman.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 10-Q dated October 10, 2004.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749) and the Registrant’s proxy statement on Schedule 14A filed March 25, 2002.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001 and the Registrant’s proxy statement on Schedule 14A dated March 25, 2002.

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated February 15, 2006.