Form 10-Q
period 2006-07-02
P F CHANGS CHINA BISTRO INC
filed 2006-07-26
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of July 2, 2006, there were outstanding 26,556,216 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	July 2,
	2006	2006
	(Note 1)	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,948	$20,712
Short-term investments	34,150	33,930
Restricted short-term investments	8,260	10,660
Inventories	3,461	3,619
Prepaids and other current assets	15,957	14,240

Total current assets	93,776	83,161
Property and equipment, net	345,864	370,919
Deferred income tax assets	1,938	6,157
Goodwill	6,819	6,819
Intangible assets, net	10,543	11,389
Other assets	7,722	7,410

Total assets	$466,662	$485,855

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,850	$9,764
Construction payable	6,463	9,563
Accrued expenses	40,864	46,198
Unearned revenue	15,281	10,684
Current portion of long-term debt, including $3,503,000 and $3,278,000 due to related parties at January 1, 2006 and July 2, 2006, respectively	5,110	5,341

Total current liabilities	81,568	81,550
Long-term debt, including $3,503,000 and $577,000 due to related parties at January 1, 2006 and July 2, 2006, respectively	5,360	1,600
Lease obligation	55,991	59,144
Minority interests	29,845	30,131
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,397,366 shares issued and outstanding at January 1, 2006 and 26,556,216 at July 2, 2006	26	27
Additional paid-in capital	165,355	166,984
Retained earnings	128,517	146,419

Total common stockholders’ equity	293,898	313,430

Total liabilities and common stockholders’ equity	$466,662	$485,855

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands, except per share)
Revenues	$198,056	$225,981	$392,270	$454,594
Costs and expenses:
Cost of sales	54,493	61,285	108,475	124,725
Labor	64,765	75,380	128,293	152,317
Operating	29,505	36,210	57,755	71,051
Occupancy	10,767	12,725	21,041	25,218
General and administrative	10,495	14,037	21,077	27,289
Depreciation and amortization	8,519	10,565	16,653	20,920
Preopening expense	2,496	2,817	3,830	4,511
Partner investment expense	1,581	925	1,854	1,125

Total costs and expenses	182,621	213,944	358,978	427,156

Income from operations	15,435	12,037	33,292	27,438
Interest and other income, net	447	568	905	1,060

Income before minority interest and provision for income taxes	15,882	12,605	34,197	28,498
Minority interest	(2,176)	(2,033)	(4,452)	(4,055)

Income before provision for income taxes	13,706	10,572	29,745	24,443
Provision for income taxes	(4,454)	(2,483)	(9,667)	(6,541)

Net income	$9,252	$8,089	$20,078	$17,902

Net income per share:
Basic	$0.35	$0.30	$0.77	$0.68

Diluted	$0.34	$0.30	$0.75	$0.66

Weighted average shares used in computation:
Basic	26,221	26,546	26,169	26,516

Diluted	26,977	27,258	26,935	27,249

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 3,	July 2,
	2005	2006
	(Unaudited)
	(In thousands)
Operating Activities:
Net income	$20,078	$17,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,653	20,920
Equity based compensation	––	4,751
Partner investment expense	1,854	1,125
Partner bonus expense, imputed	936	959
Deferred income taxes	1,535	(4,219)
Tax benefit from disqualifying stock option dispositions credited to equity	2,371	(1,365)
Minority interest	4,452	4,055
Changes in operating assets and liabilities:
Inventories	(70)	(158)
Prepaids and other current assets	(1,988)	3,082
Other assets	(667)	(326)
Accounts payable	(5,378)	(4,086)
Accrued expenses	3,094	5,334
Lease obligation	3,020	3,224
Unearned revenue	(3,425)	(4,597)

Net cash provided by operating activities	42,465	46,601
Investing Activities:
Capital expenditures	(43,775)	(41,782)
Purchases of short-term investments	(25,192)	(12,835)
Capitalized interest	(225)	(421)
Purchase of minority interests	(4,320)	(1,214)
Proceeds from sale of short-term investments	––	10,655

Net cash used in investing activities	(73,512)	(45,597)
Financing Activities:
Repayments of long-term debt	(62)	(4,409)
Payments of capital lease obligation	––	(71)
Purchase of subsidiary common stock	––	(7,345)
Proceeds from stock options exercised and employee stock purchases	4,451	2,859
Tax benefit from disqualifying stock option dispositions credited to equity	––	1,365
Proceeds from minority investors’ contributions	430	430
Distributions to minority members and partners	(6,121)	(5,069)

Net cash used in financing activities	(1,302)	(12,240)

Net decrease in cash and cash equivalents	(32,349)	(11,236)
Cash and cash equivalents at the beginning of the period	66,409	31,948

Cash and cash equivalents at the end of the period	$34,060	$20,712

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35	$661
Cash paid for income taxes, net of refunds	5,944	7,085
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$2,165	$(333)
Change in construction payable	2,335	3,100
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
     As of July 2, 2006, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 137 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 88 limited service restaurants under the name of “Pei Wei Asian Diner.”
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Share-Based Compensation
     The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.
     On January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation:

	Three Months	Six Months
	Ended	Ended
	July 3, 2005	July 3, 2005
	(In thousands,
	except per share amounts)
Net income, as reported	$9,252	$20,078
Deduct: Fair value based compensation expense, net of related tax effects	(1,698)	(2,792)

Pro forma net income	$7,554	$17,286

Net income per share:
Basic, as reported	$0.35	$0.77

Basic, pro forma	$0.29	$0.66

Diluted, as reported	$0.34	$0.75

Diluted, pro forma	$0.28	$0.64

Weighted average shares used in computation:
Basic	26,221	26,169

Diluted	26,977	26,935

     The fair value for options granted during the three and six months ended July 3, 2005 and July 2, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
Weighted average risk-free interest rate	4.0%	4.9%	3.9%	4.9%
Expected life of options (years)	5.0	6.1	5.0	6.1
Expected stock volatility	39.1%	35.0%	40.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 4 for further discussion of the Company’s share-based employee compensation.
     Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to restaurant opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company ceased the capitalization of rent during the construction period which resulted in $0.5 million and $0.8 million, respectively, in additional pre-opening rent expense during the three and six months ended July 2, 2006.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. SFAS 151 is effective for financial statements for fiscal years beginning after June 15, 2005. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company does not believe the adoption of SFAS 151 will have a material impact on its consolidated financial statements.
     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (EITF 06-3), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
2. Net Income Per Share
     Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents, which includes options outstanding under our stock option plans. For the three months ended July 3, 2005 and July 2, 2006, 3,000 and 1.7 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended July 3, 2005 and July 2, 2006, 35,500 and 1.2 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
3. Accrued Expenses
     Accrued expenses consist of the following:

	January 1,	July 2,
	2006	2006
	(In thousands)
Accrued payroll	$12,354	$14,032
Sales and use tax payable	5,405	5,155
Property tax payable	2,301	2,725
Accrued insurance	11,708	13,986
Accrued rent	3,427	3,175
Other accrued expenses	5,669	7,125

	$40,864	$46,198

4. Share-Based Compensation
     In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the Board of Directors, and options currently outstanding at July 2, 2006 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of July 2, 2006.
     During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Compensation Committee of the Company’s Board of Directors has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. The 1998 Plan includes an automatic grant program for outside directors. On May 5, 2006, the Board of Directors approved the amendment and restatement of the Company’s Amended and Restated 1998 Stock Option Plan, eliminating immediately the provisions regarding the automatic annual grant of options to non-employee directors.
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
     In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options expire within 10 years.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The weighted average fair value of options granted for the three months ended July 3, 2005 and July 2, 2006 was $22.14 and $18.77, respectively. The weighted average fair value of options granted for the six months ended July 3, 2005 and July 2, 2006 was $22.53 and $18.77, respectively. The total intrinsic value of options exercised during the three months ended July 3, 2005 and July 2, 2006 was approximately $6.6 million and $1.0 million, respectively. The total intrinsic value of options exercised during the six months ended July 3, 2005 and July 2, 2006 was approximately $8.2 million and $4.7 million, respectively.
     As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Non-vested equity based compensation, net of estimated forfeitures, totaled $25.1 million at July 2, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 3.1 years.
     Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value (1)
	Shares	Price	(in years)	(in thousands)
Outstanding at January 1, 2006	2,968,117	$37.84
Granted	113,360	43.22
Converted Pei Wei options	306,782	5.06
Exercised	(134,197)	13.30
Forfeited (canceled)	(117,208)	45.76

Outstanding at July 2, 2006	3,136,854	$35.58	6.7	$7,652

Options exercisable at July 2, 2006	1,797,645	$26.70	5.4	$20,342

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the status of the Company’s nonvested shares as of July 2, 2006, and changes during the six months ended July 2, 2006, is presented as follows:

	Nonvested Shares
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	1,486,224	$20.26
Granted	113,360	18.77
Converted Pei Wei options	109,693	3.00
Vested	(260,905)	14.40
Forfeited (canceled)	(109,163)	20.16

Nonvested at July 2, 2006	1,339,209	$19.82

     Reported share-based compensation was classified as follows:

	Three	Three
	Months	Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(In thousands)
Labor	$––	$372	$––	$716
General and administrative	––	2,189	––	4,035

Total share-based compensation	––	2,561	––	4,751
Tax benefit	––	(711)	––	(1,318)

Total share-based compensation, net of tax	$––	$1,850	$––	$3,433

     On January 9, 2006, the Company effectively purchased the 13% minority interest held by key employees in its Pei Wei Asian Diner subsidiary for a value of approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 shares of Pei Wei Asian Diner, Inc. common stock into options to purchase 306,782 shares of the Company’s common stock. There was no additional intrinsic value associated with the converted options to purchase the Company’s common stock for the key employees. The transaction did not involve any changes in management or key positions in Pei Wei.
5. Segment Reporting
     The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.
     The table below presents information about reportable segments:

		Shared
	Total	Services and Other	Bistro	Pei Wei
	(In thousands)
For the Three Months Ended July 2, 2006:
Revenues	$225,981	$—	$183,705	$42,276
Income (loss) before provision for income taxes	10,572	(6,095)	17,124	(457)
Capital expenditures	24,380	961	15,429	7,990
Depreciation and amortization	10,565	281	8,220	2,064
For the Three Months Ended July 3, 2005:
Revenues	$198,056	––	$166,418	$31,638
Income (loss) before provision for income taxes	13,706	(4,628)	17,881	453
Capital expenditures	27,641	3,549	17,765	6,327
Depreciation and amortization	8,519	142	7,033	1,344
As of July 2, 2006:
Total assets	$485,855	$25,452	$389,621	$70,782
Goodwill	6,819	—	6,566	253
As of January 1, 2006:
Total assets	$466,662	$18,384	$385,716	$62,562
Goodwill	6,819	—	6,566	253

6. Income Tax Liability Reduction
     At July 3, 2005 and July 2, 2006, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the six months ended July 3, 2005 and July 2, 2006, the Company recorded a $2.4 million and $1.4 million increase to equity, respectively, with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.
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
8. Subsequent Event
     In July 2006, the Company’s Board of Directors authorized a program to repurchase up to $50 million of the Company’s outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. The Company intends to initially use cash on hand to repurchase shares. The Board of Directors also authorized management to negotiate a $50 million revolving credit facility to provide additional liquidity and offer flexibility in funding the repurchase.

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
     Some of the statements in this section contain forward–looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the inability to develop and construct our restaurants within projected budgets and time periods and our ability to successfully expand our operations. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
     As of July 2, 2006, we owned and operated 137 full service restaurants, or Bistros, that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. Utilizing a partnership management philosophy, we have focused on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
     As of July 2, 2006, we also owned and operated 88 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
     We intend to open 20 new Bistros during 2006, five of which were open by the end of the second quarter of 2006. We will continue our development in existing markets and plan to enter nine new markets in 2006. We have signed lease agreements or letters of intent for all of our development planned for fiscal 2006. We intend to continue to develop full service restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million and total invested capital of approximately $3.8 million per restaurant (which have been reduced by an estimate of landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expense is expected to average approximately $400,000 per restaurant during 2006, which includes approximately $50,000 per restaurant in preopening rent during construction.
     We also intend to open 30 new Pei Wei restaurants during 2006, 11 of which were open by the end of the second quarter of 2006. We will continue our development in existing markets and plan to enter seven new markets in 2006. We have signed lease agreements or letters of intent for all of our development planned for 2006. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $795,000 and total invested capital of approximately $1.4 million per restaurant (which have been reduced by an estimate of landlord reimbursements). Preopening expense for Pei Wei is expected to average approximately $142,000 per restaurant during 2006, which includes approximately $24,000 per restaurant in preopening rent during construction.
Share-Based Compensation
     We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. We previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.

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
     The fair value of options granted in prior periods was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on historic, daily stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS 123R, we reduced pro forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
     If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123R. Option pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     Non-vested equity based compensation totaled $25.1 million at July 2, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 3.1 years. We granted options to purchase 113,360 shares of our common stock during the three months ended July 2, 2006.
Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to a restaurant’s opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, we ceased the capitalization of rent during the construction period which resulted in $0.5 million and $0.8 million, respectively, in additional pre-opening rent during the three and six months ended July 2, 2006.
Results of Operations
     The following table sets forth certain unaudited quarterly information for the three-month periods ended July 3, 2005 and July 2, 2006, respectively, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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
Results for the three months ended July 3, 2005 and July 2, 2006

	Three Months Ended
	July 3, 2005			July 2, 2006
	Consolidated (1)	Bistro	Pei Wei	Consolidated (1)	Bistro	Pei Wei
Statements of Income Data:
Revenues (in thousands)	$198,056	$166,418	$31,638	$225,981	$183,705	$42,276
Costs and expenses:
Cost of sales	27.5%	27.5%	27.7%	27.1%	27.1%	27.1%
Labor	32.7	32.6	33.2	33.4	33.1	34.6
Operating	14.9	14.6	16.5	16.0	15.6	17.9
Occupancy	5.4	5.3	6.0	5.6	5.4	6.6
General and administrative(1)	5.3	2.3	5.6	6.2	2.9	5.9
Depreciation and amortization(1)	4.3	4.2	4.2	4.7	4.5	4.9
Preopening expense	1.3	0.9	3.0	1.2	0.9	2.7
Partner investment expense	0.8	0.7	1.4	0.4	0.3	0.8

Total costs and expenses	92.2	88.1	97.7	94.7	89.7	100.5

Income from operations	7.8	11.9	2.3	5.3	10.3	(0.5)
Interest and other income, net(1)	0.2	0.0	0.0	0.3	0.0	0.1
Minority interest	(1.1)	(1.1)	(0.9)	(0.9)	(1.0)	(0.7)

Income before provision for income taxes	6.9	10.7%	1.4%	4.7	9.3%	(1.1)%

Provision for income taxes	(2.2)			(1.1)

Net income	4.7%			3.6%

Certain percentage amounts do not sum to total due to rounding.

(1)	Shared Services and Other expenses are included in the Consolidated percentage of sales calculation.
   Revenues
     P.F. Chang’s revenues are derived from food and beverage sales. Consolidated revenues increased by $27.9 million, or 14.1%, to $226.0 million for the three months ended July 2, 2006 from $198.1 million for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Revenues increased by $17.3 million at our Bistro restaurants. This increase was attributable to revenues of $3.3 million generated by new restaurants opened in 2006, a $13.0 million increase in revenues for restaurants that opened subsequent to July 3, 2005, and a $1.0 million increase in revenues for restaurants that opened before July 3, 2005. The increase in revenues is the result of new store openings and a full quarter of revenues for those stores opened subsequent to July 3, 2005, as well as a 2.9% effective price increase implemented in the second quarter of 2006.
     Pei Wei: Revenues increased by $10.6 million at our Pei Wei restaurants. The increase was attributable to revenues of $3.2 million generated by new restaurants opened in 2006, a $6.8 million increase in revenues for restaurants that opened subsequent to July 3, 2005 and a $0.6 million increase in revenues for restaurants that opened before July 3, 2005. The increase in revenues is the result of new store openings and a full quarter of revenues for those stores opened subsequent to July 3, 2005, as well as a 1.7% effective price increase implemented in the second quarter of 2006.
   Costs and Expenses
     Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased by $6.8 million, or 12.5%, to $61.3 million for the three months ended July 2, 2006 from $54.5 million for the three months ended July 3, 2005. Cost of sales decreased as a percentage of revenues to 27.1% for the three months ended July 2, 2006 from 27.5% for the three months ended July 3, 2005. Each segment contributed as follows:

     Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.1% for the three months ended July 2, 2006 from 27.5% for the three months ended July 3, 2005. The Bistro experienced lower poultry prices along with an adjustment resulting from a modification of our accounting policy related to rebate accruals. These were partially offset by higher dry food, meat and seafood prices.
     Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 27.1% for the three months ended July 2, 2006 from 27.7% for the three months ended July 3, 2005. This decrease was attributable to lower poultry costs along with an adjustment resulting from a modification of our accounting policy related to rebate accruals. These were partially offset by higher dry food, seafood and meat costs.
     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Consolidated labor expenses increased by $10.6 million, or 16.4%, to $75.4 million for the three months ended July 2, 2006 from $64.8 million for the three months ended July 3, 2005. Labor expenses increased as a percentage of revenues to 33.4% for the three months ended July 2, 2006 from 32.7% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 33.1% for the three months ended July 2, 2006 from 32.6% for the three months ended July 3, 2005. This increase was primarily due to wage rate pressure in our back of house (i.e., mostly culinary) positions, decreased leverage related to lower average weekly sales, equity based compensation and an increase in California’s unemployment tax rate.
     Pei Wei: As a percentage of revenues, labor expenses at Pei Wei increased to 34.6% for the three months ended July 2, 2006 from 33.2% for the three months ended July 3, 2005. This increase was primarily due to wage rate pressure in our back of house (i.e., mostly culinary) positions as well as decreased leverage related to lower average weekly sales.
     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to nine months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased by $6.7 million, or 22.7%, to $36.2 million for the three months ended July 2, 2006 from $29.5 million for the three months ended July 3, 2005. Operating expenses increased as a percentage of revenues to 16.0% for the three months ended July 2, 2006 from 14.9% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 15.6% for the three months ended July 2, 2006 from 14.6% for the three months ended July 3, 2005. This increase was primarily due to higher utility expenses related to an increase in rates, an adjustment resulting from a modification of our accounting policy related to utility accruals and higher repairs and maintenance expense. The increase was partially offset by a reduction in radio advertising usage.
     Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 17.9% for the three months ended July 2, 2006 from 16.5% for the three months ended July 3, 2005. This increase was primarily due to higher utility expenses related to an increase in rates and an adjustment resulting from a modification of our accounting policy related to utility accruals. The increase was partially offset by lower take-out and disposable supplies costs.
     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased by $1.9 million, or 18.2%, to $12.7 million for the three months ended July 2, 2006 from $10.8 million for the three months ended July 3, 2005. Occupancy costs as a percentage of revenues was 5.6% for the three months ended July 2, 2006 and 5.4% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Occupancy costs at the Bistro as a percentage of revenues increased to 5.4% for the three months ended July 2, 2006 from 5.3% for the three months ended July 3, 2005, primarily as a result of slightly higher property tax expense.
     Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues increased to 6.6% for the three months ended July 2, 2006 from 6.0% for the three months ended July 3, 2005, primarily as a result of decreased leverage due to lower average weekly sales at existing restaurants, lower than average leverage at our newer locations and slightly higher property tax expense.
     General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased by $3.5 million, or 33.7%, to $14.0 million for the three months ended July 2, 2006 from $10.5 million for the three months ended July 3, 2005. Consolidated general and administrative expenses as a percentage of revenues was 6.2% for the three months ended July 2, 2006 and 5.3% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: General and administrative costs at the Bistro as a percentage of revenues increased to 2.9% for the three months ended July 2, 2006 from 2.3% for the three months ended July 3, 2005. General and administrative costs increased $1.5 million at the Bistro primarily as a result of $0.8 million of equity based compensation, a $0.2 million increase in travel expenses, a $0.3 million increase in compensation and benefits expense related primarily to an increase in health insurance costs and a $0.2 million increase in incentive accruals.
     Pei Wei: General and administrative costs at Pei Wei as a percentage of revenues increased to 5.9% for the three months ended July 2, 2006 from 5.6% for the three months ended July 3, 2005. General and administrative costs increased $0.7 million at Pei Wei primarily as a result of $0.1 million of equity based compensation, a $0.5 million increase in compensation and benefits expense related to the addition of corporate management personnel and an increase in health insurance costs and a $0.2 million increase in travel expenses, partially offset by a $0.1 million decrease in incentive accruals.
     Shared Services and Other: General and administrative costs for Shared Services and Other increased $1.3 million primarily as a result of $1.2 million of equity based compensation and a $0.4 million increase in compensation and benefits expense primarily related to the addition of corporate management personnel, including $0.1 million for resources responsible for developing our newest Asian concept, partially offset by a $0.3 million decrease in incentive accruals.
     Depreciation and Amortization. Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets. Consolidated depreciation and amortization increased by $2.1 million, or 24.0%, to $10.6 million for the three months ended July 2, 2006 from $8.5 million for the three months ended July 3, 2005. Depreciation and amortization increased as a percentage of revenues to 4.7% for the three months ended July 2, 2006 from 4.3% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: At our Bistro restaurants, depreciation and amortization increased $1.2 million to $8.2 million for the three months ended July 2, 2006 from $7.0 million for the three months ended July 3, 2005, and increased as a percentage of revenues to 4.5% for the three months ended July 2, 2006 from 4.2% for the three months ended July 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to July 3, 2005 totaling $0.9 million for the three months ended July 2, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2005. The increase was also due to an increase in the average capital expenditures for new restaurants on a year over year basis and decreased leverage due to lower average weekly sales.
     Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $0.8 million to $2.1 million for the three months ended July 2, 2006 from $1.3 million for the three months ended July 3, 2005, and increased as a percentage of revenues to 4.9% for the three months ended July 2, 2006 from 4.2% for the three months ended July 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to July 3, 2005 totaling $0.6 million for the three months ended July 2, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the second quarter of 2005. The increase was also due to decreased leverage due to lower average weekly sales and an increase in the average capital expenditures for new restaurants on a year over year basis.
     Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Also included in preopening expense is the accrual for straight-line rent recorded for the period from possession of the restaurant to the restaurant opening date. Consolidated preopening expense for the three months ended July 2, 2006 increased by $0.3 million, or 12.9%, to $2.8 million from $2.5 million for the three months ended July 3, 2005. Preopening expense as a percentage of revenues was 1.2% for the three months ended July 2, 2006 and 1.3% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Preopening expense increased by $0.1 million to $1.6 million for the three months ended July 2, 2006 from $1.5 million for the three months ended July 3, 2005. The increase is primarily due to $0.3 million of construction period rent costs, which we began expensing during the first quarter of 2006. Also contributing to the variance is the impact of opening four restaurants in the second quarter of 2006 as compared to opening five restaurants in the second quarter of 2005.
     Pei Wei: Preopening expense increased by $0.1 million to $1.1 million for the three months ended July 2, 2006 from $1.0 million for the three months ended July 3, 2005. The increase is due to $0.2 million of construction period rent costs, which we began expensing during the first quarter of 2006, partially offset by decreased preopening travel and material costs.
     Partner Investment Expense. Partner investment expense consists of the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, as well as the change in the fair value of partner’s interest at inception compared to fair value at the date of repurchase for those partners who are bought out prior to the expiration of the initial five-year period of the partnership. Consolidated partner investment expense decreased $0.7 million to $0.9 million for the three months ended July 2, 2006 from $1.6 million for the three months ended July 3, 2005. Partner investment expense as a percentage of revenues was 0.4% for the three months ended July 2, 2006 and 0.8% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Partner investment expense at the Bistro decreased by $0.6 million to $0.5 million for the three months ended July 2, 2006 from $1.1 million for the three months ended July 3, 2005. The decrease was primarily the result of $0.3 million in expense reductions relating to minority partner buyouts as well as the impact of opening four restaurants in the second quarter of 2006 as compared to opening five restaurants in the second quarter of 2005.
     Pei Wei: Partner investment expense at Pei Wei decreased by $0.1 million to $0.4 million for the three months ended July 2, 2006 from $0.5 million for the three months ended July 3, 2005. The decrease was primarily due to an expense reduction relating to minority partner buyouts.
   Interest and Other Income, Net
     Consolidated net interest and other income increased $0.2 million to $0.6 million for the three months ended July 2, 2006 from $0.4 million for the three months ended July 3, 2005. The increase was primarily due to an increase in rates of return on our investments on a year over year basis.
Minority Interest
     Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure for the Bistro and Pei Wei in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Consolidated minority interest decreased $0.2 million to $2.0 million for the three months ended July 2, 2006 from $2.2 million for the three months ended July 3, 2005, and decreased as a percentage of revenues to 0.9% for the three months ended July 2, 2006 from 1.1% for the three months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 1.0% for the three months ended July 2, 2006 from 1.1% for the three months ended July 3, 2005. The decrease was primarily due to partner buyouts occurring subsequent to the second quarter of 2005.
     Pei Wei: Minority interest at Pei Wei decreased as a percentage of revenues to 0.7% for the three months ended July 2, 2006 from 0.9% for the three months ended July 3, 2005. The decrease was primarily due to the impact of lower restaurant net income.
   Provision for Income Taxes
     Our effective tax rate for the three months ended July 2, 2006 and July 3, 2005 was 23.5% and 32.5%, respectively. The effective tax rate for the three months ended July 2, 2006 decreased year over year due to reductions in forecasted 2006 income before provision for income taxes, without a corresponding decrease in FICA tip credits. The income tax rate for the three months ended July 2, 2006 and July 3, 2005 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Results for the six months ended July 3, 2005 and July 2, 2006

	Six Months Ended
	July 3, 2005			July 2, 2006
	Consolidated (1)	Bistro	Pei Wei	Consolidated (1)	Bistro	Pei Wei
Statements of Income Data:
Revenues (in thousands)	$392,270	$329,997	$62,273	$454,594	$370,629	$83,965
Costs and expenses:
Cost of sales	27.7%	27.6%	28.0%	27.4%	27.4%	27.6%
Labor	32.7	32.7	32.8	33.5	33.3	34.4
Operating	14.7	14.5	15.8	15.6	15.3	17.3
Occupancy	5.4	5.3	5.9	5.5	5.3	6.5
General and administrative(1)	5.4	2.4	5.4	6.0	2.8	5.7
Depreciation and amortization(1)	4.2	4.2	4.3	4.6	4.4	4.8
Preopening expense	1.0	0.8	2.1	1.0	0.7	2.1
Partner investment expense	0.5	0.4	0.8	0.2	0.3	0.2

Total costs and expenses	91.5	87.8	95.2	94.0	89.5	98.5

Income from operations	8.5	12.2	4.8	6.0	10.5	1.5
Interest and other income, net(1)	0.2	0.0	0.0	0.2	0.0	0.0
Minority interest	(1.1)	(1.2)	(1.0)	(0.9)	(0.9)	(0.7)

Income before provision for income taxes	7.6	11.1%	3.8%	5.4	9.6%	0.9%

Provision for income taxes	(2.5)			(1.4)

Net income	5.1%			3.9%

Certain percentage amounts do not sum to total due to rounding.

(1)	Shared Services and Other expenses are included in the Consolidated percentage of sales calculation.
  Revenues
     Consolidated revenues increased by $62.3 million, or 15.9%, to $454.6 million for the six months ended July 2, 2006 from $392.3 million for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Revenues increased by $40.6 million at our Bistro restaurants. This increase was attributable to revenues of $4.2 million generated by new restaurants opened in 2006, a $27.1 million increase in revenues for restaurants that opened subsequent to July 3, 2005, and a $9.3 million increase in revenues for restaurants that opened before July 3, 2005. The increase in revenues is the result of new store openings and a full six months of revenue for those stores opened subsequent to July 3, 2005, as well as a 2.4% effective price increase implemented in the first half of 2006.
     Pei Wei: Revenues increased by $21.7 million at our Pei Wei restaurants. The increase was attributable to revenues of $4.5 million generated by new restaurants opened in 2006, a $13.8 million increase in revenues for restaurants that opened subsequent to July 3, 2005 and a $3.4 million increase in revenues for restaurants that opened before July 3, 2005. The increase in revenues is the result of new store openings and a full six months of revenue for those stores opened subsequent to July 3, 2005, as well as a 1.6% effective price increase implemented in the first half of 2006.
  Costs and Expenses
     Cost of Sales. Consolidated cost of sales increased by $16.2 million, or 15.0%, to $124.7 million for the six months ended July 2, 2006 from $108.5 million for the six months ended July 3, 2005. Cost of sales decreased as a percentage of revenues to 27.4% for the six months ended July 2, 2006 from 27.7% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Cost of sales at the Bistro decreased as a percentage of revenues to 27.4% for the six months ended July 2, 2006 from 27.6% for the six months ended July 3, 2005. The Bistro experienced lower poultry prices along with an adjustment resulting from a modification of our accounting policy related to rebate accruals. These were partially offset by higher seafood, dry food and meat prices.
     Pei Wei: Cost of sales at Pei Wei decreased as a percentage of revenues to 27.6% for the six months ended July 2, 2006 from 28.0% for the six months ended July 3, 2005. This decrease was attributable to lower poultry prices and an adjustment resulting from a modification of our accounting policy related to rebate accruals. These were partially offset by higher dry food, meat and seafood prices.

     Labor. Consolidated labor expenses increased by $24.0 million, or 18.7%, to $152.3 million for the six months ended July 2, 2006 from $128.3 million for the six months ended July 3, 2005. Labor expenses increased as a percentage of revenues to 33.5% for the six months ended July 2, 2006 from 32.7% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: As a percentage of revenues, labor expenses at the Bistro increased to 33.3% for the six months ended July 2, 2006 from 32.7% for the six months ended July 3, 2005. This increase was primarily due to wage rate pressure in our back of house (i.e., mostly culinary) positions, decreased leverage related to lower average weekly sales, equity based compensation and an increase in California’s unemployment tax rate.
     Pei Wei: As a percentage of revenues, labor expenses at Pei Wei increased to 34.4% for the six months ended July 2, 2006 from 32.8% for the six months ended July 3, 2005. This increase was primarily due to wage rate pressure in our back of house, (i.e., mostly culinary) positions as well as decreased leverage related to lower average weekly sales.
     Operating. Consolidated operating expenses increased by $13.3 million, or 23.0%, to $71.1 million for the six months ended July 2, 2006 from $57.8 million for the six months ended July 3, 2005. Operating expenses increased as a percentage of revenues to 15.6% for the six months ended July 2, 2006 from 14.7% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Operating expenses as a percentage of revenues increased at our Bistro restaurants to 15.3% for the six months ended July 2, 2006 from 14.5% for the six months ended July 3, 2005. This increase was primarily due to higher utility expenses related to an increase in rates, an adjustment resulting from a modification of our accounting policy related to utility accruals and higher repairs and maintenance costs. The increase was partially offset by a reduction in radio advertising usage.
     Pei Wei: Operating expenses as a percentage of revenues increased at our Pei Wei restaurants to 17.3% for the six months ended July 2, 2006 from 15.8% for the six months ended July 3, 2005. This increase was primarily due to higher utility expenses related to an increase in rates and an adjustment resulting from a modification of our accounting policy related to utility accruals.
     Occupancy. Consolidated occupancy costs increased by $4.2 million, or 19.9%, to $25.2 million for the six months ended July 2, 2006 from $21.0 million for the six months ended July 3, 2005. Occupancy costs as a percentage of revenues was 5.5% for the six months ended July 2, 2006 and 5.4% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Occupancy costs at the Bistro as a percentage of revenues was 5.3% for both the six months ended July 2, 2006 and July 3, 2005, which was due to slightly higher property tax expense, offset by the impact of Bistro’s three capital leases.
     Pei Wei: Occupancy costs at Pei Wei as a percentage of revenues increased to 6.5% for the six months ended July 2, 2006 from 5.9% for the six months ended July 3, 2005, primarily as a result of decreased leverage due to lower average weekly sales at existing restaurants and slightly higher property tax expense.
     General and Administrative. Consolidated general and administrative expenses increased by $6.2 million, or 29.5%, to $27.3 million for the six months ended July 2, 2006 from $21.1 million for the six months ended July 3, 2005. Consolidated general and administrative expenses as a percentage of revenues was 6.0% for the six months ended July 2, 2006 and 5.4% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: General and administrative costs at the Bistro as a percentage of revenues increased to 2.8% for the six months ended July 2, 2006 from 2.4% for the six months ended July 3, 2005. General and administrative costs increased $2.5 million at the Bistro primarily as a result of $1.6 million of equity based compensation, a $0.3 million increase in travel expenses and a $0.6 million increase in compensation and benefits expense related primarily to an increase in health insurance costs.
     Pei Wei: General and administrative costs at Pei Wei as a percentage of revenues increased to 5.7% for the six months ended July 2, 2006 from 5.4% for the six months ended July 3, 2005. General and administrative costs increased $1.4 million at Pei Wei primarily as a result of $0.2 million of equity based compensation, a $1.1 million increase in compensation and benefits expense related to the addition of corporate management personnel and an increase in health insurance costs and $0.3 million increase in travel expenses, partially offset by a $0.3 million decrease in incentive accruals.
     Shared Services and Other: General and administrative costs for Shared Services and Other increased $2.3 million primarily as a result of $2.2 million of equity based compensation and a $1.0 million increase in compensation and benefits expense primarily related to the addition of corporate management personnel, including $0.2 million for resources responsible for developing our newest Asian concept, partially offset by a $0.7 million decrease in incentive accruals and a $0.3 million decrease in consulting expenses.

     Depreciation and Amortization. Consolidated depreciation and amortization increased by $4.2 million, or 25.6%, to $20.9 million for the six months ended July 2, 2006 from $16.7 million for the six months ended July 3, 2005. Depreciation and amortization increased as a percentage of revenues to 4.6% for the six months ended July 2, 2006 from 4.2% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: At our Bistro restaurants, depreciation and amortization increased $2.6 million to $16.3 million for the six months ended July 2, 2006 from $13.7 million for the six months ended July 3, 2005, and increased as a percentage of revenues to 4.4% for the six months ended July 2, 2006 from 4.2% for the six months ended July 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to July 3, 2005 totaling $1.7 million for the six months ended July 2, 2006, as well as a full six months of depreciation and amortization on restaurants opened during the first half of 2005. The increase was also due to an increase in the average capital expenditures for new restaurants on a year over year basis and decreased leverage due to lower average weekly sales.
     Pei Wei: At our Pei Wei restaurants, depreciation and amortization increased by $1.3 million to $4.0 million for the six months ended July 2, 2006 from $2.7 million for the six months ended July 3, 2005, and increased as a percentage of revenues to 4.8% for the six months ended July 2, 2006 from 4.3% for the six months ended July 3, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to July 3, 2005 totaling $1.0 million for the six months ended July 2, 2006, as well as a full six months of depreciation and amortization on restaurants opened during the first half of 2005. The increase was also due to decreased leverage due to lower average weekly sales and an increase in the average capital expenditures for new restaurants on a year over year basis.
     Preopening Expense. Consolidated preopening expense increased by $0.7 million, or 17.8%, to $4.5 million for the six months ended July 2, 2006 from $3.8 million for the six months ended July 3, 2005. Preopening expense as a percentage of revenues was 1.0% for both the six months ended July 2, 2006 and July 3, 2005. Each segment contributed as follows:
     Bistro: Preopening expense increased by $0.2 million to $2.7 million for the six months ended July 2, 2006 from $2.5 million for the six months ended July 3, 2005. The increase is primarily due to $0.5 million of construction period rent costs, which we began expensing during the first quarter of 2006. Additionally contributing to the variance is the impact of opening five restaurants during the first half of 2006 as compared to opening seven restaurants in the first half of 2005.
     Pei Wei: Preopening expense increased by $0.4 million to $1.7 million for the six months ended July 2, 2006 from $1.3 million for the six months ended July 3, 2005. The increase is primarily due to $0.3 million of construction period rent costs, which we began expensing during the first quarter of 2006, as well as the impact of opening 11 new Pei Weis in the first half of 2006 as compared to opening eight new Pei Weis in the first half of 2005. This increase was partially offset by decreased pre-opening manager salaries and travel.
     Partner Investment Expense. Consolidated partner investment expense decreased $0.8 million to $1.1 million for the six months ended July 2, 2006 from $1.9 million for the six months ended July 3, 2005. Partner investment expense as a percentage of revenues was 0.2% for the six months ended July 2, 2006 and 0.5% for the six months ended July 3, 2005. Each segment contributed as follows:
     Bistro: Partner investment expense at the Bistro decreased by $0.4 million to $1.0 million for the six months ended July 2, 2006 from $1.4 million for the six months ended July 3, 2005. The decrease was primarily the impact of opening five restaurants in the first half of 2006 as compared to opening seven restaurants in the first half of 2005.
     Pei Wei: Partner investment expense at Pei Wei decreased by $0.4 million to $0.1 million for the six months ended July 2, 2006 from $0.5 million for the six months ended July 3, 2005. The decrease was primarily due to $0.5 million in expense reductions relating to minority partner buyouts during the first half of 2006, offset partially by the impact of opening 11 new Pei Weis in the first half of 2006 as compared to opening eight new Pei Weis in the first half of 2005.
  Interest and Other Income, Net
     Consolidated net interest and other income increased by $0.2 million to $1.1 million for the six months ended July 2, 2006 from $0.9 million for the six months ended July 3, 2005. The increase was primarily due to an increase in rates of return on our investments on a year over year basis.
     Minority Interest. Consolidated minority interest decreased $0.4 million to $4.1 million for the six months ended July 2, 2006 from $4.5 million for the six months ended July 3, 2005, and decreased as a percentage of revenues to 0.9% for the six months ended July 2, 2006 from 1.1% for the six months ended July 3, 2005. Each segment contributed as follows:

     Bistro: Minority interest at the Bistro decreased as a percentage of revenues to 0.9% for the six months ended July 2, 2006 from 1.2% for the six months ended July 3, 2005. The decrease was primarily due to partner buyouts occurring subsequent to the second quarter of 2005.
     Pei Wei: Minority interest at Pei Wei decreased as a percentage of revenues to 0.7% for the six months ended July 2, 2006 from 1.0% for the six months ended July 3, 2005. The decrease was primarily due to the impact of lower restaurant net income.
  Provision for Income Taxes
     Our effective tax rate for the six months ended July 2, 2006 and July 3, 2005 was 26.8% and 32.5%, respectively. Disregarding the impact of approximately $0.2 million in reserve adjustments due to closure of audits during 2006, our effective tax rate was 27.8%. The effective tax rate for the six months ended July 2, 2006 decreased year over year due to reductions in forecasted 2006 income before provision for income taxes without a corresponding decrease in FICA tip credits. The income tax rates for the six months ended July 2, 2006 and July 3, 2005 differ from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
  Liquidity and Capital Resources
     P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $42.5 million and $46.6 million for the six months ended July 3, 2005 and July 2, 2006, respectively. Net cash provided by operating activities exceeded net income for the six months ended July 3, 2005 due principally to the effect of minority interest, depreciation and amortization and increases in accrued expenses and lease obligation, partially offset by decreases in accounts payable and unearned revenue. Net cash provided by operating activities exceeded net income for the six months ended July 2, 2006 due principally to the effect of minority interest, equity based compensation, depreciation and amortization and increases in lease obligation and accrued expenses, partially offset by decreases in accounts payable, unearned revenue and prepaid and other current assets.
     We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the six months ended July 3, 2005 and July 2, 2006 was $73.5 million and $45.6 million, respectively. Investing activities primarily related to capital expenditures of $43.8 million and $41.8 million for the six months ended July 3, 2005 and July 2, 2006, respectively. Investing activities also included investments in short-term investments of $25.2 million and purchase of minority interests of $4.3 million for the six months ended July 3, 2005 and investments in short-term investments of $12.8 million and divestiture of investments in short-term instruments of $10.7 million for the six months ended July 2, 2006. We intend to open 20 new Bistros in 2006, five of which were open as of July 2, 2006. We also intend to open 30 new Pei Wei restaurants in 2006, 11 of which were open as of July 2, 2006. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million. Preopening expense is expected to continue to average approximately $350,000 per Bistro restaurant, which excludes non-cash rent expense of approximately $50,000. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of approximately $795,000 and will continue to incur preopening costs of approximately $118,000 per Pei Wei restaurant, which excludes non-cash rent expense of approximately $24,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
     Net cash used in financing activities for the six months ended July 3, 2005 and July 2, 2006 was $1.3 million and $12.2 million, respectively. Financing activities in the first six months of 2005 and the first six months of 2006 both consisted of distributions to minority partners offset by proceeds from stock options exercised and employee stock purchases. In the six months ended July 2, 2006, financing activities also included $4.4 million in repayments of debt, $7.3 million related to the purchase of Pei Wei minority interest and $1.4 million related to the tax benefit from disqualifying stock option dispositions.
     Amounts committed for the issuance of letters of credit, which are required by our insurance companies for workers’ compensation and general liability insurance claims, total $10.7 million and are included in the balance sheet within restricted short-term investments as of July 2, 2006.
     Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements for restaurant development through at least the remainder of 2006. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot assure you that such capital will be available on favorable terms, if at all. Total capital expenditures for 2006 are anticipated to be approximately $90 million to $100 million.
     Subsequent to the end of the current quarter, P.F. Chang’s Board of Directors authorized a program to repurchase up to $50 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. We intend to initially use cash on hand to repurchase shares. The Board of Directors also authorized management to negotiate a $50 million revolving credit facility to provide additional liquidity and offer flexibility in funding the repurchase. J.P. Morgan will act as agent for our stock repurchase program.
     On January 9, 2006, we effectively purchased the 13% minority interest held by key employees in our Pei Wei Asian Diner subsidiary for a value of approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 shares of Pei Wei Asian Diner, Inc. common stock into options to purchase approximately 306,782 shares of P.F. Chang’s common stock. There was no additional intrinsic value associated with the converted options to purchase P.F. Chang’s common stock for the key employees. The transaction did not involve any changes in management or key positions in Pei Wei.
     As of July 2, 2006, there were 203 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the six months ended July 2, 2006, we had the opportunity to purchase seven partners’ interests, which had reached the five-year threshold period during the quarter, as well as 16 additional partners’ interests which had either reached the end of their initial five-year term in prior years or which related to partners who left the company prior to the initial five-year term. We purchased 20 of these partnerships in their entirety and one partial interest. These purchases totaled approximately $2.5 million. Of the total purchase price, approximately $1.6 million was paid in cash, while the remaining balance has been recorded as debt on the balance sheet at July 2, 2006. During the remainder of 2006, we will have the opportunity to purchase 24 additional partnership interests. If all of these interests are purchased, the total purchase price would approximate $6 million to $7 million based upon the estimated fair value of the respective interests at July 2, 2006. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from July 2, 2006 through the date of purchase. If we purchase all of these interests during the remainder of 2006, the estimated financial impact would be a reduction of cash of approximately $2 million to $3 million and an increase to earnings per share of $0.01 based upon the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes.
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
     For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as lease obligation.
     Certain leases contain provisions that require additional rental payments based upon restaurant sales volume, referred to as contingent rentals. Contingent rentals are accrued each period as the liabilities are incurred in addition to the straight-line rent expense noted above.

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
     At the end of a specific term (generally five years), P.F. Chang’s has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows of the subject restaurant’s or region’s financial results. We have the option to pay the agreed upon purchase price with cash or a promissory note over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. If and when we repurchase our partners’ interests, the excess, if any, of the purchase price over the imputed fair value of these interests has been recognized as expense in the month the repurchase occurs for all fiscal years prior to and including 2003. Currently, the excess, if any, will be recorded as intangibles, which are amortized over approximately 15 years for Bistros. There is also the possibility of additional charges relating to the modification if, within the initial five-year period of the respective interest, we repurchase that interest at a value greater than required by the agreements prior to modification.
     Impairment of Long-Lived Assets
     We review property and equipment (which includes leasehold improvements) and intangibles with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least annually. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant or partnership level for indicators of permanent impairment. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.
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
Share-Based Compensation
     P.F. Chang’s accounts for share–based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black–Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of our common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We contracted with a third-party consultant who utilized our historical data to validate our assumptions for the 2006 option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of share–based compensation and consequently, the related amount recognized on the consolidated statements of income.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A change in market prices exposes us to market risk related to our short-term investments (including restricted short-term investments). We held approximately $44.6 million in available-for-sale marketable securities as of July 2, 2006. A hypothetical 10% decline in the market value of those securities would result in a $4.5 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows unless the securities were disposed of.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 5, 2006. There were four proposals up for approval. The results of voting are as follows:
1) The election of the Board of Directors:

	Total
	Votes For	Withheld
Richard L. Federico	25,198,290	188,281
F. Lane Cardwell, Jr.	24,749,336	637,235
Lesley H. Howe	25,312,389	74,182
M. Ann Rhoades	24,749,176	637,295
James G. Shennan, Jr.	24,749,240	637,331
R. Michael Welborn	25,294,198	92,373
Kenneth J. Wessels	25,312,109	74,462

2) To approve the Company’s 2006 Equity Incentive Plan:

Total	Total
Votes For	Votes Against	Abstain
15,827,891	5,004,258	7,649
3) To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006:

Total	Total
Votes For	Votes Against	Abstain
25,218,638	162,841	5,092
Subsequent to the Annual Meeting of Stockholders, the Board of Directors engaged KPMG LLP as our independent registered public accounting firm to audit the financial statements for the fiscal year ending December 31, 2006.
4) To approve any adjournments of the meeting to another time or place, if necessary in the judgment of the proxy holders, for the purpose of soliciting additional proxies in favor of any of the foregoing proposals:

Total	Total
Votes For	Votes Against	Abstain
9,903,102	12,859,586	2,623,883
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.1(2)	Amended and Restated By-laws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10.2(4)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†10.3(5)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10.5(3)	1998 Employee Stock Purchase Plan.

†10.13(6)	1999 Nonstatutory Stock Option Plan.

10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

Exhibit
Number	Description Document
†10.17(8)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10.18(9)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10.19(9)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10.20(9)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

†10.21(9)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

†10.22(4)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.

†10.23(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

†10.24(4)	2006 Equity Incentive Plan and forms of Agreement thereunder.

21.1(11)	List of subsidiaries.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002 (File No. 000-25123).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001 (File No. 000-25123).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749) and the Registrant’s proxy statement on Schedule 14A filed March 25, 2002 (File No. 000-25123).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001 (File No. 000-25123) and the Registrant’s proxy statement on Schedule 14A dated March 25, 2002 (File No. 000-25123).

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001(File No. 000-25123).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002 (File No. 000-25123).

(9)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated February 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO

Richard L. Federico
Chairman and Chief Executive Officer
Principal Executive Officer

By:	/s/ MARK D. MUMFORD

Mark D. Mumford
Chief Financial Officer
Principal Financial and Accounting Officer
Date: July 26, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.1(2)	Amended and Restated By-laws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.1(3)	Form of Indemnification Agreement for directors and executive officers.

†10.2(4)	Amended and Restated 1998 Stock Option Plan and forms of Agreement thereunder.

†10.3(5)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.

†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.

†10.5(3)	1998 Employee Stock Purchase Plan.

†10.13(6)	1999 Nonstatutory Stock Option Plan.

10.16(7)	Common Stock Purchase Agreement dated January 11, 2001.

†10.17(8)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.

†10.18(9)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.

†10.19(9)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.

†10.20(9)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended dated June 30, 2005.

†10.21(9)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.

†10.22(4)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.

†10.23(10)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.

†10.24(4)	2006 Equity Incentive Plan and forms of Agreement thereunder.

21.1(11)	List of subsidiaries.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002 (File No. 000-25123).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001 (File No. 000-25123).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749) and the Registrant’s proxy statement on Schedule 14A filed March 25, 2002 (File No. 000-25123).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001 (File No. 000-25123) and the Registrant’s proxy statement on Schedule 14A dated March 25, 2002 (File No. 000-25123).

(7)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001(File No. 000-25123).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002 (File No. 000-25123).

(9)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(10)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K dated February 15, 2006.