Form 10-Q
period 2006-10-01
P F CHANGS CHINA BISTRO INC
filed 2006-10-25
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
Large accelerated filer ☑                                           Accelerated filer ☐                                           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 1, 2006, there were outstanding 26,639,913 shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1,	January 1,
	2006	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,572	$31,948
Short-term investments	—	34,150
Restricted short-term investments	—	8,260
Inventories	3,839	3,461
Prepaids and other current assets	15,944	15,957

Total current assets	34,355	93,776
Property and equipment, net	400,118	345,864
Deferred income tax assets	8,467	1,938
Goodwill	6,819	6,819
Intangible assets, net	12,283	10,543
Other assets	7,509	7,722

Total assets	$469,551	$466,662

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,082	$13,850
Construction payable	12,435	6,463
Accrued expenses	48,845	40,864
Unearned revenue	10,058	15,281
Current portion of long-term debt, including $3,472,000 and $3,503,000 due to related parties at October 1, 2006 and January 1, 2006, respectively	5,264	5,110

Total current liabilities	88,684	81,568
Long-term debt, including $518,000 and $3,503,000 due to related parties at October 1, 2006 and January 1, 2006, respectively	1,612	5,360
Lease obligation	62,840	55,991
Minority interests	31,308	29,845
Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized:
26,639,913 shares and 26,397,366 shares issued and outstanding at October 1, 2006 and January 1, 2006, respectively	27	26
Additional paid-in capital	171,590	165,355
Treasury stock, 1,200,261 shares and zero shares outstanding at October 1, 2006 and January 1, 2006, respectively	(39,515)	—
Retained earnings	153,005	128,517

Total common stockholders’ equity	285,107	293,898

Total liabilities and common stockholders’ equity	$469,551	$466,662

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Revenues	$231,024	$203,049	$685,618	$595,319
Costs and expenses:
Cost of sales	62,954	56,010	187,679	164,485
Labor	76,209	67,836	228,526	196,129
Operating	36,382	31,490	107,433	89,245
Occupancy	13,371	11,182	38,589	32,223
General and administrative	14,641	9,759	41,930	30,836
Depreciation and amortization	11,584	9,258	32,504	25,911
Preopening expense	3,792	2,712	8,303	6,542
Partner investment expense	1,487	1,472	2,612	3,326

Total costs and expenses	220,420	189,719	647,576	548,697

Income from operations	10,604	13,330	38,042	46,622
Interest and other income, net	344	530	1,404	1,435

Income before minority interest and provision for income taxes	10,948	13,860	39,446	48,057
Minority interest	(1,948)	(1,974)	(6,003)	(6,426)

Income before provision for income taxes	9,000	11,886	33,443	41,631
Provision for income taxes	(2,414)	(3,447)	(8,955)	(13,114)

Net income	$6,586	$8,439	$24,488	$28,517

Net income per share:
Basic	$0.25	$0.32	$0.93	$1.09

Diluted	$0.25	$0.31	$0.91	$1.06

Weighted average shares used in computation:
Basic	26,000	26,359	26,344	26,232

Diluted	26,558	27,073	27,019	26,981

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2006	2005
Operating Activities:
Net income	$24,488	$28,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,504	25,911
Equity based compensation	7,409	—
Partner investment expense	2,612	3,326
Partner bonus expense, imputed	1,438	1,376
Deferred income taxes	(6,529)	1,465
Tax benefit from disqualifying stock option dispositions credited to equity	(1,685)	2,947
Minority interest	6,003	6,426
Changes in operating assets and liabilities:
Inventories	(378)	(205)
Prepaids and other current assets	1,698	(4,742)
Other assets	(1,667)	(1,035)
Accounts payable	(1,768)	(5,378)
Accrued expenses	7,863	4,628
Lease obligation	6,957	5,259
Unearned revenue	(5,223)	(3,981)

Net cash provided by operating activities	73,722	64,514

Investing Activities:
Capital expenditures	(78,601)	(70,421)
Purchase of short-term investments	(12,660)	(34,450)
Capitalized interest	(640)	(409)
Purchase of minority interests	(1,579)	(5,733)
Sale of short-term investments	55,070	—

Net cash used in investing activities	(38,410)	(111,013)

Financing Activities:
Repayments of long-term debt	(4,999)	(611)
Payments of capital lease obligation	(108)	—
Purchase of subsidiary common stock	(7,345)	—
Purchases of treasury stock	(39,515)
Proceeds from stock options exercised and employee stock purchases	4,605	7,324
Tax benefit from disqualifying stock option dispositions credited to equity	1,685	—
Proceeds from minority investors’ contributions	770	775
Distributions to minority members and partners	(7,781)	(8,708)

Net cash used in financing activities	(52,688)	(1,220)

Net decrease in cash and cash equivalents	(17,376)	(47,719)
Cash and cash equivalents at the beginning of the period	31,948	66,409

Cash and cash equivalents at the end of the period	$14,572	$18,690

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	812	132
Cash paid for income taxes, net of refunds	10,341	10,356

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	1,405	1,834
Change in construction payable	5,972	4,592
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
     As of October 1, 2006, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 142 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 97 limited service restaurants under the name of “Pei Wei Asian Diner.”
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The consolidated balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Share-Based Compensation
     The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also grants restricted stock with a fair value determined based on the Company’s closing stock price on the date of grant. The Company previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.
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
     The following table represents the effect on net income and earnings per share if the Company had applied the fair value method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	October 2, 2005	October 2, 2005
Net income, as reported	$8,439	$28,517
Deduct: Fair value based compensation expense, net of related tax effects	(1,925)	(4,717)

Pro forma net income	$6,514	$23,800

Net income per share:
Basic, as reported	$0.32	$1.09

Basic, pro forma	$0.25	$0.91

Diluted, as reported	$0.31	$1.06

Diluted, pro forma	$0.24	$0.88

Weighted average shares used in computation:
Basic	26,359	26,232

Diluted	27,073	26,981

     The fair value for options granted during the three and nine months ended October 1, 2006 and October 2, 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Weighted average risk-free interest rate	4.9%	4.1%	4.9%	4.0%
Expected life of options (years)	5.5	5.0	5.7	5.0
Expected stock volatility	35.0%	38.6%	35.0%	39.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 5 for further discussion of the Company’s share-based employee compensation.
Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to restaurant opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company ceased the capitalization of rent during the construction period which resulted in $0.6 million and $1.4 million, respectively, in additional pre-opening rent expense during the three and nine months ended October 1, 2006.
Recent Accounting Pronouncements
     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (EITF 06-3), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosure.

     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.
2. Net Income Per Share
     Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and common stock equivalents, which includes options outstanding under the Company’s stock option plans. For the three months ended October 1, 2006 and October 2, 2005, 1.8 million and 0.8 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the nine months ended October 1, 2006 and October 2, 2005, 1.6 million and 0.6 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
3. Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	October 1,	January 1,
	2006	2006
Accrued payroll	$15,208	$12,354
Sales and use tax payable	5,143	5,405
Property tax payable	3,164	2,301
Accrued insurance	14,603	11,708
Accrued rent	3,919	3,427
Other accrued expenses	6,808	5,669

Total accrued expenses	$48,845	$40,864

4. Credit Facility
     On August 4, 2006, the Company entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (LIBOR). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require the Company to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. The Company was in compliance with these restrictions and conditions as of October 1, 2006. The Company had no borrowings outstanding under the credit facility as of October 1, 2006, although $9.7 million is committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers’ compensation and general liability insurance claims. Available borrowings under the line of credit are $40.3 million as of October 1, 2006.

5. Share-Based Compensation
Stock Plans
     In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the Board of Directors, and options currently outstanding at October 1, 2006 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of October 1, 2006.
     During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Compensation Committee of the Company’s Board of Directors has the authority to, among other things, determine the vesting schedule for each option granted. All options granted under the 1998 Plan expire within 10 years of their date of grant. The 1998 Plan includes an automatic grant program for outside directors. On May 5, 2006, the Board of Directors approved the amendment and restatement of the Company’s Amended and Restated 1998 Stock Option Plan, eliminating immediately the provisions regarding the automatic annual grant of options to non-employee directors.
     During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options granted under the 1999 Plan expire within 10 years of their date of grant.
     In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the 2006 Plan expire within 10 years of their date of grant.
Stock Options
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The weighted average fair value of options granted for the three months ended October 1, 2006 and October 2, 2005 was $12.29 and $22.99, respectively. The weighted average fair value of options granted for the nine months ended October 1, 2006 and October 2, 2005 was $13.76 and $22.95, respectively. The total intrinsic value of options exercised during the three months ended October 1, 2006 and October 2, 2005 was $0.8 million and $1.6 million, respectively. The total intrinsic value of options exercised during the nine months ended October 1, 2006 and October 2, 2005 was approximately $5.5 million and $9.7 million, respectively. Tax deductions related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options for the nine months ended October 1, 2006 and October 2, 2005 were $1.7 million and $2.9 million, respectively, which were recorded as an increase to equity with a corresponding reduction to income tax liability.
     Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual Term	Value(1)(in
	Shares	(per share)	(in years)	thousands)
Outstanding at January 1, 2006	2,968,117	$37.84
Granted	499,010	33.04
Converted Pei Wei options	306,782	5.06
Exercised	(176,434)	13.95
Forfeited (canceled)	(167,232)	46.42

Outstanding at October 1, 2006	3,430,243	$35.09	6.9	$24,962

Options exercisable at October 1, 2006	1,941,898	$29.14	5.5	$21,510

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the quarter less the exercise price of each option multiplied by the number of in-the-money stock options.
     A summary of the status of the Company’s nonvested options as of October 1, 2006, and changes during the nine months ended October 1, 2006, is presented as follows:

	Nonvested Options
		Weighted-
		Average
		Grant-Date
		Fair Value
	Options	(per share)
Nonvested at January 1, 2006	1,486,224	$20.26
Granted	499,010	13.76
Converted Pei Wei options	109,693	3.00
Vested	(459,368)	16.82
Forfeited (canceled)	(147,214)	20.04

Nonvested at October 1, 2006	1,488,345	$17.89

Restricted Stock
     During the three months ended October 1, 2006, the Company issued restricted stock as permitted under the 2006 Plan. The fair value of restricted stock is determined based on the Company’s closing stock price on the date of grant. Restricted stock vests and becomes unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period.

     Information regarding activity for restricted stock outstanding under the 2006 Plan is as follows:

	Restricted Share Awards
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	(per share)
Restricted share awards outstanding at January 1, 2006	—	$—
Granted	98,175	30.05
Vested	—	—
Forfeited (canceled)	(275)	30.05

Restricted share awards outstanding at October 1, 2006	97,900	$30.05

     All restricted share awards were issued to non-executives and no outstanding awards were vested as of October 1, 2006.
Share-based compensation
     As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At October 1, 2006, non-vested equity based compensation, net of estimated forfeitures, totaled $27.1 million for stock options and $2.5 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 3.0 years for stock options and 2.8 years for restricted stock.
     Reported share-based compensation was classified as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	October 1, 2006	October 1, 2006
Labor	$332	$1,048
General and administrative	2,326	6,361

Total share-based compensation	2,658	7,409
Tax benefit	731	2,037

Total share-based compensation, net of tax	$1,927	$5,372

Minority interest purchase
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
6. Segment Reporting
     The Company operates exclusively in the restaurant industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers between reportable segments.

     The table below presents information about reportable segments (in thousands):

		Shared Services and
	Total	Other	Bistro	Pei Wei
For the Three Months Ended October 1, 2006:
Revenues	$231,024	$—	$184,914	$46,110
Income (loss) before provision for income taxes	9,000	(7,733)	17,528	(795)
Capital expenditures	36,819	1,654	25,930	9,235
Depreciation and amortization	11,584	299	8,831	2,454

For the Three Months Ended October 2, 2005:
Revenues	$203,049	$—	$168,612	$34,437
Income (loss) before provision for income taxes	11,886	(4,266)	15,890	262
Capital expenditures	26,646	1,696	18,107	6,843
Depreciation and amortization	9,258	263	7,462	1,533

For the Nine Months Ended October 1, 2006:
Revenues	$685,618	$—	$555,543	$130,075
Income (loss) before provision for income taxes	33,443	(19,480)	52,959	(36)
Capital expenditures	78,601	2,992	53,140	22,469
Depreciation and amortization	32,504	860	25,147	6,497

For the Nine Months Ended October 2, 2005:
Revenues	$595,319	$—	$498,609	$96,710
Income (loss) before provision for income taxes	41,631	(13,595)	52,610	2,616
Capital expenditures	70,421	5,394	48,562	16,465
Depreciation and amortization	25,911	554	21,174	4,183

As of October 1, 2006:
Total assets	$469,551	$29,461	$359,384	$80,706
Goodwill	6,819	—	6,566	253

As of January 1, 2006:
Total assets	$466,662	$18,384	$385,716	$62,562
Goodwill	6,819	—	6,566	253
7. Shareholders’ Equity
     In July 2006, the Company’s Board of Directors authorized a program over the next year to repurchase up to $50.0 million of outstanding shares of common stock from time to time in the open market or in private, at prevailing market prices. The Company plans to fund share repurchases primarily with cash on hand, however, as discussed in Note 4, a $50.0 million revolving credit facility has also been negotiated to provide additional liquidity and offer flexibility in funding share repurchases. The Company repurchased 1.2 million shares of its common stock for $39.5 million during the three months ended October 1, 2006. As of October 1, 2006, $10.5 million was still available under the share repurchase authorization.
8. Commitments and Contingencies
     The Company is engaged in various legal actions, which arise in the ordinary course of its business. The Company is also currently under examination by various taxing authorities for calendar years 2003 through 2005. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

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
Overview
     As of October 1, 2006, we owned and operated 142 full service restaurants, or Bistros, that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. Utilizing a partnership management philosophy, we have focused on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States.
     As of October 1, 2006, we also owned and operated 97 limited service restaurants, or Pei Weis, that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area, and has expanded significantly since then.
     We intend to open 20 new Bistros during 2006, 10 of which were open by the end of the third quarter of 2006. A new Bistro also opened in September 2006 in Honolulu, Hawaii under an arrangement whereby we own a minority interest. We will continue our development in existing markets and plan to enter nine new markets in 2006. We have signed lease agreements for all of our development planned for fiscal 2006. We intend to continue to develop full service restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million and total invested capital of approximately $3.8 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expense is expected to average approximately $400,000 per restaurant during 2006, which includes approximately $50,000 per restaurant in preopening rent during construction.
     We also intend to open 30 new Pei Wei restaurants during 2006, 20 of which were open by the end of the third quarter of 2006. We will continue our development in existing markets and plan to enter seven new markets in 2006. We have signed lease agreements for all of our development planned for 2006. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $795,000 and total invested capital of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). Preopening expense for Pei Wei is expected to average approximately $142,000 per restaurant during 2006, which includes approximately $24,000 per restaurant in preopening rent during construction.
     Additionally, on October 2, 2006, we opened Taneko Japanese Tavern, a new full service restaurant located in Scottsdale, Arizona, featuring natural, organic and seasonal ingredients highlighting the diverse cooking styles of Japan. Inspired by izakayas, or local taverns, Taneko offers an extensive variety of food and beverages in a comfortable atmosphere.

Share-Based Compensation
     We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. We also grant restricted stock with a fair value determined based on our closing stock price on the date of grant. We previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.
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
     The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on historic, daily stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS 123R, we reduced pro forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values.
     The fair value of restricted stock is determined based on our closing stock price on the date of grant. Restricted stock vests and becomes unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period.
     Non-vested share-based compensation totaled $27.1 million for stock options and $2.5 million for restricted stock at October 1, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 3.0 years for stock options and 2.8 years for restricted stock. We granted options to purchase 385,650 shares and 499,010 shares, respectively, of our common stock during the three and nine months ended October 1, 2006 and issued restricted stock totaling 98,175 shares during both the three and nine months ended October 1, 2006.
Preopening Expense
     Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to a restaurant’s opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, we ceased the capitalization of rent during the construction period which resulted in $0.6 million and $1.4 million, respectively, in additional pre-opening rent during the three and nine months ended October 1, 2006.
Results of Operations
     The following table sets forth certain unaudited quarterly information for the three-month periods ended October 1, 2006 and October 2, 2005, respectively, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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
Results for the three months ended October 1, 2006 and October 2, 2005

	Three Months Ended
	October 1, 2006			October 2, 2005
	Consolidated(1)	Bistro	Pei Wei	Consolidated(1)	Bistro	Pei Wei
Statements of Income Data:
Revenues (in thousands)	$231,024	$184,914	$46,110	$203,049	$168,612	$34,437
Costs and expenses:
Cost of sales	27.2%	27.1%	27.8%	27.6%	27.5%	28.0%
Labor	33.0	32.4	35.2	33.4	33.2	34.5
Operating	15.7	15.3	17.5	15.5	15.2	16.9
Occupancy	5.8	5.6	6.6	5.5	5.4	6.0
General and administrative(1)	6.3	2.6	4.9	4.8	2.2	5.0
Depreciation and amortization(1)	5.0	4.8	5.3	4.6	4.4	4.5
Preopening expense	1.6	1.3	2.6	1.3	1.0	3.1
Partner investment expense	0.6	0.5	1.2	0.7	0.8	0.5

Total costs and expenses	95.4	89.6	101.2	93.4	89.6	98.5

Income from operations	4.6	10.4	(1.2)	6.6	10.4	1.5
Interest and other income, net(1)	0.1	0.0	0.0	0.3	0.1	0.0
Minority interest	(0.8)	(0.9)	(0.5)	(1.0)	(1.0)	(0.7)

Income before provision for income taxes	3.9	9.5%	(1.7%)	5.9	9.4%	0.8%

Provision for income taxes	(1.0)			(1.7)

Net income	2.9%			4.2%

Certain percentage amounts do not sum to total due to rounding.

(1)	Shared Services and Other expenses are included in the Consolidated percentage of sales calculation.
   Revenues
     P.F. Chang’s revenues are derived from food and beverage sales. Consolidated revenues increased $28.0 million, or 13.8%, to $231.0 million for the three months ended October 1, 2006 from $203.0 million for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Revenues increased $16.3 million at our Bistro restaurants. This increase was attributable to revenues of $7.6 million generated by ten new restaurants opened in 2006, a $6.2 million increase in revenues generated by six new restaurants that opened during the fourth quarter of fiscal 2005, and a $2.5 million increase in revenues for restaurants that opened before October 2, 2005. The increase in revenues is the result of new store openings and a full quarter of revenues for those stores opened subsequent to October 2, 2005 as well as a 2.5% effective price increase.
     Pei Wei: Revenues increased by $11.7 million at our Pei Wei restaurants. The increase was attributable to revenues of $7.4 million generated by 20 new restaurants opened in 2006, a $3.8 million increase in revenues generated by nine new restaurants that opened during the fourth quarter of 2005 and a $0.5 million increase in revenues for restaurants that opened before October 2, 2005. The increase in revenues is the result of new store openings and a full quarter of revenues for those stores opened subsequent to October 2, 2005 as well as a 2.7% effective price increase.

    Costs and Expenses
     Cost of Sales. Cost of sales is composed of the cost of food and beverages. Consolidated cost of sales increased $7.0 million, or 12.4%, to $63.0 million for the three months ended October 1, 2006 from $56.0 million for the three months ended October 2, 2005. Consolidated cost of sales as a percentage of revenues decreased to 27.2% for the three months ended October 1, 2006 from 27.6% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Cost of sales as a percentage of revenues at the Bistro decreased to 27.1% for the three months ended October 1, 2006 from 27.5% for the three months ended October 2, 2005 primarily due to lower poultry and seafood costs partially offset by higher produce and dry food costs.
     Pei Wei: Cost of sales as a percentage of revenues at Pei Wei decreased to 27.8% for the three months ended October 1, 2006 from 28.0% for the three months ended October 2, 2005 primarily due to lower poultry costs partially offset by higher produce and dry food costs.
     Labor. Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Consolidated labor expenses increased $8.4 million, or 12.3%, to $76.2 million for the three months ended October 1, 2006 from $67.8 million for the three months ended October 2, 2005. Consolidated labor expenses as a percentage of revenues decreased to 33.0% for the three months ended October 1, 2006 from 33.4% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Labor expenses as a percentage of revenues at the Bistro decreased to 32.4% for the three months ended October 1, 2006 from 33.2% for the three months ended October 2, 2005 primarily due to increases in efficiency (as measured by sales per labor hour) and the benefit of reduced health insurance liabilities resulting from lower than anticipated claims activity, partially offset by wage rate pressure in our back of house (i.e., mostly culinary) positions.
     Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased to 35.2% for the three months ended October 1, 2006 from 34.5% for the three months ended October 2, 2005 primarily due to wage rate increases in our back of house (i.e., mostly culinary) positions, increased management salaries due to higher staffing and decreased leverage due to lower average weekly sales.
     Operating. Operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Our experience to date has been that operating costs associated with a newly opened restaurant, for approximately its first four to nine months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Consolidated operating expenses increased $4.9 million, or 15.5%, to $36.4 million for the three months ended October 1, 2006 from $31.5 million for the three months ended October 2, 2005. Consolidated operating expenses as a percentage of revenues increased to 15.7% for the three months ended October 1, 2006 from 15.5% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Operating expenses as a percentage of revenues at the Bistro increased to 15.3% for the three months ended October 1, 2006 from 15.2% for the three months ended October 2, 2005. Reduced radio advertising usage was offset by higher utility costs related to an increase in rates. Additionally, decreased leverage due to lower average weekly sales contributed to the increase.
     Pei Wei: Operating expenses as a percentage of revenues at Pei Wei increased to 17.5% for the three months ended October 1, 2006 from 16.9% for the three months ended October 2, 2005 primarily due to higher utility expenses related to an increase in rates and increased marketing and promotional spending, partially offset by lower take-out and disposable supplies costs. Additionally, decreased leverage due to lower average weekly sales contributed to the increase.
     Occupancy. Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Consolidated occupancy costs increased $2.2 million, or 19.6%, to $13.4 million for the three months ended October 1, 2006 from $11.2 million for the three months ended October 1, 2006. Consolidated occupancy costs as a percentage of revenues were 5.8% for the three months ended October 1, 2006 and 5.5% for the three months ended October 1, 2005. Each segment contributed as follows:
     Bistro: Occupancy costs as a percentage of revenues at the Bistro increased to 5.6% for the three months ended October 1, 2006 from 5.4% for the three months ended October 2, 2005 primarily due to decreased leverage resulting from lower average weekly sales and higher property tax expense.

     Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased to 6.6% for the three months ended October 1, 2006 from 6.0% for the three months ended October 2, 2005 primarily due to decreased leverage resulting from lower average weekly sales and higher property tax expense.
     General and Administrative. General and administrative expenses are composed of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Consolidated general and administrative expenses increased $4.8 million, or 50.0%, to $14.6 million for the three months ended October 1, 2006 from $9.8 million for the three months ended October 3, 2005. Consolidated general and administrative expenses as a percentage of revenues was 6.3% for the three months ended October 1, 2006 and 4.8% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: General and administrative costs as a percentage of revenues at the Bistro increased to 2.6% for the three months ended October 1, 2006 from 2.2% for the three months ended October 2, 2005. General and administrative costs increased $1.1 million at the Bistro primarily due to $0.8 million of share-based compensation and a $0.6 million increase in incentive accruals, partially offset by $0.2 million decrease in compensation and benefits expense related to the benefit of reduced health insurance liabilities.
     Pei Wei: General and administrative costs as a percentage of revenues at Pei Wei decreased to 4.9% for the three months ended October 1, 2006 from 5.0% for the three months ended October 2, 2005. General and administrative costs increased $0.6 million at Pei Wei primarily due to a $0.2 million increase in compensation and benefits expense related to the addition of corporate management personnel partially offset by the benefit of reduced health insurance liabilities resulting from lower than anticipated claims activity, $0.2 million of share-based compensation and a $0.1 million increase in travel expenses.
     Shared Services and Other: General and administrative costs for Shared Services and Other increased $3.1 million primarily due to $1.4 million of share-based compensation, a $1.1 million increase in incentive accruals, $0.4 million primarily related to the addition of corporate management personnel, including resources responsible for developing our newest Asian concept, Taneko Japanese Tavern, and $0.3 million increase in legal costs.
     Depreciation and Amortization. Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets. Consolidated depreciation and amortization increased $2.3 million, or 25.1%, to $11.6 million for the three months ended October 1, 2006 from $9.3 million for the three months ended October 2, 2005. Consolidated depreciation and amortization as a percentage of revenues increased to 5.0% for the three months ended October 1, 2006 from 4.6% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Depreciation and amortization at the Bistro increased $1.3 million to $8.8 million for the three months ended October 1, 2006 from $7.5 million for the three months ended October 2, 2005, and increased as a percentage of revenues to 4.8% for the three months ended October 1, 2006 from 4.4% for the three months ended October 2, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to October 2, 2005 totaling $0.8 million for the three months ended October 1, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the third quarter of 2005. The increase was also due to a change in the amortization of non-transferable liquor license fees during the current year.
     Pei Wei: Depreciation and amortization at Pei Wei increased by $0.9 million to $2.4 million for the three months ended October 1, 2006 from $1.5 million for the three months ended October 2, 2005, and increased as a percentage of revenues to 5.3% for the three months ended October 1, 2006 from 4.5% for the three months ended October 2, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to October 2, 2005 totaling $0.6 million for the three months ended October 1, 2006, as well as a full quarter’s depreciation and amortization on restaurants opened during the third quarter of 2005. The increase was also due to decreased leverage resulting from lower average weekly sales and a change in the amortization of non-transferable liquor license fees during the current year.
     Preopening Expense. Preopening costs, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Also included in preopening expense is the accrual for straight-line rent recorded for the period from possession of the restaurant to the restaurant opening date. Consolidated preopening expense for the three months ended October 1, 2006 increased $1.1 million, or 39.8%, to $3.8 million from $2.7 million for the three months ended October 2, 2005. Preopening expense as a percentage of revenues was 1.6% for the three months ended October 1, 2006 and 1.3% for the three months ended October 2, 2005. Each segment contributed as follows:

     Bistro: Preopening expense at the Bistro increased $0.8 million to $2.4 million for the three months ended October 1, 2006 from $1.6 million for the three months ended October 2, 2005. The increase is primarily due to $0.3 million of construction period rent costs, which we began expensing during the first quarter of 2006, and an increase in the number of planned store openings during the fourth quarter of 2006 compared to 2005.
     Pei Wei: Preopening expense at Pei Wei increased $0.1 million to $1.2 million for the three months ended October 1, 2006 from $1.1 million for the three months ended October 2, 2005. The increase is due to $0.2 million of construction period rent costs, which we began expensing during the first quarter of 2006, partially offset by decreased preopening manager salaries, travel and material costs.
     Partner Investment Expense. Partner investment expense consists of the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests, as well as the change in the fair value of partner’s interest at inception compared to fair value at the date of repurchase for those partners who are bought out prior to the expiration of the initial five-year period of the partnership. Consolidated partner investment expense was $1.5 million for the three months ended October 1, 2006 which was consistent with the three months ended October 2, 2005. Partner investment expense as a percentage of revenues was 0.6% for the three months ended October 1, 2006 and 0.7% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Partner investment expense at the Bistro decreased $0.3 million to $1.0 million for the three months ended October 1, 2006 from $1.3 million for the three months ended October 2, 2005 primarily due to the impact of one additional partner buy-in during the third quarter of 2005.
     Pei Wei: Partner investment expense at Pei Wei increased $0.3 million to $0.5 million for the three months ended October 1, 2006 from $0.2 million for the three months ended October 2, 2005 primarily due to expense reductions related to minority partner buyouts in 2005 and the impact of opening nine Pei Wei restaurants in the third quarter of 2006 as compared to opening eight Pei Wei restaurants in the third quarter of 2005.
     Interest and Other Income, Net. Consolidated net interest and other income decreased $0.2 million to $0.3 million for the three months ended October 1, 2006 from $0.5 million for the three months ended October 2, 2005. The decrease was primarily due to the sale of interest-bearing securities to finance our share repurchase program which commenced in the current quarter. See “Share Repurchase Program” in the Liquidity and Capital Resources section for further details.
     Minority Interest. Minority interest represents the portion of our net earnings which are attributable to the collective ownership interests of our minority investors. P.F. Chang’s employs a partnership management structure for the Bistro and Pei Wei in connection with which we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Consolidated minority interest was $1.9 million for the three months ended October 1, 2006 compared to $2.0 million for the three months ended October 2, 2005. Minority interest as a percentage of revenues decreased to 0.8% for the three months ended October 1, 2006 from 1.0% for the three months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Minority interest as a percentage of revenues at the Bistro decreased to 0.9% for the three months ended October 1, 2006 from 1.0% for the three months ended October 2, 2005. The decrease was primarily due to the impact of lower restaurant net income.
     Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased to 0.5% for the three months ended October 1, 2006 from 0.7% for the three months ended October 2, 2005. The decrease was primarily due to the impact of lower restaurant net income.
     Provision for Income Taxes. Our effective tax rate for the three months ended October 1, 2006 and October 2, 2005 was 26.8% and 29.0%, respectively. The effective tax rate for the three months ended October 1, 2006 decreased year over year due to reductions in forecasted 2006 income before provision for income taxes, without a corresponding decrease in FICA tip credits. Excluding the impact of a year-to-date true-up to the expected annual effective tax rate, the current quarter effective tax rate was 27.5%. The effective tax rate for the three months ended October 1, 2006 and October 2, 2005 differs from the statutory income tax rate primarily as a result of FICA tip credits.

Results for the nine months ended October 1, 2006 and October 2, 2005

	Nine Months Ended
	October 1, 2006			October 2, 2005
	Consolidated(1)	Bistro	Pei Wei	Consolidated(1)	Bistro	Pei Wei
Statements of Income Data:
Revenues (in thousands)	$685,618	$555,543	$130,075	$595,319	$498,609	$96,710
Costs and expenses:
Cost of sales	27.4%	27.3%	27.7%	27.6%	27.6%	28.0%
Labor	33.3	33.0	34.7	32.9	32.9	33.4
Operating	15.7	15.3	17.4	15.0	14.8	16.2
Occupancy	5.6	5.4	6.5	5.4	5.3	6.0
General and administrative(1)	6.1	2.7	5.4	5.2	2.3	5.3
Depreciation and amortization(1)	4.7	4.5	5.0	4.4	4.2	4.3
Preopening expense	1.2	0.9	2.3	1.1	0.8	2.5
Partner investment expense	0.4	0.4	0.5	0.6	0.5	0.7

Total costs and expenses	94.5	89.5	99.4	92.2	88.4	96.4

Income from operations	5.5	10.5	0.6	7.8	11.6	3.6
Interest and other income, net(1)	0.2	0.0	0.0	0.2	0.1	0.0
Minority interest	(0.9)	(0.9)	(0.6)	(1.1)	(1.1)	(0.9)

Income before provision for income taxes	4.9	9.5%	(0.0%)	7.0	10.6%	2.7%

Provision for income taxes	(1.3)			(2.2)

Net income	3.6%			4.8%

Certain percentage amounts do not sum to total due to rounding.

(1)	Shared Services and Other expenses are included in the Consolidated percentage of sales calculation.
   Revenues
     Consolidated revenues increased $90.3 million, or 15.2%, to $685.6 million for the nine months ended October 1, 2006 from $595.3 million for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Revenues increased $56.9 million at our Bistro restaurants. This increase was attributable to revenues of $11.9 million generated by ten new restaurants opened in 2006, a $20.4 million increase in revenues generated by six restaurants that opened during the fourth quarter of 2005, and a $24.6 million increase in revenues for restaurants that opened before October 2, 2005. The increase in revenues is the result of new store openings and a full nine months of revenue for those stores opened subsequent to October 2, 2005, as well as a 2.3% effective price increase.
     Pei Wei: Revenues increased $33.4 million at our Pei Wei restaurants. The increase was attributable to revenues of $11.8 million generated by 20 new restaurants opened in 2006, a $11.3 million increase in revenues generated by nine new restaurants that opened during the fourth quarter of 2005 and a $10.3 million increase in revenues for restaurants that opened before October 2, 2005. The increase in revenues is the result of new store openings and a full nine months of revenue for those stores opened subsequent to October 2, 2005, as well as a 2.0% effective price increase.
   Costs and Expenses
     Cost of Sales. Consolidated cost of sales increased $23.2 million, or 14.1%, to $187.7 million for the nine months ended October 1, 2006 from $164.5 million for the nine months ended October 2, 2005. Consolidated cost of sales as a percentage of revenues decreased to 27.4% for the nine months ended October 1, 2006 from 27.6% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Cost of sales as a percentage of revenues at the Bistro decreased to 27.3% for the nine months ended October 1, 2006 from 27.6% for the nine months ended October 2, 2005 primarily due to lower poultry costs and a second quarter 2006 adjustment resulting from a modification of our accounting policy related to rebate accruals, partially offset by higher seafood, dry food and meat costs.

     Pei Wei: Cost of sales as a percentage of revenues at Pei Wei decreased to 27.7% for the nine months ended October 1, 2006 from 28.0% for the nine months ended October 2, 2005 primarily due to lower poultry costs and a second quarter 2006 adjustment resulting from a modification of our accounting policy related to rebate accruals, partially offset by higher dry and other food costs.
     Labor. Consolidated labor expenses increased $32.4 million, or 16.5%, to $228.5 million for the nine months ended October 1, 2006 from $196.1 million for the nine months ended October 2, 2005. Consolidated labor expenses as a percentage of revenues increased to 33.3% for the nine months ended October 1, 2006 from 32.9% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Labor expenses as a percentage of revenues at the Bistro decreased to 33.0% for the nine months ended October 1, 2006 from 32.9% for the nine months ended October 2, 2005 primarily due to increases in efficiency (as measured by sales per labor hour) partially offset by wage rate pressure in our back of house (i.e., mostly culinary) positions and equity based compensation.
     Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased to 34.7% for the nine months ended October 1, 2006 from 33.4% for the nine months ended October 2, 2005 primarily due to wage rate pressure in our back of house (i.e., mostly culinary) positions, increased management salaries expense due to increased staffing and decreased leverage due to lower average weekly sales.
     Operating. Consolidated operating expenses increased $18.2 million, or 20.4%, to $107.4 million for the nine months ended October 1, 2006 from $89.2 million for the nine months ended October 2, 2005. Consolidated operating expenses as a percentage of revenues increased to 15.7% for the nine months ended October 1, 2006 from 15.0% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Operating expenses as a percentage of revenues at the Bistro increased to 15.3% for the nine months ended October 1, 2006 from 14.8% for the nine months ended October 2, 2005 primarily due to higher utility expenses related to an increase in rates, an adjustment resulting from a second quarter 2006 modification of our accounting policy related to utility accruals and higher repairs and maintenance costs partially offset by a reduction in radio advertising usage. Additionally, decreased leverage due to lower average weekly sales contributed to the increase.
     Pei Wei: Operating expenses as a percentage of revenues at Pei Wei increased to 17.4% for the nine months ended October 1, 2006 from 16.2% for the nine months ended October 2, 2005 primarily due to higher utility expenses related to an increase in rates and an adjustment resulting from a second quarter 2006 modification of our accounting policy related to utility accruals. Additionally, decreased leverage due to lower average weekly sales contributed to the increase.
     Occupancy. Consolidated occupancy costs increased $6.4 million, or 19.8%, to $38.6 million for the nine months ended October 1, 2006 from $32.2 million for the nine months ended October 2, 2005. Consolidated occupancy costs as a percentage of revenues was 5.6% for the nine months ended October 1, 2006 and 5.4% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Occupancy costs as a percentage of revenues at the Bistro was 5.4% for the nine months ended October 1, 2006 and 5.3% for the nine months ended October 2, 2005 primarily due to decreased leverage resulting from lower average weekly sales and higher property tax expense partially offset by the impact of Bistro’s three capital leases.
     Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased to 6.5% for the nine months ended October 1, 2006 from 6.0% for the nine months ended October 2, 2005 primarily due to decreased leverage resulting from lower average weekly sales and higher property tax expense.
     General and Administrative. Consolidated general and administrative expenses increased $11.1 million, or 36.0%, to $41.9 million for the nine months ended October 1, 2006 from $30.8 million for the nine months ended October 2, 2005. Consolidated general and administrative expenses as a percentage of revenues was 6.1% for the nine months ended October 1, 2006 and 5.2% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: General and administrative costs as a percentage of revenues at the Bistro increased to 2.7% for the nine months ended October 1, 2006 from 2.3% for the nine months ended October 2, 2005. General and administrative costs increased $3.7 million at the Bistro primarily due to $2.3 million of share-based compensation, a $0.6 million net increase in compensation and benefits expense and a $0.6 million increase in incentive accruals.
     Pei Wei: General and administrative costs as a percentage of revenues at Pei Wei increased to 5.4% for the nine months ended October 1, 2006 from 5.3% for the nine months ended October 2, 2005. General and administrative costs increased $1.9 million at Pei Wei primarily due to a $1.3 million increase in compensation and benefits expense related to the addition of corporate management personnel partially offset by the benefit of reduced health insurance liabilities resulting from lower than anticipated claims activity, $0.4 million of share-based compensation and $0.4 million increase in travel expenses partially offset by a $0.2 million decrease in incentive accruals.
     Shared Services and Other: General and administrative costs for Shared Services and Other increased $5.5 million primarily due to $3.6 million of share-based compensation, a $1.4 million increase in compensation and benefits expense primarily related to the addition of corporate management personnel, including resources responsible for developing our newest Asian concept, Taneko Japanese Tavern, and a $0.4 million increase in incentive accruals.
     Depreciation and Amortization. Consolidated depreciation and amortization increased $6.6 million, or 25.4%, to $32.5 million for the nine months ended October 1, 2006 from $25.9 million for the nine months ended October 2, 2005. Consolidated depreciation and amortization as a percentage of revenues increased to 4.7% for the nine months ended October 1, 2006 from 4.4% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Depreciation and amortization at the Bistro increased $4.0 million to $25.1 million for the nine months ended October 1, 2006 from $21.1 million for the nine months ended October 2, 2005, and increased as a percentage of revenues to 4.5% for the nine months ended October 1, 2006 from 4.2% for the nine months ended October 2, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to October 2, 2005 totaling $1.8 million for the nine months ended October 1, 2006, as well as a full nine months of depreciation and amortization on restaurants opened during the first three quarters of 2005. The increase was also due to higher average capital expenditures for new restaurants and a change in the amortization of non-transferable liquor license fees during the current year.
     Pei Wei: Depreciation and amortization at Pei Wei increased $2.3 million to $6.5 million for the nine months ended October 1, 2006 from $4.2 million for the nine months ended October 2, 2005, and increased as a percentage of revenues to 5.0% for the nine months ended October 1, 2006 from 4.3% for the nine months ended October 2, 2005. This increase was primarily due to depreciation and amortization for restaurants opened subsequent to October 2, 2005 totaling $1.3 million for the nine months ended October 1, 2006, as well as a full nine months of depreciation and amortization on restaurants opened during the first three quarters of 2005. The increase was also due to decreased leverage resulting from lower average weekly sales as well as a change in the amortization of non-transferable liquor license fees during the current year.
     Preopening Expense. Consolidated preopening expense increased $1.8 million, or 26.9%, to $8.3 million for the nine months ended October 1, 2006 from $6.5 million for the nine months ended October 2, 2005. Consolidated preopening expense as a percentage of revenues was 1.2% for the nine months ended October 1, 2006 and 1.1% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Preopening expense at the Bistro increased $0.9 million to $5.0 million for the nine months ended October 1, 2006 from $4.1 million for the nine months ended October 2, 2005 due to $0.8 million of construction period rent costs, which we began expensing during the first quarter of 2006.
     Pei Wei: Preopening expense at Pei Wei increased $0.5 million to $2.9 million for the nine months ended October 1, 2006 from $2.4 million for the nine months ended October 2, 2005 primarily due to $0.6 million of construction period rent costs, which we began expensing during the first quarter of 2006. Higher preopening expense resulting from impact of opening 20 new Pei Wei restaurants in the first nine months of 2006 compared to opening 15 new Pei Wei restaurants in the first nine months of 2005 was offset by lower preopening manager salaries, travel and materials.
     Partner Investment Expense. Consolidated partner investment expense decreased $0.7 million to $2.6 million for the nine months ended October 1, 2006 from $3.3 million for the nine months ended October 2, 2005. Consolidated partner investment expense as a percentage of revenues was 0.4% for the nine months ended October 1, 2006 and 0.6% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Partner investment expense at the Bistro decreased $0.7 million to $1.9 million for the nine months ended October 1, 2006 from $2.6 million for the nine months ended October 2, 2005 primarily due to the impact of opening 10 new Bistro restaurants in the first nine months of 2006 compared to opening 12 new Bistro restaurants in the first nine months of 2005 and lower expense reductions related to minority partner buyouts in the current period.
     Pei Wei: Partner investment expense at Pei Wei was $0.7 million for both the nine months ended October 1, 2006 and October 2, 2005 primarily due to the impact of opening 20 new Pei Weis in the first nine months of 2006 as compared to opening 15 new Pei Weis in the first nine months of 2005 offset by higher expense reductions related to minority partner buyouts in the current period.
     Interest and Other Income, Net. Consolidated net interest and other income was $1.4 million for both the nine months ended October 1, 2006 and October 2, 2005. This was primarily due to a higher year-over-year rate of return on our investments offset by the sale of interest-bearing securities to finance our share repurchase program, which commenced in the current quarter.
     Minority Interest. Consolidated minority interest decreased $0.4 million to $6.0 million for the nine months ended October 1, 2006 from $6.4 million for the nine months ended October 2, 2005, and decreased as a percentage of revenues to 0.9% for the nine months ended October 1, 2006 from 1.1% for the nine months ended October 2, 2005. Each segment contributed as follows:
     Bistro: Minority interest at the Bistro as a percentage of revenues decreased to 0.9% for the nine months ended October 1, 2006 from 1.1% for the nine months ended October 2, 2005. The decrease was primarily due to the impact of lower restaurant net income.
     Pei Wei: Minority interest at Pei Wei as a percentage of revenues decreased to 0.6% for the nine months ended October 1, 2006 from 0.9% for the nine months ended October 2, 2005. The decrease was primarily due to the impact of lower restaurant net income.
     Provision for Income Taxes. Our effective tax rate for the nine months ended October 1, 2006 and October 2, 2005 was 26.8% and 31.5%, respectively. Disregarding the impact of approximately $0.2 million in reserve adjustments due to closure of audits during 2006, our effective tax rate was 27.5%. The effective tax rate for the nine months ended October 1, 2006 decreased year over year due to reductions in forecasted 2006 income before provision for income taxes without a corresponding decrease in FICA tip credits. The effective tax rate for the nine months ended October 1, 2006 and October 2, 2005 differs from the statutory income tax rate primarily as a result of FICA tip credits.
Liquidity and Capital Resources
     Cash Flow
     P.F. Chang’s has funded its capital requirements since its inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $73.7 million and $64.5 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Net cash provided by operating activities exceeded net income for the nine months ended October 1, 2006 due principally to the effect of minority interest, share-based compensation, depreciation and amortization and increases in other assets, lease obligation and accrued expenses, partially offset by decreases in accounts payable, unearned revenue and prepaid and other current assets. Net cash provided by operating activities exceeded net income for the nine months ended October 2, 2005 due principally to the effect of minority interest, depreciation and amortization and increases in accrued expenses and lease obligation, partially offset by decreases in prepaids and other current assets, accounts payable and unearned revenue.
     We fund the development and construction of new restaurants primarily with cash. Net cash used in investing activities for the nine months ended October 1, 2006 and October 2, 2005 was $38.4 million and $111.0 million, respectively. Investing activities primarily related to capital expenditures of $78.6 million and $70.4 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. Investing activities also included net sales of short-term investments totaling $42.4 million and purchases of minority interests of $1.6 million for the nine months ended October 1, 2006 and net purchases of short-term investments totaling $34.5 million for the nine months ended October 2, 2005. We intend to open 20 new Bistros in 2006, ten of which were open as of October 1, 2006. We also intend to open 30 new Pei Wei restaurants in 2006, 20 of which were open as of October 1, 2006. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million. Preopening expense is expected to continue to average approximately $350,000 per Bistro restaurant, which excludes non-cash rent expense of approximately $50,000. We anticipate that each Pei Wei restaurant will require, on average, a total cash investment of approximately $795,000 and will continue to incur preopening costs of approximately $118,000 per Pei Wei restaurant, which excludes non-cash rent expense of approximately $24,000. Any unexpected delays in construction, labor shortages, or other factors could result in higher than anticipated preopening costs.
     Net cash used in financing activities for the nine months ended October 1, 2006 and October 2, 2005 was $52.7 million and $1.2 million, respectively. In the nine months ended October 1, 2006, financing activities included $39.5 million in treasury stock purchases, $7.3 million related to the purchase of Pei Wei minority interests, $5.0 million in repayments of debt and $1.7 million related to the tax benefit from disqualifying stock option dispositions. Additionally, financing activities in the first nine months of both 2006 and 2005 consisted of distributions to minority partners offset by proceeds from stock options exercised and employee stock purchases.
     Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. We believe that our cash flow from operations together with our current cash reserves will be sufficient to fund our projected capital requirements for restaurant development for the foreseeable future. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financings. Future capital funding transactions may result in dilution to current stockholders. We cannot ensure that such capital will be available on favorable terms, if at all. Total capital expenditures for 2006 are anticipated to be approximately $95 million to $100 million.
     Credit Facility
     On August 4, 2006, we entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (LIBOR). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require P.F.Chang’s to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. We were in compliance with these restrictions and conditions as of October 1, 2006. We had no borrowings outstanding under the credit facility as of October 1, 2006, although $9.7 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers’ compensation and general liability insurance claims. Available borrowings under the line of credit are $40.3 million as of October 1, 2006.
     Share Repurchase Program
     In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. We plan to fund our share repurchases primarily with cash on hand, however, we have also negotiated a $50.0 million revolving credit facility to provide additional liquidity and offer flexibility in funding our share repurchases. We repurchased 1.2 million shares of our common stock for $39.5 million during the three months ended October 1, 2006. As of October 1, 2006, $10.5 million was still available under our share repurchase authorization.
     Partnership Activities
     As of October 1, 2006, there were 213 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the nine months ended October 1, 2006, we had the opportunity to purchase 19 partners’ interests, which had reached the five-year threshold period during the quarter, as well as 20 additional partners’ interests which had either reached the end of their initial five-year term in prior years or which related to partners who left the Company prior to the initial five-year term. We purchased 27 of these partnerships in their entirety and one partial interest. These purchases totaled approximately $3.9 million. Of the total purchase price, approximately $2.5 million was paid in cash, while the remaining balance has been recorded as debt on the balance sheet at October 1, 2006. During the remainder of 2006, we will have the opportunity to purchase nine additional partnership interests. If all of these interests are purchased, the total purchase price would approximate $1.0 million to $2.0 million based upon the estimated fair value of the respective interests at October 1, 2006. These amounts are subject to change based upon changes in the estimated fair value of the respective interests from October 1, 2006 through the date of purchase. If we purchase all of these interests during the remainder of 2006, the estimated financial impact would be a reduction of cash of approximately $0.3 million to $0.7 million. When considering the elimination of the related minority interest charge in our income statement, partially offset by the anticipated intangible amortization expense relating to the purchase, both net of related income taxes, we expect no impact on earnings per share.

     Minority Interest Purchase
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
Critical Accounting Policies
     Our critical accounting policies are those that require significant judgment. With the adoption of SFAS 123R at the beginning of fiscal 2006, we have added Share-Based Compensation to the critical accounting policies disclosed in our 2005 Annual Report as follows:
     Share-Based Compensation
     We account for share–based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black–Scholes option–pricing model, which requires the input of subjective assumptions. These assumptions include estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of our common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We contracted with a third-party consultant who utilized our historical data to validate our assumptions for the 2006 option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of share–based compensation and consequently, the related amount recognized on the consolidated statements of income.
     There have been no material changes to the other critical accounting policies previously reported in our 2005 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments and revolving credit facility. Our revolving credit facility allows for borrowings up to $50.0 million bearing interest at variables rates of LIBOR plus 0.50%. We held no short-term investments and there were no borrowings outstanding under our credit facility at October 1, 2006. A hypothetical 1% change in interest rates would not have any impact on our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
     The following table sets forth our share repurchases of common stock during each period in the third quarter of 2006:

			(c) Total Number of	(d) Maximum Dollar
	(a) Total		Shares Purchased as	Value of Shares that
	Number of	(b) Average	Part of Publicly	May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Programs (1)	Programs (2)
July 3, 2006 - August 6, 2006	314,948	$29.99	314,948	$40,555,637
August 7, 2006 - September 3, 2006	878,898	$33.91	878,898	$10,751,137
September 4, 2006 - October 1, 2006	6,415	$35.00	6,415	$10,526,612

Total	1,200,261	$32.89	1,200,261	$10,526,612

(1)	On July 24, 2006, we announced a stock repurchase program to acquire our common stock from time to time in the open market or in private at prevailing market prices. Under the program, up to $50.0 million of our outstanding shares of common stock could be repurchased over a 12-month period. No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the third quarter ended October 1, 2006.

(2)	Repurchases are subject to prevailing market prices and may be made in open market or private transactions through July 31, 2007. There can be no assurance that we will repurchase any shares.

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number		Description Document
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.1	(2)	Amended and Restated By-laws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002 (File No. 000-25123).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001 (File No. 000-25123).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

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

Mark D. Mumford
Chief Financial Officer
Principal Financial and Accounting Officer
Date: October 25, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description Document
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.1	(2)	Amended and Restated By-laws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan
(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002 (File No. 000-25123).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated October 24, 2001 (File No. 000-25123).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).