Form 10-K
period 2006-12-31
P F CHANGS CHINA BISTRO INC
filed 2007-02-14
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-25123

P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7676 East Pinnacle Peak Road Scottsdale, AZ	85255 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(480) 888-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☐

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

The aggregate market value of the registrant’s common stock as of the last day of the second fiscal quarter, July 2, 2006, was $431,702,044.

On February 9, 2007 there were outstanding 25,497,385 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 27, 2007 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

P.F. Chang’s China Bistro, Inc. (P.F. Chang’s or the Company) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We incorporated our subsidiary, Taneko Japanese Tavern, Inc., in February 2005 as a Delaware Corporation. We report our financial and descriptive information according to two reportable operating segments: Bistro and Pei Wei (see Notes to Consolidated Financial Statements — Note 15 — Segment Reporting).

As of December 31, 2006, we owned and operated 152 Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, mounted life-size terra cotta replicas of Xi’an warriors and narrative murals depicting 12th century China. Additionally, a Bistro restaurant opened during fiscal 2006 in Honolulu, Hawaii and is operated under a joint venture agreement.

We also owned and operated 107 quick casual Pei Wei restaurants as of December 31, 2006. Pei Wei was developed to maintain the same spirit of hospitality and commitment to providing fresh, high quality Asian food at a great value that has made P.F. Chang’s successful. Pei Wei was also designed to keep up with today’s lifestyles and serve as a place for comfortable, everyday eating. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.

Additionally, on October 2, 2006, we opened Taneko Japanese Tavern, a new full service restaurant located in Scottsdale, Arizona, featuring natural, organic and seasonal ingredients highlighting the diverse cooking styles of Japan. Inspired by izakayas, or local taverns, Taneko offers an extensive variety of food and beverages in a comfortable atmosphere.

Concept and Strategy

Our objectives are to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is a philosophy which allows regional managers, certain general managers and certain executive chefs to become partners in our business and participate in the profitability of the restaurants for which they have responsibility. We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States.

Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style ducklings and BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s

Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs. No MSG is added to any ingredients at our restaurants.

In addition to the core menu, the Bistro menu also offers special lunch and dinner selections. These provincial selections are developed by our executive chefs to provide our guests with fresh, new tastes as well as to exhibit the diversity of cuisine found within China. Individual items that are well received by guests migrate to the core menu. Fresh produce, seafood, meat, poultry and specialty items that are specific to a certain region of the United States or to a specific season are featured on a daily basis. Extensive research and development, including trips to Asia by our culinary team, continually reinforce our commitment to training Bistro chefs and enhancing our menu offerings.

The Bistro’s entrées range in price from $7.50 to $20.00, and our appetizers range in price from $3.50 to $8.95. The average check per guest, including alcoholic beverages, is approximately $19.00 to $20.00. Sales of alcoholic beverages, featuring an extensive selection of wines, all of which are offered by the glass, constitute approximately 15% of revenues. Lunch and dinner contribute approximately 34% and 66% of revenues, respectively.

Pei Wei

Pei Wei’s menu also offers a variety of intensely flavored culinary creations; however, this menu is more concise than the Bistro’s menu and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Minced Chicken in Soothing Lettuce Wraps and Orange Peel Beef, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls and Pei Wei Pad Thai.

Entrées at Pei Wei range in price from $6.50 to $9.00, with appetizers ranging from $2.00 to $6.95. We offer a limited selection of beer and wine which comprises approximately 2% of total sales. Take-away sales comprise approximately 40% of Pei Wei’s total revenues. The average check per guest eating in at Pei Wei, including beer and wine sales, is approximately $8.50 to $9.50. Lunch and dinner contribute approximately 43% and 57% of revenues, respectively.

Taneko

The menu for our newest concept, Taneko Japanese Tavern, features a range of dishes for both the adventurous diner as well as the more conservative food lover using natural, organic and seasonal ingredients. The open exhibition style kitchen at Taneko uses a wood-fired oven and grill as the centerpiece of the menu that complements traditional tempura, sashimi, soups, stews, noodles, rice, salads, and desserts. The hearth stone oven, burning pecan wood at 650 degrees, quickly sears dishes like the Wood Roasted Yellowfin Tuna, Wood Roasted Oysters and Shishito Peppers. The robata grill uses a specialty Binchotan charcoal, which burns at a very high temperature without ashing. Dishes prepared on the robata grill include the Organic Free Range Chicken, American Kobe Beef and Kurobuta Pork Chop.

Dinner entrées at Taneko range in price from $10.00 to $26.00, with appetizers ranging from $5.00 to $15.00. The average check per guest, including alcoholic beverages, is approximately $38.00. Sales of alcoholic beverages, featuring an extensive selection of sake, constitute approximately 30% of revenues. Lunch and dinner contribute approximately 23% and 77% of revenues, respectively.

Operations

Bistro

The Bistro strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of an Operating Partner, three or four managers, a Culinary Partner, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The Operating Partner of each restaurant is responsible for the day-to-day operations of that restaurant, including hiring, training and development of personnel, as well as operating results. The Culinary Partner is responsible for product quality, purchasing, food costs and kitchen labor costs. We require our Operating Partners and Culinary Partners to have significant experience in the full service restaurant industry.

The Bistro has a comprehensive eight-week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations, and administration. All salaried hospitality and culinary management personnel are required to successfully complete all sections of their program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification.

The Operating Partners are responsible for selecting hourly employees for their restaurants and are responsible for administering our hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

Pei Wei

A typical staff at Pei Wei consists of a general manager, a kitchen manager, one or two managers, and approximately 45 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager works collaboratively with the general manager in regards to product quality, purchasing, food cost and kitchen labor costs.

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

Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective January 2007 for new store openings, the Bistro will employ a different structure to achieve the same goal. At the restaurant level, our Operating Partner and Culinary Partner (“partners” in the philosophical not legal sense) will share in the profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in the new plan will receive amounts classified as compensation rather than a share of partnership earnings. Accordingly, compensation expense for our Operating and Culinary Partners will be reflected in the consolidated income statement as Labor Expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation reflected as General and Administrative Expense in the consolidated income statement. Partner investment expense will no longer be recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. See Critical Accounting Policies within Item 7. Management’s Discussion and Analysis for further information regarding partnership accounting.

The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings during 2007.

Marketing

We focus our business strategy on providing high quality, Asian cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of the restaurant, we have created an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits.

To retain and attract new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. We have used limited radio, print and outdoor advertising to build brand awareness. Our public and community relations initiatives include: concierge programs, participation in and support of community events and organizations, non-profit benefits and auctions, chef demonstrations and cooking classes. At the end of fiscal 2006, we added the position of Chief Marketing Officer which will focus on various marketing initiatives to support new store openings and guest traffic for all brands.

Competition

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors include mid-priced, full service casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick service concepts as well as locally owned and operated Asian restaurants.

There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. Additionally, the rising popularity of Asian food may result in increased competition from non-Asian restaurants as they increase the number of Asian-inspired menu offerings.

Management Information Systems

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sales local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point of sales system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, enabling senior management to continually monitor operating results. We believe that our current point-of-sales system will be an adequate platform to support our continued expansion.

Supply Chain Management

Our supply chain management function provides our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for the commodities used in the preparation of our products. These contracts generally average in duration from two to twelve months. With the exception of a portion of our commodities, like produce, we utilize Distribution Market Advantage as the primary distributor of product to all of our restaurants. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the United States. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Our produce is distributed by a network of local specialty distributors who service our restaurants in adherence to our quality and safety standards. Our most important items are contracted annually to stabilize prices and ensure availability.

We believe that competitively priced alternative distribution sources are available should they become necessary. Asian-specific ingredients, primarily spices and sauces, are usually sourced directly from Hong Kong, China, Taiwan and Thailand. We have developed an extensive network of suppliers in order to maintain an adequate supply of items that conform to our brand and product specifications.

Employees

At December 31, 2006, we employed approximately 24,600 persons, approximately 300 of whom were home office personnel, approximately 1,400 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

We believe that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available on our website.

Access to Information

Our Internet address is www.pfcb.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d) or 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results.

We operated 152 full service Bistro restaurants, 107 quick casual Pei Wei restaurants and one Taneko restaurant as of December 31, 2006, 51 of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

The inability to develop and construct our restaurants within projected budgets and time periods will adversely affect our business and financial condition.

Each of our full service and quick casual restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs associated with the development and construction of our restaurants, including:

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

If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations and cash flows will be adversely affected.

Development is critical to our success.

Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 260 restaurants as of December 31, 2006. We expect to open 19 Bistros and 37 Pei Wei restaurants during fiscal 2007. Our ability to expand successfully will depend on a number of factors, including:

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

Many of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997 and will very likely be increased during 2007. Additionally, many of our employees work in restaurants located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. During 2006, eleven states increased their minimum wage by an average of eleven percent. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service, casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts and the rising popularity of Asian food may result in increased competition from non-Asian restaurants as they increase the number of Asian-inspired menu offerings.

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

Litigation could have a material adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a materially adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

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

Our federal, state and local tax returns may, from time to time, be selected for audit by the taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions taken by the company on its tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Fluctuating insurance requirements and costs could negatively impact profitability and projections.

The cost of workers compensation insurance, general liability insurance and directors and officers liability insurance fluctuates based on market conditions and availability as well as our historical trends. We self-insure a substantial portion of our workers compensation and general liability costs and unfavorable changes in trends could have a negative impact on our profitability.

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2007. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our operating expenses may increase in the future and may negatively impact our profitability.

Operating expenses, such as utilities and other expenses impacted by fuel price fluctuations, are not fixed and may continue to increase in the future. If we are not able to leverage these increases with operating efficiencies or price increases, they will negatively impact our operating results.

Fluctuations in operating results may negatively impact our stock price.

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

Additionally, we have historically experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses as well as labor and operating costs. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year and these fluctuations may cause our operating results to be below expectations of public market analysts and investors, resulting in a lowering of our stock price.

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

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Services, or BCIS. Even if we operate those restaurants in strict compliance with BCIS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force.

Our business can be adversely affected by negative publicity resulting from complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could taint public perception of our restaurants.

Approximately 15 percent of our revenues at the Bistro, two percent at Pei Wei and 30 percent at Taneko are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

We incur non-cash charges for the excess of the imputed fair value of partner investments over the amount paid by our partners for their partnership interests. These amounts are recorded as the partnership interests are effective, which is typically when new stores open. The timing and volume of restaurant openings, the extent to which eligible persons elect to invest, the effective dates of their partnership interests and the determination of the related fair value of the investment will create fluctuations in our operating results.

For the reasons noted above, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the accounting impact of our partnership program may cause our results of operations to be below the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Future changes in financial accounting standards may affect our reported results of operations.

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

Item 1B.	Unresolved Staff comments

None.

Item 2.	Properties

Our Bistro restaurants average 6,900 square feet, our Pei Wei restaurants average 3,100 square feet and our Taneko restaurant is 5,800 square feet. The following table lists our existing Bistro, Pei Wei and Taneko locations as of December 31, 2006:

State	Bistro	Pei Wei	Taneko	Total

Alabama	1	—	—	1
Arizona	7	17	1	25
Arkansas	2	1	—	3
California	31	10	—	41
Colorado	7	6	—	13
Florida	11	4	—	15
Georgia	4	—	—	4
Idaho	1	—	—	1
Illinois	5	—	—	5
Indiana	2	—	—	2
Iowa	1	—	—	1
Kansas	1	2	—	3
Kentucky	2	—	—	2
Louisiana	2	—	—	2
Massachusetts	1	—	—	1
Maryland	2	2	—	4
Michigan	3	—	—	3
Minnesota	2	4	—	6
Missouri	3	1	—	4
Nebraska	1	—	—	1
Nevada	5	3	—	8
New Jersey	4	—	—	4
New Mexico	1	2	—	3
New York	3	—	—	3
North Carolina	4	4	—	8
Ohio	6	—	—	6
Oklahoma	2	5	—	7
Oregon	3	—	—	3
Pennsylvania	2	—	—	2
South Carolina	1	—	—	1
Tennessee	5	3	—	8
Texas	14	39	—	53
Utah	2	3	—	5
Virginia	5	1	—	6
Washington	4	—	—	4
Wisconsin	2	—	—	2

	152	107	1	260

Additionally, a Bistro restaurant opened during fiscal 2006 in Honolulu, Hawaii and is operated under a joint venture agreement.

In fiscal 2007, we intend to open 19 new Bistros (most in existing markets with plans to enter eight new markets) and 37 new Pei Weis (approximately half in existing markets with plans to enter nine new markets). As of the date of this 10-K, three of the planned new Pei Weis for fiscal 2007 were open.

Expansion Strategy and Site Selection

We are actively developing Bistro and Pei Wei restaurants in both new and existing markets and have planned an expansion strategy targeted at metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific trade areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate trade area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment and strip centers.

We intend to continue to develop Bistros that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total capitalized investment of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $415,000 per restaurant during 2007, which includes approximately $50,000 per restaurant in preopening rent as is more fully discussed in Note 1 to our consolidated financial statements. We currently lease the sites for all of our Bistro restaurants and do not intend to purchase real estate for our sites in the future.

We intend to continue to develop our Pei Wei restaurants in markets in which the Bistro has a strong presence in an effort to leverage the Bistro’s established brand identity. The restaurants will be approximately 2,800 to 3,400 square feet in size and will require, on average, a total capitalized investment of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to be approximately $750,000 to $850,000 per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $157,000 per restaurant during 2007, which includes approximately $27,000 per restaurant in preopening rent as is more fully discussed in Note 1 to our consolidated financial statements. We currently lease the sites for all of our Pei Wei restaurants and do not intend to purchase real estate for our sites in the future.

Additionally, on October 2, 2006, we opened our first Taneko Japanese Tavern, in Scottsdale, Arizona. We are evaluating the performance of this restaurant to determine future development plans for expansion of this new Japanese concept.

Current restaurant leases have expiration dates ranging from 2007 to 2025, with the majority of the leases providing for at least one five-year renewal option. We anticipate that we will exercise our lease renewal option for the restaurant lease that is scheduled to expire in 2007. Generally, our leases provide for a minimum annual rent, and most leases require additional percentage rent based on sales volume in excess of minimum contractual levels at the particular location. Most of the leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

Our home office is currently located in a 50,000 square foot office building in Scottsdale, Arizona. The land and building were purchased in September 2004 for $9.2 million.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFCB”.

The following table sets forth the high and low price per share of our common stock on the NASDAQ Global Select Market (formerly on the NASDAQ National Market) for each quarterly period for our two most recent fiscal years.

Quarter Ended	High	Low

April 3, 2005	$60.34	$52.25
July 3, 2005	$62.30	$52.90
October 2, 2005	$65.12	$43.25
January 1, 2006	$53.90	$42.92
April 2, 2006	$54.93	$46.25
July 2, 2006	$49.58	$36.17
October 1, 2006	$38.81	$28.09
December 31, 2006	$43.32	$34.00

We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, as well as share repurchases of our common stock from time to time, and therefore do not anticipate paying any cash dividends in the foreseeable future.

On February 9, 2007, there were 116 holders of record of P.F. Chang’s common stock.

Issuer Purchases of Equity Securities

On July 24, 2006, we announced a share repurchase program to acquire our common stock from time to time in the open market or in private at prevailing market prices. Under the program, up to $50.0 million of our outstanding shares of common stock could be repurchased over a 12-month period. No shares were repurchased other than through our publicly announced repurchase programs and authorizations during the fourth quarter ended December 31, 2006. Repurchases are subject to prevailing market prices and may be made in open market or private transactions through July 31, 2007.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of 2006:

			(c) Total Number of	(d) Maximum Dollar
	(a) Total		Shares Purchased as	Value of Shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Programs(1)	Programs(2)

October 2, 2006 — November 5, 2006	197,000	$35.02	197,000	$3,627,182
November 6, 2006 — December 3, 2006	—	$—	—	$3,627,182
December 4, 2006 — December 31, 2006	—	$—	—	$3,627,182

Total	197,000		197,000	$3,627,182

We repurchased a total of 1.4 million shares of our common stock for $46.4 million at an average price of $33.19 during fiscal 2006. There can be no assurance that we will purchase any additional shares.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2006	2005	2004(1)	2003	2002
	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$937,606	$809,153	$706,941	$539,917	$406,609
Costs and expenses:
Cost of sales	256,582	224,634	200,736	152,788	112,571
Labor	310,113	266,243	231,930	175,256	133,973
Operating	146,409	122,247	99,231	73,403	55,168
Occupancy	52,457	42,793	37,693	28,914	24,129
General and administrative	56,911	41,117	36,369	30,166	21,430
Depreciation and amortization	44,863	36,950	29,155	21,817	15,847
Preopening expense	12,713	9,245	7,980	8,745	6,391
Partner investment expense(2)	4,371	4,800	17,671	4,196	5,798

Total costs and expenses	884,419	748,029	660,765	495,285	375,307

Income from operations	53,187	61,124	46,176	44,632	31,302
Interest income and other income, net	1,315	1,841	612	466	41

Income before minority interest and provision for income taxes	54,502	62,965	46,788	45,098	31,343
Minority interest	(8,116)	(8,227)	(10,078)	(7,887)	(5,243)

Income before provision for income taxes	46,386	54,738	36,710	37,211	26,100
Provision for income taxes	(13,133)	(16,942)	(10,656)	(12,424)	(8,875)

Net income	$33,253	$37,796	$26,054	$24,787	$17,225

Net income per share:
Basic	$1.28	$1.44	$1.01	$0.98	$0.70

Diluted	$1.24	$1.40	$0.98	$0.94	$0.66

Weighted average shares used in computation:
Basic	26,075	26,271	25,727	25,345	24,688

Diluted	26,737	27,000	26,575	26,250	25,924

	As of	As of	As of	As of	As of
	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$31,589	$31,948	$66,409	$45,478	$39,089
Short-term investments (including restricted short-term investments)	—	42,410	5,000	5,000	3,800
Total assets	514,045	474,859	390,492	306,109	242,797
Long-term debt	13,723	5,360	545	136	1,441
Common stockholders’ equity	289,525	293,898	244,957	204,332	168,019

(1)	We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2006, 2005, 2003 and 2002 each were comprised of 52 weeks. Fiscal year 2004 was comprised of 53 weeks.

(2)	Partner investment expense increased during 2004 as a result of a $12.5 million modification of certain partnership agreements as discussed in Note 1 to our consolidated financial statements.

No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section presents an overview of our restaurant concepts and the related growth strategy and challenges we face. A summary of our 2006 financial results and our 2007 outlook are also presented.

Our restaurants

We own and operate three restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”), Pei Wei Asian Diner (“Pei Wei”) and Taneko Japanese Tavern (“Taneko”).

As of December 31, 2006, we owned and operated 152 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of a new Bistro located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.

As of December 31, 2006, we also owned and operated 107 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.

Additionally, on October 2, 2006, we opened our first Taneko restaurant in Scottsdale, Arizona, featuring natural, organic and seasonal ingredients highlighting the diverse cooking styles of Japan. Inspired by izakayas, or local taverns, Taneko offers an extensive variety of food and beverages in a comfortable atmosphere.

Our strategy

Our vision is to be the best operator of Asian restaurants as viewed by our guests and our employees. We aim to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value.

We are currently operating exclusively Asian restaurants due in part to the rising popularity of Asian cuisine, combined with a relatively lower level of organized competition in this segment compared to other popular cuisines such as Mexican and Italian. We believe this creates a significant opportunity for us to both grow our existing restaurant sales and open new locations in new and existing markets. We are selective when choosing our new restaurant locations and currently assess anticipated returns on invested capital at both an individual restaurant and market level when determining future development plans. We seek an average unit-level return on invested capital of 30 percent and plan to continue opening new restaurants to the extent that we continue to achieve our required rate of return.

Historically, we have focused on domestic operations and organic business growth by developing new concepts and opening new restaurants. While this growth strategy remains unchanged for 2007, we may consider additional expansion opportunities into international markets and potential acquisitions as well as brand expansion through sales of our proprietary products in the future.

Our challenges

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. Additionally, the rising popularity of Asian cuisine may result in increased competition from new Asian-branded concepts as well as non-Asian restaurants that may increase their Asian-inspired menu offerings.

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes and discretionary spending patterns, economic conditions, lifestyle trends and cost fluctuations. Accordingly, we strive to continuously evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests.

As we continue to expand, we are faced with increasing demand for high quality human resources and must attract, develop and retain top talent to ensure the future success of our business. Additionally, we are focused on leveraging our infrastructure to support our growth and yield increasing returns as we reach higher capacity.

Our Financial Results

Our 2006 financial results include:

•	Consolidated revenue growth of $128.5 million or 15.9 percent to $937.6 million, driven primarily by new restaurant openings, offset by a decline in comparable store sales at both the Bistro and Pei Wei;

•	Consolidated net income decline of $4.5 million or 12.0 percent to $33.3 million and a decrease in diluted earnings per share of $0.16 or 11.4 percent to $1.24, primarily due to lower income from operations resulting from the recognition of $6.4 million after-tax in share-based compensation expense and $1.3 million after-tax in preopening rent during the construction period during 2006; and

•	20 new Bistro openings, 30 new Pei Wei openings, one joint venture Bistro opening and the first Taneko opening.

Our results continue to be affected by concept growth in 2006, particularly as the number of Pei Wei restaurants increased by almost 40 percent during the year. As we continue to develop and expand our restaurant concepts at different rates, our financial results will be impacted by the mix of the number of restaurants in our concepts and the ratio of newer restaurants to more established restaurants within those concepts. This is due to the different operating characteristics of our brands as well as variations in the economics of our new restaurants compared to our more seasoned restaurants.

We opened Taneko this year as our third restaurant concept, marking our entrance into Japanese-inspired cuisine. It is still very early in the development of this concept and we are closely monitoring Taneko’s operations and results. There is currently no assurance we will open another Taneko in the future.

Share-Based Compensation

We grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. We also grant restricted stock with a fair value determined based on our closing stock price on the date of grant. We previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.

On January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff

Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the zero coupon U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are zero based on history of not paying cash dividends on our common stock. Expected volatility is based on historic, daily stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. SFAS 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS 123R, we reduced pro forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models or assumptions, nor is there a means to compare and adjust the estimates to actual values, except for annual adjustments to reflect actual forfeitures.

The fair value of restricted stock is determined based on our closing stock price on the date of grant. Restricted stock vests and becomes unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period.

Non-vested share-based compensation totaled $21.1 million for stock options and $2.3 million for restricted stock at December 31, 2006 and will be expensed over the remaining weighted average vesting period which is approximately 2.9 years for stock options and 2.6 years for restricted stock. We granted options to purchase 509,010 shares of our common stock and issued restricted stock totaling 102,700 shares during fiscal 2006.

Preopening Expense

Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Also included in preopening expense is the accrual for straight-line rent recorded prior to a restaurant’s opening date. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, we ceased the capitalization of rent during the construction period which resulted in $1.8 million in preopening rent during fiscal 2006.

Unit Economics

We believe that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time, as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available on our website at www.pfcb.com.

New Development

We intend to open 19 new Bistros in 2007. We will continue our development in existing markets and plan to enter eight new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $415,000 per restaurant during 2007, which includes approximately $50,000 per restaurant in preopening rent.

We also intend to open 37 Pei Wei restaurants in 2007. We will continue our development in existing markets and plan to enter nine new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $750,000 to $850,000 and total invested capital of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $157,000 per restaurant during 2007, which includes approximately $27,000 per restaurant in preopening rent.

Change in Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective January 2007 for new store openings, the Bistro will employ a different structure to achieve the same goal. At the restaurant level, our Operating Partner and Culinary Partner (“partners” in the philosophical not legal sense) will share in the profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in the new plan will receive amounts classified as compensation rather than a share of partnership earnings. Accordingly, compensation expense for our Operating and Culinary Partners will be reflected in the consolidated income statement as Labor Expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation reflected as General and Administrative Expense in the consolidated income statement. Partner investment expense will no longer be recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. See Critical Accounting Policies below for further information regarding partnership accounting.

The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings during 2007.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Partnership Structure

Under our existing partnership program, each partner who wishes to participate in our legal partnership structure, to the extent applicable, is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees (generally no more than ten percent of an individual restaurant is owned in total by minority partners). We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant), utilizing a discounted cash flow model and updated assumptions based on the results of an annual valuation analysis performed by a third party valuation specialist. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. Any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners is currently recognized as expense upon purchase of the respective interest. See Change in Partnership Structure section above for information regarding changes to be implemented during fiscal 2007 to the Bistro partnership program.

At the end of a specific term (generally five years), we have the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region. We have the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. The excess of the purchase price over the imputed fair value of these interests was recognized as expense in the month the repurchase occurred for all fiscal years prior to and including 2003. Any excess of the purchase price over the imputed fair value is currently recorded as an intangible asset and amortized over approximately 15 years for our Bistro restaurants and approximately 10 years for our Pei Wei restaurants. There is also the possibility of additional charges relating to the modification if, within the initial five-year period of the respective interest, we repurchase that interest at a value greater than required by the agreements prior to modification. As of December 31, 2006, this requirement relates to 30 percent of our total partnership interests outstanding.

Lease Obligation

We lease all of our restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Prior to January 2, 2006, we capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as preopening expense. Beginning January 2, 2006, we expense rent from possession date through restaurant open date as preopening expense, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the store open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater preopening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold improvements for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Share-Based Compensation

We account for share — based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black — Scholes option — pricing model, which requires the input of subjective assumptions. These assumptions include estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of our common stock price over the expected term and 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”). We contracted with a third-party consultant who utilized our historical data to validate our assumptions for the 2006 option grants. Changes in the subjective assumptions can materially affect the estimate of fair value of share — based compensation and consequently, the related amount recognized on the consolidated statements of income.

Impairment of Long-Lived Assets

We review property and equipment (which includes leasehold improvements) and intangible assets with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least annually. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the restaurant or partnership level for indicators of permanent impairment. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers compensation, general liability, medical and dental programs. We have paid to our insurance carrier amounts that approximate the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims. We develop these estimates with our insurance providers and use historical experience factors to estimate the ultimate claim exposure. We validate our self-insurance reserve by contracting with third-party actuaries who utilize estimates of expected losses, based on statistical analyses of historical industry data as well as our actual historical trends. The liabilities recorded in our consolidated financial statements are consistent with the actuarial estimates. If actual claims experience differs from our assumptions and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated income statements.

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

Results of Operations

We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 were comprised of 52 weeks and fiscal year 2004 was comprised of 53 weeks.

Fiscal 2006 compared to Fiscal 2005

Our consolidated operating results for the fiscal years ended December 31, 2006 (fiscal year 2006) and January 1, 2006 (fiscal year 2005) were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$937,606	100.0%	$809,153	100.0%	$128,453	15.9%
Costs and expenses:
Cost of sales	256,582	27.4%	224,634	27.8%	31,948	14.2%
Labor	310,113	33.1%	266,243	32.9%	43,870	16.5%
Operating	146,409	15.6%	122,247	15.1%	24,162	19.8%
Occupancy	52,457	5.6%	42,793	5.3%	9,664	22.6%
General and administrative	56,911	6.1%	41,117	5.1%	15,794	38.4%
Depreciation and amortization	44,863	4.8%	36,950	4.6%	7,913	21.4%
Preopening expense	12,713	1.4%	9,245	1.1%	3,468	37.5%
Partner investment expense	4,371	0.5%	4,800	0.6%	(429)	(8.9)%

Total costs and expenses	884,419	94.3%	748,029	92.4%	136,390	18.2%

Income from operations	53,187	5.7%	61,124	7.6%	(7,937)	(13.0)%
Interest and other income, net	1,315	0.1%	1,841	0.2%	(526)	(28.6)%
Minority interest	(8,116)	(0.9)%	(8,227)	(1.0)%	111	(1.3)%

Income before provision for income taxes	46,386	4.9%	54,738	6.8%	(8,352)	(15.3)%
Provision for income taxes	(13,133)	(1.4)%	(16,942)	(2.1)%	3,809	(22.5)%

Net income	$33,253	3.5%	$37,796	4.7%	$(4,543)	(12.0)%

Certain percentage amounts do not sum to total due to rounding.

Operating results for the Bistro for fiscal years 2006 and 2005 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$756,634	100.0%	$675,204	100.0%	$81,430	12.1%
Costs and expenses:
Cost of sales	206,567	27.3%	187,073	27.7%	19,494	10.4%
Labor	247,097	32.7%	221,126	32.7%	25,971	11.7%
Operating	115,465	15.3%	100,199	14.8%	15,266	15.2%
Occupancy	40,683	5.4%	34,700	5.1%	5,983	17.2%
General and administrative	20,503	2.7%	15,512	2.3%	4,991	32.2%
Depreciation and amortization	34,451	4.6%	30,093	4.5%	4,358	14.5%
Preopening expense	8,004	1.1%	6,028	0.9%	1,976	32.8%
Partner investment expense	3,475	0.5%	3,526	0.5%	(51)	(1.4)%

Total costs and expenses	676,245	89.4%	598,257	88.6%	77,988	13.0%

Income from operations	80,389	10.6%	76,947	11.4%	3,442	4.5%
Interest and other income, net	(255)	(0.0)%	251	0.0%	(506)	(201.6)%
Minority interest	(6,993)	(0.9)%	(7,118)	(1.1)%	125	(1.8)%

Income before provision for income taxes	$73,141	9.7%	$70,080	10.4%	$3,061	4.4%

Certain percentage amounts do not sum to total due to rounding.

Operating results for Pei Wei for the fiscal years 2006 and 2005 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$180,230	100.0%	$133,949	100.0%	$46,281	34.6%
Costs and expenses:
Cost of sales	49,692	27.6%	37,561	28.0%	12,131	32.3%
Labor	62,677	34.8%	45,117	33.7%	17,560	38.9%
Operating	30,782	17.1%	22,048	16.5%	8,734	39.6%
Occupancy	11,725	6.5%	8,093	6.0%	3,632	44.9%
General and administrative	9,387	5.2%	6,907	5.2%	2,480	35.9%
Depreciation and amortization	9,205	5.1%	5,977	4.5%	3,228	54.0%
Preopening expense	4,283	2.4%	3,217	2.4%	1,066	33.1%
Partner investment expense	896	0.5%	1,274	1.0%	(378)	(29.7)%

Total costs and expenses	178,647	99.1%	130,194	97.2%	48,453	37.2%

Income from operations	1,583	0.9%	3,755	2.8%	(2,172)	(57.8)%
Interest and other income, net	(15)	(0.0)%	15	0.0%	(30)	(200.0)%
Minority interest	(1,123)	(0.6)%	(1,109)	(0.8)%	(14)	1.3%

Income before provision for income taxes	$445	0.2%	$2,661	2.0%	$(2,216)	(83.3)%

Certain percentage amounts do not sum to total due to rounding.

Revenues

Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:

Bistro:  The increase in revenues was attributable to revenues of $33.4 million generated by the 20 new Bistro restaurants opened in 2006 and a $48.5 million increase in revenues generated by the 18 Bistro restaurants that opened during 2005, partially offset by a $0.5 million net decrease in revenues for restaurants that opened prior to 2005. The increase in revenues is the result of new store openings and a full year of revenue for those stores opened during 2005 as well as an approximate 2.4% effective price increase impacting all restaurants. Such increases were partially offset by a slight decline in overall guest traffic during fiscal 2006. Bistro revenues also include licensing fees of $0.1 million related to our portion of revenues from a Bistro in Hawaii which opened in September 2006 and is operated under a joint venture arrangement.

Pei Wei:  The increase in revenues was attributable to revenues of $23.4 million generated by 30 new restaurants opened in 2006 and a $25.6 million increase in revenues generated by the 24 restaurants that opened during 2005, partially offset by a $2.7 million net decrease in revenues for restaurants that opened prior to 2005. The increase in revenues is the result of new store openings and a full year of revenue for those stores opened during 2005 as well as an approximate 2.2% effective price increase impacting all restaurants. Such increases were partially offset by a slight decline in overall guest traffic during fiscal 2006.

In addition to the revenues earned by our Bistro and Pei Wei restaurants, consolidated revenues include $0.7 million in revenues at our new Taneko concept.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues at the Bistro decreased primarily due to lower poultry costs partially offset by higher meat and dry food costs.

Pei Wei:  Cost of sales as a percentage of revenues at Pei Wei decreased primarily due to lower poultry costs partially offset by higher dry and other food expense.

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes (see Note 1 to our consolidated financial statements for further details). Each segment contributed as follows:

Bistro:  Labor expenses as a percentage of revenues at the Bistro were unchanged as increases in efficiency (as measured by sales per labor hour) and the benefit of reduced health insurance and workers’ compensation liabilities, resulting from lower than anticipated claims activity were offset by higher management incentives and wage rate pressure in our culinary positions.

Pei Wei:  Labor expenses as a percentage of revenues at Pei Wei increased primarily due to wage rate pressure in our culinary positions, increased management salaries due to higher staffing and decreased leverage due to lower average weekly sales.

Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, which are generally variable and fluctuate with revenues. Our experience to date has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Each segment contributed as follows:

Bistro:  Operating expenses as a percentage of revenues at our Bistro restaurants increased primarily due to higher utility costs related to an increase in rates and usage, an adjustment resulting from a second quarter 2006 modification of our accounting policy related to utility accruals and higher repairs and maintenance costs, partially offset by a reduction in radio advertising usage. Additionally, decreased leverage due to lower average weekly sales contributed to the increase.

Pei Wei:  Operating expenses as a percentage of revenues at our Pei Wei restaurants increased primarily due to higher utility costs related to an increase in rates and an adjustment resulting from a second quarter 2006 modification of our accounting policy related to utility accruals. Additionally, decreased leverage due to lower average weekly sales contributed to the increase while lower take-out supplies costs partially offset the increase.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs as a percentage of revenues at the Bistro increased primarily due to the benefit of a cumulative adjustment for capital lease assets recorded in fiscal 2005, decreased leverage resulting from lower average weekly sales and higher property tax expense in the current year.

Pei Wei:  Occupancy costs as a percentage of revenues at Pei Wei increased primarily due to decreased leverage resulting from lower average weekly sales and higher property tax expense in the current year.

General and Administrative

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support development and restaurant operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Each segment contributed as follows:

Bistro:  General and administrative costs as a percentage of revenues at the Bistro increased primarily due to the recognition of share-based compensation expense during fiscal 2006 as well as higher management incentive accruals and, to a lesser extent, an increase in compensation and benefits expense. These items were partially offset by the benefit of reduced health insurance liabilities resulting from lower than anticipated claims activity.

Pei Wei:  General and administrative costs at Pei Wei increased primarily due to an increase in compensation and benefits expense related to the addition of corporate management personnel as well as the recognition of share-based compensation expense during fiscal 2006 and, to a lesser extent, higher travel related expenses and greater health insurance expenses resulting from higher enrollment, offset by lower than anticipated claims activity. As a percentage of revenues, Pei Wei’s general and administrative costs were unchanged from the prior year.

Shared Services and Other:  General and administrative costs for Shared Services and Other increased primarily due to the recognition of share-based compensation expense during fiscal 2006. Other factors that contributed to the increase were higher compensation and benefits expense primarily related to the addition of corporate management personnel, an increase in accounting, consulting and legal fees and, to a lesser extent, higher management incentive accruals. These items were slightly offset by a reduction in rent expense due to the purchase of our new headquarters building in fiscal 2005.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to a full year’s depreciation and amortization on restaurants opened in fiscal 2005, additional depreciation and amortization on restaurants that opened during fiscal 2006 and, to a lesser extent, an increase in amortization of intangible and other assets. The increase was also due to higher average capital expenditures for new restaurants and a change in the amortization of non-transferable liquor license fees during fiscal 2006. These items were partially offset by a decrease relating to a cumulative adjustment for capital lease assets recorded in fiscal 2005.

Pei Wei:  Depreciation and amortization increased primarily due to a full year’s depreciation and amortization on restaurants opened in fiscal 2005 and additional depreciation and amortization on restaurants that opened during fiscal 2006. The increase was also due to decreased leverage resulting from lower average weekly sales, higher average capital expenditures for new restaurants and a change in the amortization of non-transferable liquor license fees during fiscal 2006.

Preopening Expense

Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, employee payroll and related training costs. Beginning in fiscal 2006, preopening expenses also include straight-line rent for the period between the possession date of leased premises and the restaurant opening date. Prior to fiscal 2006, only straight-line rent for the period between construction completion date and the restaurant opening date, which generally approximated two weeks, was included in preopening expense. Each segment contributed as follows:

Bistro:  Preopening expense increased primarily due to the recognition of preopening rent during construction recognized in 2006, the impact of opening 20 new Bistro restaurants in 2006 compared to 18 new Bistro restaurants in 2005 and a slight increase in the average per location preopening costs incurred during fiscal 2006, due to a delay in the opening date of certain new restaurants.

Pei Wei:  Preopening expense increased primarily due to the recognition of preopening rent during construction recognized in 2006 and the impact of opening 30 new Pei Wei restaurants in 2006 compared to 24 new Pei Wei restaurants in 2005, partially offset by a slight decrease in the average per location preopening costs incurred during fiscal 2006. This decrease in overage costs was primarily due to lower manager salary and travel costs associated with the higher ratio of restaurant openings in mature markets versus new markets during 2006.

Partner Investment Expense

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

Bistro:  Partner investment expense at the Bistro decreased slightly primarily due to increased expense reductions related to minority partner buyouts in the current year and the impact of a lower imputed fair value of partnership interests in new Bistro restaurants in 2006, partially offset by expense associated with two additional restaurants that opened in fiscal 2006 as compared to fiscal 2005.

Pei Wei:  Partner investment expense at Pei Wei decreased primarily due to increased expense reductions related to minority partner buyouts in the current year and the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in 2006.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net decreased primarily due to the recognition of accretion expense related to our conditional asset retirement obligations (see Note 1 to our consolidated financial statements for further discussion) and lower interest income resulting from the sale of interest-bearing securities to finance our share repurchase program, which commenced during third quarter (see “Share Repurchase Program” in the Liquidity and Capital Resources section for further detail), partially offset by a higher year-over-year rate of return on our investments.

Minority Interest

Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of our minority investors. We employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. We also had minority shareholders in our Pei Wei Asian Diner, Inc. subsidiary as of January 1, 2006. Each segment contributed as follows:

Bistro:  Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2006 as well as the impact of lower restaurant net income.

Pei Wei:  Minority interest as a percentage of revenues at Pei Wei decreased slightly due to the impact of lower restaurant net income.

Provision for Income Taxes

Our effective tax rate was 28.3% for fiscal 2006 and 31.0% for fiscal 2005. Disregarding the benefit of $0.2 million in reserve adjustments due to closure of audits during 2006 offset by $0.1 million in newly identified tax exposure items, our effective tax rate was 28.7%. In accordance with Accounting Principles Board No. 28, Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, the income tax effect for such charges is computed separately and is not included in the estimated annual effective tax rate. The income tax rates for fiscal 2006 and fiscal 2005 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Fiscal 2005 compared to Fiscal 2004

Our consolidated operating results for the fiscal years ended January 1, 2006 (fiscal year 2005) and January 2, 2005 (fiscal year 2004) were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues	$809,153	100.0%	$706,941	100.0%	$102,212	14.5%
Costs and expenses:
Cost of sales	224,634	27.8%	200,736	28.4%	23,898	11.9%
Labor	266,243	32.9%	231,930	32.8%	34,313	14.8%
Operating	122,247	15.1%	99,231	14.0%	23,016	23.2%
Occupancy	42,793	5.3%	37,693	5.3%	5,100	13.5%
General and administrative	41,117	5.1%	36,369	5.1%	4,748	13.1%
Depreciation and amortization	36,950	4.6%	29,155	4.1%	7,795	26.7%
Preopening expense	9,245	1.1%	7,980	1.1%	1,265	15.9%
Partner investment expense	4,800	0.6%	17,671	2.5%	(12,871)	(72.8)%

Total costs and expenses	748,029	92.4%	660,765	93.5%	87,264	13.2%

Income from operations	61,124	7.6%	46,176	6.5%	14,948	32.4%
Interest and other income, net	1,841	0.2%	612	0.1%	1,229	200.8%
Minority interest	(8,227)	(1.0)%	(10,078)	(1.4)%	1,851	(18.4)%

Income before provision for income taxes	54,738	6.8%	36,710	5.2%	18,028	49.1%
Provision for income taxes	(16,942)	(2.1)%	(10,656)	(1.5)%	(6,286)	59.0%

Net income	$37,796	4.7%	$26,054	3.7%	$11,742	45.1%

Certain percentage amounts do not sum to total due to rounding.

Operating results for the Bistro for fiscal years 2005 and 2004 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2005	Revenues	2004	Revenues	Change	% Change

Revenues	$675,204	100.0%	$611,468	100.0%	$63,736	10.4%
Costs and expenses:
Cost of sales	187,073	27.7%	173,128	28.3%	13,945	8.1%
Labor	221,126	32.7%	200,157	32.7%	20,969	10.5%
Operating	100,199	14.8%	84,781	13.9%	15,418	18.2%
Occupancy	34,700	5.1%	31,896	5.2%	2,804	8.8%
General and administrative	15,512	2.3%	30,051	4.9%	(14,539)	(48.4)%
Depreciation and amortization	30,093	4.5%	24,778	4.1%	5,315	21.5%
Preopening expense	6,028	0.9%	5,843	1.0%	185	3.2%
Partner investment expense	3,526	0.5%	15,075	2.5%	(11,549)	(76.6)%

Total costs and expenses	598,257	88.6%	565,709	92.5%	32,548	5.8%

Income from operations	76,947	11.4%	45,759	7.5%	31,188	68.2%
Interest and other income, net	251	0.0%	612	0.1%	(361)	(59.0)%
Minority interest	(7,118)	(1.1)%	(9,177)	(1.5)%	2,059	(22.4)%

Income before provision for income taxes	$70,080	10.4%	$37,194	6.1%	$32,886	88.4%

Certain percentage amounts do not sum to total due to rounding.

Operating results for Pei Wei for the fiscal years 2005 and 2004 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2005	Revenues	2004	Revenues	Change	% Change

Revenues	$133,949	100.0%	$95,473	100.0%	$38,476	40.3%
Costs and expenses:
Cost of sales	37,561	28.0%	27,608	28.9%	9,953	36.1%
Labor	45,117	33.7%	31,773	33.3%	13,344	42.0%
Operating	22,048	16.5%	14,450	15.1%	7,598	52.6%
Occupancy	8,093	6.0%	5,797	6.1%	2,296	39.6%
General and administrative	6,907	5.2%	6,318	6.6%	589	9.3%
Depreciation and amortization	5,977	4.5%	4,377	4.6%	1,600	36.6%
Preopening expense	3,217	2.4%	2,137	2.2%	1,080	50.5%
Partner investment expense	1,274	1.0%	2,596	2.7%	(1,322)	(50.9)%

Total costs and expenses	130,194	97.2%	95,056	99.6%	35,138	37.0%

Income from operations	3,755	2.8%	417	0.4%	3,338	800.5%
Interest and other income, net	15	0.0%	—	0.0%	15	0.0%
Minority interest	(1,109)	(0.8)%	(901)	(0.9)%	(208)	23.1%

Income before provision for income taxes	$2,661	2.0%	$(484)	(0.5%)	$3,145	(649.8)%

Certain percentage amounts do not sum to total due to rounding.

Revenues

Each segment contributed as follows:

Bistro:  The increase in revenues was due to $37.7 million generated by 18 new restaurants opened in 2005 and a $39.2 million increase in revenues in 2005 for 18 restaurants that opened in 2004, offset by a $13.2 million net decrease in revenues for restaurants opened prior to 2004. The decrease in revenues for stores open prior to 2004 was primarily due to one less week included in fiscal year 2005 partially offset by a price increase implemented in the fourth quarter of 2004.

Pei Wei:  The increase in revenues was primarily attributable to revenues of $17.8 million generated by our 24 new restaurants opened in 2005, an $18.9 million increase in revenues in 2005 for the 20 restaurants that opened in 2004 and a $1.8 million net increase in revenues for restaurants opened prior to 2004. The increase in revenues, excluding the impact of new stores and full year revenues for 2004 openings, resulted from customer traffic growth and a price increase implemented during the second quarter of 2004 partially offset by one less week included in fiscal year 2005.

Costs and Expenses

Cost of Sales

Each segment contributed as follows:

Bistro:  Cost of sales at the Bistro decreased primarily due to lower poultry, dry food and produce costs, offset partially by slightly higher seafood prices.

Pei Wei:  Cost of sales at Pei Wei decreased primarily due to improved purchasing efficiencies associated with a more mature store base as well as lower poultry and produce costs, offset partially by higher seafood prices.

Labor

Each segment contributed as follows:

Bistro:  As a percentage of revenues, labor expenses at the Bistro remained consistent as a result of favorable trends in our workers compensation insurance costs, offset by the impact of lower sales on the portion of labor costs that are fixed in nature.

Pei Wei:  As a percentage of revenues, labor expenses at Pei Wei increased primarily due to the impact of labor costs associated with new openings, offset partially by favorable trends in our workers compensation insurance costs.

Operating

Each segment contributed as follows:

Bistro:  Operating expenses as a percentage of revenues at our Bistro restaurants increased primarily due to higher utility costs, repairs and maintenance costs and take-out supplies costs.

Pei Wei:  Operating expenses as a percentage of revenues at our Pei Wei restaurants increased primarily due to higher utility costs, repairs and maintenance costs and take-out supplies costs.

Occupancy

Each segment contributed as follows:

Bistro:  Occupancy costs as a percentage of revenues at the Bistro decreased primarily due to a cumulative adjustment for capital lease assets, which is immaterial to all prior years, partially offset by higher property tax expense.

Pei Wei:  Occupancy costs as a percentage of revenues at Pei Wei decreased primarily due to increased sales leverage achieved on those occupancy costs that are fixed in nature, slightly offset by higher property tax expense.

General and Administrative

Consolidated general and administrative expenses, which include costs associated with Bistro, Pei Wei and Shared Services and Other, increased primarily due to an increase in compensation and benefits related to the addition of corporate management personnel as well as costs associated with the development of our new Taneko concept and increased administrative expenses associated with supporting our expanding operations, partially offset by a reduction of incentive accruals and a decrease in legal fees associated with the settlement of California litigation, which was recorded during the first quarter of 2004. Additionally, beginning in fiscal 2005, the Company began classifying certain general and administrative expenses, which benefit both the Bistro and Pei Wei, within Shared Services and Other. This change in classification resulted in a significant decrease in the Bistro’s general and administrative expenses during fiscal 2005 compared to fiscal 2004.

Depreciation and Amortization

Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to a full year’s depreciation and amortization on restaurants opened in fiscal 2004, additional depreciation and amortization on restaurants that opened during fiscal 2005 and, to a lesser extent, an increase in amortization of intangible assets. Additionally, the increase was due to a cumulative adjustment for capital lease assets, which is immaterial to all prior years. These items were partially offset by a reduction related to the transfer of Bistro assets to Shared Services and Other and a reduction related to the impact of 52 weeks of expense in fiscal 2005 compared to 53 weeks of expense in fiscal 2004.

Pei Wei:  Depreciation and amortization increased primarily due to a full year’s depreciation and amortization on restaurants opened in fiscal 2004 and additional depreciation and amortization on restaurants that opened during fiscal 2005. These items were partially offset by a reduction related to the transfer of Pei Wei assets to Shared Services and Other as well as a reduction related to the impact of 52 weeks of expense in fiscal 2005 compared to 53 weeks of expense in fiscal 2004.

Preopening Expense

Each segment contributed as follows:

Bistro:  Preopening expenses increased primarily due to the differences in timing of restaurant openings during fiscal 2005 compared to fiscal 2004.

Pei Wei:  Preopening expenses increased primarily due to opening 24 Pei Weis in 2005 compared to 20 Pei Weis in 2004, as well as higher than average preopening costs for our 2005 openings due to landlord delays and development in new markets compared to 2004 openings.

Partner Investment Expense

Prior to the date of modification of our operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests recognized over a five year period and (ii) the excess, if any, of the purchase price at the time we repurchase a partner’s interest over the imputed fair value of that interest. As of the date of modification, we expensed all unearned compensation, which totaled $12.5 million. Consequently, consolidated partner investment expense for fiscal 2005 decreased $12.9 million to $4.8 million compared to $17.7 million for fiscal 2004. Each segment contributed as follows:

Bistro:  Partner investment expense decreased primarily due to the recognition of $10.9 million investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, an expense reduction during 2005 relating to the decrease in fair value of partner’s interest at inception compared to fair value at the buyout date and the impact of offering a lower percentage interest to our partners for each 2005 opening versus 2004 openings.

Pei Wei:  Partner investment expense at Pei Wei decreased primarily due to the recognition of $1.6 million of investment expense relating to the remaining unamortized portion of the unearned compensation recognized as of the date of modification of our operating agreements, which occurred during the first quarter of 2004, offset by increased openings during 2005.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net increased primarily due to increased earnings on invested cash reserves in fiscal 2005 as compared to fiscal 2004.

Minority Interest

Each segment contributed as follows:

Bistro:  Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2005 as well as lower operating results in fiscal 2005.

Pei Wei:  Minority interest as a percentage of revenues at Pei Wei decreased slightly during fiscal 2005 compared to fiscal 2004.

Provision for Income Taxes

Our effective tax rate was 31.0% for fiscal 2005 and 29.0% for fiscal 2004. In accordance with Accounting Principles Board No. 28, Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, such as the $12.5 million charge during the first quarter of 2004 relating to the modification of our partnership agreements and the $750,000 charge relating to a legal settlement, the income tax effect for such charges is computed separately and not included in the estimated annual effective tax rate. The income tax rates for fiscal 2005 and 2004 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended December 31, 2006, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2006				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$228,613	$225,981	$231,024	$251,988	$194,214	$198,056	$203,049	$213,834
Costs and expenses:
Cost of sales	27.7%	27.1%	27.2%	27.3%	27.8%	27.5%	27.6%	28.1%
Labor	33.7	33.4	33.0	32.4	32.7	32.7	33.4	32.8
Operating	15.2	16.0	15.7	15.5	14.5	14.9	15.5	15.4
Occupancy	5.5	5.6	5.8	5.5	5.3	5.4	5.5	4.9
General and administrative	5.8	6.2	6.3	5.9	5.4	5.3	4.8	4.8
Depreciation and amortization	4.5	4.7	5.0	4.9	4.2	4.3	4.6	5.2
Preopening expense	0.7	1.2	1.6	1.8	0.7	1.3	1.3	1.3
Partner investment expense	0.1	0.4	0.6	0.7	0.1	0.8	0.7	0.7

Total costs and expenses	93.3	94.7	95.4	94.0	90.8	92.2	93.4	93.2

Income from operations	6.7	5.3	4.6	6.0	9.2	7.8	6.6	6.8
Interest and other income, net	0.2	0.3	0.1	(0.0)	0.2	0.2	0.3	0.2
Minority interest	(0.9)	(0.9)	(0.8)	(0.8)	(1.2)	(1.1)	(1.0)	(0.8)

Income before provision for income taxes	6.1	4.7	3.9	5.1	8.3	6.9	5.9	6.1
Provision for income taxes	(1.8)	(1.1)	(1.0)	(1.7)	(2.7)	(2.2)	(1.7)	(1.8)

Net income	4.3%	3.6%	2.9%	3.5%	5.6%	4.7%	4.2%	4.3%

Certain percentage amounts may not sum to total due to rounding.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility from time to time. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. In fiscal 2006, our need for capital resources was also driven by the repurchase of our common stock and Pei Wei minority interests.

The following table presents a summary of our cash flows for fiscal years 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Net cash provided by operating activities	$123,404	$108,517	$109,505
Net cash used in investing activities	(75,065)	(140,683)	(84,741)
Net cash used in financing activities	(48,698)	(2,295)	(3,833)

Net increase (decrease) in cash and cash equivalents	$(359)	$(34,461)	$20,931

Operating Activities

We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $123.4 million, $108.5 million and $109.5 million for fiscal years 2006, 2005 and 2004, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest, share-based compensation (in fiscal 2006 only) and partnership-related non-cash expenses.

Investing Activities

We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities in fiscal years 2006, 2005 and 2004 was $75.1 million, $140.7 million and $84.7 million, respectively. Investment activities primarily related to capital expenditures of $114.3 million, $93.8 million and $84.1 million in fiscal years 2006, 2005 and 2004, respectively, as well as net sales (purchases) of short-term investments of $42.4 million and ($37.4 million) in 2006 and 2005, respectively, purchases of minority interests of $2.1 million, $6.1 million and $0.6 million in 2006, 2005 and 2004, respectively, and capitalized interest of $1.0 million and $3.4 million in 2006 and 2005, respectively.

During fiscal 2004, capital expenditures included the $9.2 million purchase of land and a building in Scottsdale, Arizona. The building is currently being utilized as our corporate office. During fiscal 2005, capital expenditures included $5.2 million in additional costs to build out this office space.

We intend to open 19 new Bistro restaurants and 37 new Pei Wei restaurants in fiscal year 2007. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $365,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $50,000. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 and we expect to spend $130,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $27,000. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total capital expenditures for fiscal 2007 to approximate $120.0 million to $125.0 million.

Financing Activities

Financing activities for fiscal year 2006 included $46.4 million in treasury stock purchases, $7.3 million related to the purchase of Pei Wei minority interests, $5.1 million in debt repayments and $2.0 million related to the tax benefit from disqualifying stock option dispositions. Additionally, financing activities in fiscal years 2006, 2005 and 2004 consisted of distributions to minority partners, offset by proceeds from stock options exercised and employee stock purchases.

Future capital requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and any potential repurchases of our common stock. We believe that our cash flow from operations, together with our current cash reserves and available credit lines, will be sufficient to fund our projected capital requirements through 2007 and the foreseeable future. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We can not assure you that such capital will be available on favorable terms, if at all.

Credit Facility

On August 4, 2006, we entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require us to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. We were in compliance with these restrictions and conditions as of December 31, 2006. We had borrowings of $12.0 million outstanding under the credit facility as of December 31, 2006 and $9.7 million is committed for the issuance of a letter of credit which is required by insurance companies for our workers’ compensation and general liability insurance claims. Available borrowings under the line of credit are $28.3 million as of December 31, 2006.

Share Repurchase Program

In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. We have funded our share repurchases to date primarily with cash on hand, however, we have also negotiated a $50.0 million revolving credit facility referenced above to provide additional liquidity and offer flexibility in funding our share repurchases. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006. As of December 31, 2006, $3.6 million was still available under our current share repurchase authorization.

Partnership Activities

As of December 31, 2006, there were 223 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During 2006, we had the opportunity to purchase 45 partners’ interests which had reached the five-year threshold period during the year, as well as 33 additional partners’ interests which had either reached the end of their initial five-year term in prior years or which related to partners who left the Company prior to the initial five-year term. We purchased 43 of these partnerships in their entirety and one partial interest. These purchases totaled approximately $5.2 million. Of the total purchase price, approximately $3.3 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at December 31, 2006.

In 2007, we will have the opportunity to purchase 46 additional partnership interests which will achieve their five-year anniversary. If all of these interests are purchased, the total purchase price would approximate $5.5 million to $6.5 million based upon the estimated fair value of the respective interests at December 31, 2006. If we purchase all of these interests in 2007, the estimated liquidity impact would be a reduction of cash of approximately $1.8 million to $2.2 million during the year.

As of the date of this Form 10-K, we negotiated the early repurchase of an additional 58 partnership interests for $4.2 million. Of the total purchase price, we paid $1.9 million in cash, while the remaining balance will be recorded as debt on the consolidated balance sheet. The estimated impact of these transactions to the consolidated income statement will be the elimination of the related minority interest charge in our consolidated income statement and partner investment expense reductions, partially offset by increased labor expense, as the management team has chosen to participate in our new management incentive compensation programs, as well as the anticipated intangible amortization expense relating to the purchase, all net of related income taxes.

Minority Interest Purchase

On January 9, 2006, we purchased the 13 percent minority interest held by key employees in our Pei Wei Asian Diner subsidiary for a value of approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly-owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 shares of Pei Wei Asian Diner, Inc. common stock into options to purchase 306,782 shares of P.F. Chang’s common stock. There was no additional intrinsic value associated with the converted options to purchase P.F. Chang’s common stock for the key employees. The transaction did not involve any changes in management or key positions in Pei Wei.

Purchase Commitments

The following table shows our purchase commitments by category as of December 31, 2006 (in thousands):

	Payments Due by period
		Less			Greater
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$19,210	$5,487	$1,660	$12,006	$57
Operating Leases	336,100	17,913	74,804	74,409	168,974
Capital Leases	4,646	416	832	832	2,566
Purchase Obligations	111,480	86,181	25,299	—	—

Total	$471,436	$109,997	$102,595	$87,247	$171,597

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. Tenant improvement allowances contained within our operating leases are included in the preceding table in the year in which the location is expected to open. Additionally, purchase obligations have been included only to the extent that our failure to perform would result in formal recourse against us. Accordingly, certain procurement arrangements that require us to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.

New Accounting Standards

See Recent Accounting Pronouncement section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments and revolving credit facility. Our revolving credit facility allows for borrowings up to $50.0 million bearing interest at variables rates of LIBOR plus 0.50%. We held no short-term investments at December 31, 2006. We had borrowings of $12.0 million outstanding under our credit facility and promissory notes totaling $7.2 million at December 31, 2006. A hypothetical 100 basis point change in interest rates would have a $0.2 million pre-tax impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited the accompanying consolidated balance sheet of P.F. Chang’s China Bistro, Inc. and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments.

(signed) KPMG LLP

Phoenix, Arizona
February 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
P.F. Chang’s China Bistro, Inc.

We have audited the accompanying consolidated balance sheet of P.F. Chang’s China Bistro, Inc. as of January 1, 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the two years in the period ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.F. Chang’s China Bistro, Inc. at January 1, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 13, 2006

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2006	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$31,589	$31,948
Short-term investments	—	34,150
Restricted short-term investments	—	8,260
Inventories	4,232	3,461
Prepaids and other current assets	28,995	26,092

Total current assets	64,816	103,911
Property and equipment, net	421,770	345,864
Goodwill	6,819	6,819
Intangible assets, net	12,644	10,543
Other assets	7,996	7,722

Total assets	$514,045	$474,859

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,255	$13,850
Construction payable	9,075	6,463
Accrued expenses	55,848	40,864
Unearned revenue	18,226	15,281
Current portion of long-term debt, including $3,542,000 and $3,503,000 due to related parties at December 31, 2006 and January 1, 2006, respectively	5,487	5,110

Total current liabilities	103,891	81,568
Long-term debt, including $588,000 and $3,503,000 due to related parties at December 31, 2006 and January 1, 2006, respectively	13,723	5,360
Lease obligations	71,682	55,991
Other liabilities	1,909	8,197
Minority interests	33,315	29,845
Commitments and contingencies (Note 14)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,373,019 shares and 26,397,366 shares issued and outstanding at December 31, 2006 and January 1, 2006, respectively	27	26
Additional paid-in capital	174,101	165,355
Treasury stock, at cost, 1,397,261 shares and zero shares outstanding at December 31, 2006 and January 1, 2006, respectively	(46,373)	—
Retained earnings	161,770	128,517

Total common stockholders’ equity	289,525	293,898

Total liabilities and common stockholders’ equity	$514,045	$474,859

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share amounts)

Revenues	$937,606	$809,153	$706,941
Costs and expenses:
Cost of sales	256,582	224,634	200,736
Labor	310,113	266,243	231,930
Operating	146,409	122,247	99,231
Occupancy	52,457	42,793	37,693
General and administrative	56,911	41,117	36,369
Depreciation and amortization	44,863	36,950	29,155
Preopening expense	12,713	9,245	7,980
Partner investment expense	4,371	4,800	17,671

Total costs and expenses	884,419	748,029	660,765

Income from operations	53,187	61,124	46,176
Interest and other income, net	1,315	1,841	612

Income before minority interest and provision for income taxes	54,502	62,965	46,788
Minority interest	(8,116)	(8,227)	(10,078)

Income before provision for income taxes	46,386	54,738	36,710
Provision for income taxes	(13,133)	(16,942)	(10,656)

Net income	$33,253	$37,796	$26,054

Net income per share:
Basic	$1.28	$1.44	$1.01

Diluted	$1.24	$1.40	$0.98

Weighted average shares used in computation:
Basic	26,075	26,271	25,727

Diluted	26,737	27,000	26,575

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
	(In thousands)

Balances, December 28, 2003	25,518	$26	$139,639	$—	$64,667	$204,332
Issuance of common stock under stock option plans	510	—	5,911	—	—	5,911
Issuance of common stock under employee stock purchase plan	40	—	1,548	—	—	1,548
Issuance of common stock of Pei Wei subsidiary under stock option plan	—	—	76	—	—	76
Tax benefit from disqualifying stock option dispositions	—	—	7,036	—	—	7,036
Net income	—	—	—	—	26,054	26,054

Balances, January 2, 2005	26,068	26	154,210	—	90,721	244,957
Issuance of common stock under stock option plans	285	—	6,075	—	—	6,075
Issuance of common stock under employee stock purchase plan	44	—	1,891	—	—	1,891
Tax benefit from disqualifying stock option dispositions	—	—	3,179	—	—	3,179
Net income	—	—	—	—	37,796	37,796

Balances, January 1, 2006	26,397	26	165,355	—	128,517	293,898
Issuance of common stock under stock option plans	210	1	3,071	—	—	3,072
Issuance of common stock under employee stock purchase plan	67	—	2,142	—	—	2,142
Issuance of restricted shares under incentive plans, net of forfeitures	96	—	383	—	—	383
Purchase of treasury stock	(1,397)	—	—	(46,373)	—	(46,373)
Purchase of subsidiary stock	—	—	(7,345)	—	—	(7,345)
Equity-based compensation expense	—	—	8,558	—	—	8,558
Tax benefit from disqualifying stock option dispositions	—	—	1,937	—	—	1,937
Net income	—	—	—	—	33,253	33,253

Balances, December 31, 2006	25,373	$27	$174,101	$(46,373)	$161,770	$289,525

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Operating Activities:
Net income	$33,253	$37,796	$26,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,863	36,950	29,155
Equity-based compensation	8,941	—	—
Partner investment expense	4,371	4,800	17,195
Partner bonus expense, imputed	1,999	1,808	1,750
Deferred income taxes	(6,175)	1,817	(195)
Tax benefit from disqualifying stock option dispositions credited to equity	(1,937)	3,179	7,036
Minority interest	8,116	8,227	10,078
Other	294	—	—
Changes in operating assets and liabilities:
Inventories	(771)	(510)	(40)
Prepaids and other current assets	(2,257)	(6,186)	(3,561)
Other assets	(2,464)	(1,042)	(1,110)
Accounts payable	1,405	(163)	5,646
Accrued expenses	14,984	8,566	4,380
Lease obligation	15,837	10,453	10,509
Unearned revenue	2,945	2,822	2,608

Net cash provided by operating activities	123,404	108,517	109,505
Investing Activities:
Capital expenditures	(114,330)	(93,792)	(84,088)
Purchase of short-term investments	(12,660)	(48,180)	—
Capitalized interest	(1,003)	(3,396)	(58)
Purchase of minority interests	(2,142)	(6,085)	(595)
Sale of short-term investments	55,070	10,770	—

Net cash used in investing activities	(75,065)	(140,683)	(84,741)
Financing Activities:
Purchases of treasury stock	(46,373)	—	—
Borrowings on credit facility	12,000	—	—
Distributions to minority members and partners	(10,080)	(10,774)	(11,161)
Purchase of subsidiary common stock	(7,345)	—	—
Proceeds from stock options exercised and employee stock purchases	5,214	7,966	7,459
Repayments of long-term debt	(5,110)	(672)	(1,382)
Tax benefit from disqualifying stock option dispositions credited to equity	1,937	—	—
Proceeds from minority investors’ contributions	1,205	1,320	1,175
Payments of capital lease obligation	(146)	(135)	—
Proceeds from sale of subsidiary common stock	—	—	76

Net cash used in financing activities	(48,698)	(2,295)	(3,833)

Net increase (decrease) in cash and cash equivalents	(359)	(34,461)	20,931
Cash and cash equivalents at the beginning of the period	31,948	66,409	45,478

Cash and cash equivalents at the end of the period	$31,589	$31,948	$66,409

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$915	$429	$104
Cash paid for income taxes, net of refunds	$12,616	$15,116	$11,144
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$1,851	$3,756	$355
Change in construction payable	$2,612	$2,564	$(2,560)
Capital lease adjustment	$—	$1,737	$—

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company”) operates three restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro, Pei Wei Asian Diner and Taneko Japanese Tavern. The Company was formed in 1996 and became publicly traded in 1998.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December and included 52 weeks in 2006, 52 weeks in 2005 and 53 weeks in 2004.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents at December 31, 2006 consist primarily of money market funds.

Short-term and Restricted Short-term Investments

The Company’s investments are classified as available for sale, and have been recorded at fair value which approximates cost. The Company held no short-term investments or restricted short term investments as of December 31, 2006.

As of January 1, 2006, the Company held $34.2 million in short-term investments and $8.3 million in restricted short-term investments. The short-term investments held on January 1, 2006 consisted of Variable Rate Demand Notes (“VRDN’s”) and Auction Rate Preferred Stock (“ARP’s”) held by either Lehman Brothers or a subsidiary of Bank of America. As of January 1, 2006, the Company participated in periodic auctions that are generally held every 7-49 days depending on the investment type and that determines the yield /dividend rate. The Company has the opportunity to offer to sell its investment during such periodic auctions subject to availability of buying bidders. Guided by the Company’s investment policy, Lehman Brothers and a subsidiary of Bank of America maintain an investment portfolio with a minimum rating of at least a grade of AA by Standard and Poor’s or Aa by Moody’s. The Company’s restricted investment balance includes investments that are committed for the issuance of letters of

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit, which are required by the Company’s insurance providers for workers’ compensation and general liability claims.

Receivables

Receivables, which the Company classifies within Prepaid and Other Current Assets, consist primarily of amounts due from landlords or other parties for the reimbursement of leasehold improvements paid by the Company. Management believes these amounts to be collectible.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on the straight-line basis over the estimated useful service lives of the related assets, which approximate seven years. Buildings are depreciated on the straight-line basis over 30 years, and building improvements are depreciated on the straight-line basis over 20 years. Leasehold improvements and buildings under capital lease are amortized over the shorter of the useful life of the asset or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. China and smallwares are depreciated over two years up to 50 percent of their original cost and subsequent additions are recorded as operating expenses as they are purchased.

Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Depreciation and amortization expense associated with property and equipment, including property under capital leases, totaled $42.9 million, $36.3 million and $29.1 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company incurred gross interest expense of approximately $1.0 million, $3.4 million and $61,000, respectively. Approximately $1.0 million, $3.4 million and $58,000, respectively, of interest costs were capitalized during the years ended December 31, 2006, January 1, 2006 and January 2, 2005.

The Company reviews property and equipment (which includes leasehold improvements) for impairment when events or circumstances indicate these assets might be impaired, but at least annually. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant level for indicators of permanent impairment. As of December 31, 2006, no impairment on long-lived assets has been recognized. There can be no assurance that future impairment tests will not result in a charge to earnings.

Goodwill and Intangibles

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of December 31, 2006, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangibles

Intangible assets consist of the excess of the purchase price at the time the Company repurchases a partner’s minority interest over the imputed fair value of that interest at the time of the original investment. These assets are amortized over their useful lives, which is generally 15 years for Bistro restaurants and 5-10 years for Pei Wei restaurants.

The Company reviews intangible assets with finite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant, or partnership level, for indicators of impairment. As of December 31, 2006, management has determined that there was no impairment of intangible assets. There can be no assurance that future intangible assets impairment tests will not result in a charge to earnings.

Accrued Insurance

The Company is self-insured for certain exposures, principally medical and dental, general liability and workers’ compensation, for the first $100,000, $250,000 or $500,000 of individual claims, depending on the type of claim. The Company has paid amounts to its insurance carrier that approximate the cost of claims known to date and has provided additional accrued liabilities for its estimate of ultimate costs related to those claims. In developing these estimates, the Company and its insurance providers use historical experience factors to estimate the ultimate claim exposure. In validating self insurance reserves, the Company contracted with third-party actuaries who utilize estimates of expected losses, based on statistical analyses of historical industry data as well as the Company’s actual historical trends. It is reasonably possible that future adjustments to these estimates will be required. Based upon the information known at December 31, 2006, management believes it has provided adequate reserves for its self-insured exposure.

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

Prior to January 2, 2006, the Company capitalized rent expense from possession date through construction completion and reported the related asset in property and equipment. Capitalized rent was amortized through

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation and amortization expense over the estimated useful life of the related assets limited to the lease term. Straight-line rent recorded during the preopening period (construction completion through restaurant open date) was recorded as preopening expense. Beginning January 2, 2006, the Company expenses rent from possession date through restaurant open date as preopening expense, in accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Once a restaurant opens for business, the Company records the straight-line rent over the lease term plus contingent rent to the extent it exceeded minimum rent obligation per the lease agreement.

Other Liabilities

Other liabilities include the Company’s conditional asset retirement obligations (“ARO”) recognized under FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. The Company’s ARO liabilities are primarily associated with certain of the Company’s restaurant leases under which the landlord has the option to require, at a future date, the Company to remove its leasehold improvements at the end of the lease term and return the property to the landlord in its original condition. The Company estimates the fair value of these liabilities based on estimated store closing costs, accretes that current cost forward to the date of estimated ARO removal and discounts the future cost back as if it were performed at the inception of the lease. At the inception of such a lease, the Company records the ARO liability and also records a related capital asset in an amount equal to the estimated fair value of the liability. The ARO liability is accreted to its future value, with accretion expense recognized as interest and other income, net, and the capitalized asset is depreciated on a straight-line basis over the useful life of the asset, which is generally the life of the leasehold improvement. The estimate of the conditional asset retirement liability is based on a number of assumptions requiring management’s judgment, including store closing costs, inflation rates and discount rates. As a result, in future periods the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in estimated costs and other factors.

Other liabilities also include the Company’s net long-term deferred tax liabilities.

Unearned Revenue

The Company sells gift cards to customers in its restaurants and through its websites. Unearned revenue represents gift cards sold for which revenue recognition criteria, generally redemption, has not been met.

Revenue Recognition

Revenues from food, beverage and alcohol sales are recognized as products are sold.

The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Based on historical information, the likelihood of a gift card remaining unredeemed can be determined 24 months after gift card issuance. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote. Gift card breakage income is included within Revenues in the consolidated statements of income.

Advertising

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was approximately $3.5 million, $4.1 million and $3.7 million, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partner Bonus Expense, Imputed

Partner bonus expense, which is classified within Labor Expense on the consolidated statements of income, represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Given that employees who choose to invest as partners are not eligible to participate in the restaurant-level bonus program, a portion of their partnership earnings that would otherwise be presented as minority interest expense is deemed to be a bonus expense for financial reporting purposes. The amounts imputed are based on the existing bonus programs used by the Company for non-investing employees based on individual restaurant level-operating results. Partner bonus expense, imputed for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $2.0 million, $1.8 million and $1.8 million, respectively.

Preopening Expense

Preopening expense, consisting primarily of manager salaries and relocation expense, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded for the period between date of possession and the restaurant opening date for the Company’s leased restaurant locations. In accordance with FASB Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, as of January 2, 2006, the Company ceased capitalization of rent during the construction period which resulted in the recognition of $1.8 million in additional preopening rent expense during fiscal 2006. Prior to January 2, 2006, only straight-line rent for the period between construction completion and restaurant opening date was included in preopening expense. Rent for the period between date of possession and construction completion was capitalized as property and equipment.

Partner Investment Expense

Partner investment expense generally represents the difference between the imputed fair value of partners’ ownership interests and the partners’ cash capital contribution for these interests. Prior to the date of modification of certain operating agreements which occurred on March 28, 2004, partner investment expense consisted of two components: (i) unearned compensation calculated as the difference between the imputed fair value of partners’ ownership interests at the time the partners invest in their restaurants and the partners’ cash contributions for those ownership interests, recognized over a five year period and (ii) the excess, if any, of the purchase price at the time the Company repurchased a partner’s interest over the imputed fair value of that interest.

Partner investment expense for the years ended December 31, 2006 and January 1, 2006 was $4.4 million and $4.8 million, respectively. Partner investment expense for the year ended January 2, 2005 was $17.7 million, which included $12.5 million in unearned compensation expense related to the modification of partner interests during the first quarter of 2004 along with $5.2 million in unearned compensation expense related to stores opened subsequent to the modification.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Minority interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also grants restricted stock with a fair value determined based on the Company’s closing stock price on the date of grant. The Company previously accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods.

On January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation:

	Year Ended	Year Ended
	January 1,	January 2,
	2006	2005
	(In thousands, except per share amounts)

Net income, as reported	$37,796	$26,054
Deduct: Fair value based compensation expense, net of related tax effects	(6,160)	(5,074)

Pro forma net income	$31,636	$20,980

Net income per share:
Basic, as reported	$1.44	$1.01

Basic, pro forma	$1.20	$0.82

Diluted, as reported	$1.40	$0.98

Diluted, pro forma	$1.17	$0.79

Weighted average shares used in computation:
Basic	26,271	25,727

Diluted	27,000	26,575

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Weighted average risk-free interest rate	4.9%	4.1%	3.6%
Expected life of options (years)	5.6	5.0	5.0
Expected stock volatility	35.0%	38.9%	43.7%
Expected dividend yield	0.0%	0.0%	0.0%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of pro-forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 9 for further discussion of the Company’s stock-based employee compensation.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Net Income per Share

Net income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and potentially dilutive securities, which includes options outstanding under the Company’s stock option plans. For the years ended December 31, 2006, January 1, 2006 and January 2, 2005, 1.6 million, 0.3 million and 0.1 million, respectively, of the Company’s shares were excluded from the calculation due to anti-dilutive effects.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income	$33,253	$37,796	$26,054

Denominator:
Basic: Weighted-average shares outstanding during the year	26,075	26,271	25,727
Add: Dilutive effect of employee and director stock options	662	729	848

Diluted	26,737	27,000	26,575

Net income per share:
Basic	$1.28	$1.44	$1.01

Diluted	$1.24	$1.40	$0.98

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and collateral as of the balance sheet date and approximates the carrying value of such debt.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily with its landlords for the reimbursement of tenant improvements.

Reclassifications

Certain amounts shown in the prior periods’ consolidated financial statements have been reclassified to conform to the current year consolidated financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosure.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Receivables	$14,457	$7,246
Current portion of deferred tax asset	8,868	10,135
Prepaid rent	3,623	2,948
Other	2,047	5,763

Total prepaids and other current assets	$28,995	$26,092

Receivables as of December 31, 2006 and January 1, 2006 included additional amounts due from landlords or other parties for reimbursement of leasehold improvements paid by the Company as a result of new restaurant openings during fiscal 2006 and fiscal 2005, respectively.

3.	Property and Equipment

Property and equipment consists of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Land	$3,681	$3,681
Building and improvements	15,237	15,188
Leasehold improvements	413,529	330,500
Furniture, fixtures and equipment	116,867	94,607
China and smallwares	11,326	9,157

	560,640	453,133
Less: accumulated depreciation and amortization	(159,288)	(119,979)

	401,352	333,154
Add: Construction in progress	20,418	12,710

Property and equipment, net	$421,770	$345,864

4.	Intangible Assets

Intangible assets consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Intangible assets, gross	$14,343	$11,267
Accumulated amortization	(1,699)	(724)

Intangible assets, net	$12,644	$10,543

Amortization expense related to intangible assets for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was approximately $1.0 million, $0.7 million and $40,000, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate annual amortization expense for intangible assets at December 31, 2006, is summarized as follows (in thousands):

2007	$1,105
2008	1,105
2009	1,105
2010	1,105
2011	1,105
Thereafter	7,119

Total	$12,644

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Accrued payroll	$18,099	$12,354
Sales and use tax payable	6,531	5,405
Property tax payable	3,159	2,301
Accrued insurance	13,701	11,708
Accrued rent	3,708	3,427
Other accrued expenses	10,650	5,669

Total accrued expenses	$55,848	$40,864

6.	Credit Facility

On August 4, 2006, the Company entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require the Company to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. The Company was in compliance with these restrictions and conditions as of December 31, 2006. The Company had borrowings of $12.0 million outstanding under the credit facility as of December 31, 2006 and $9.7 million committed for the issuance of a letter of credit which is required by insurance companies for the Company’s workers’ compensation and general liability insurance claims. Available borrowings under the line of credit were $28.3 million as of December 31, 2006.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Credit line borrowings	$12,000	$—
$4.1 million in unsecured promissory notes, payable to related parties from the sale of minority partner interests, with a rate of 50 - 225 basis points over LIBOR (5.31% at December 31, 2006), maturing January 2007 through December 2008	4,130	7,006
$3.0 million in unsecured promissory notes, payable to non-related parties from the sale of minority partner interests, with a rate of 50 - 225 basis points over LIBOR (5.31% at December 31, 2006), maturing January 2007 through August 2009	3,010	3,392
Other	70	72

Total debt	19,210	10,470
Less: current portion	5,487	5,110

Total long-term debt	$13,723	$5,360

Related party debt relates to the purchase of minority investors in operating partnerships of the Company who remain associated with the Company.

The aggregate annual payments of long-term debt outstanding at December 31, 2006, are summarized as follows (in thousands):

2007	$5,487
2008	1,586
2009	74
2010	3
2011	12,003
Thereafter	57

Total	$19,210

Note:  Aggregate amount due in 2011 includes credit line borrowings totaling $12.0 million as of December 31, 2006.

8.	Leases

The Company leases certain buildings and land, which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense. Capital lease assets consist of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Capital lease assets, gross	$4,494	$4,494
Accumulated amortization	(1,810)	(1,589)

Capital lease assets, net	$2,684	$2,905

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related capital lease obligation is included in lease and other long-term obligations and consists of the following:

	December 31,	January 1,
	2006	2006
	(In thousands)

Building	$2,643	$2,789
Land	1,050	1,050

Capital lease obligations	$3,693	$3,839

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2007 and 2025. We anticipate that we will exercise our lease renewal option for the restaurant lease that is scheduled to expire in 2007. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

Rent expense included in the accompanying consolidated statements of income for operating leases is summarized as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Minimum rentals	$25,680	$20,819	$19,227
Contingent rentals	8,886	8,193	7,723

Total rent expense	$34,566	$29,012	$26,950

At December 31, 2006, the Company had entered into lease agreements for restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. The following table does not include obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Tenant improvement allowances contained within operating leases are included in the following table in the year in which the location is expected to open. Tenant improvement allowances are $18.7 million and $1.4 million in 2007 and 2008, respectively.

Future minimum lease payments under capital and operating leases (including restaurants to be opened after December 31, 2006) are as follows:

	Capital	Operating
	Leases	Leases	Total
	(In thousands)

2007	$416	$17,913	$18,329
2008	416	37,079	37,495
2009	416	37,725	38,141
2010	416	37,480	37,896
2011	416	36,929	37,345
Thereafter	2,566	168,974	171,540

Total minimum lease payments	4,646	$336,100	$340,746

Less: Amount representing interest	2,117

Present value of minimum lease payments	$2,529

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate six percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the above-disclosed amounts.

9.	Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 31, 2006 and January 1, 2006.

Stock Option Plans

1996 and 1997 Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 31, 2006 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of December 31, 2006.

1998 Plan

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 114,000 were available to be granted as of December 31, 2006. The option price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years.

1999 Plan

During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 23,000 were available to be granted as of December 31, 2006. The option price per share may not be less than 100 percent of the fair market value of a share of

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years.

2006 Plan

In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 1,264,000 were available to be granted as of December 31, 2006. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. All options granted under the 2006 Plan expire within 10 years of their date of grant.

Option valuation

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term, 3) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (4) the weighted average risk-free rate of return. The following table presents information regarding options granted and exercised (in thousands except weighted average fair value):

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Weighted average fair value of stock options granted	$13.77	$22.54	$19.59
Intrinsic value of stock options exercised	$6,322	$10,216	$18,827
Tax deductions for non-qualified stock option exercises	$1,937	$3,179	$7,036

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option activity

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)
		(Per share)	(In years)	(In thousands)

Outstanding at December 28, 2003	2,428,194	$22.46
Granted	602,200	45.33
Exercised	(509,833)	11.59
Forfeited (canceled)	(49,331)	36.52

Outstanding at January 2, 2005	2,471,230	$29.92
Granted	876,550	55.66
Exercised	(285,269)	21.30
Forfeited (canceled)	(94,394)	46.06

Outstanding at January 1, 2006	2,968,117	$37.84
Granted	509,010	33.11
Converted Pei Wei options	306,782	5.06
Exercised	(211,318)	14.54
Forfeited (canceled)	(238,811)	46.70

Outstanding at December 31, 2006	3,333,780	$35.01	6.6	$11,224

Options exercisable at December 31, 2006	1,986,370	$29.90	5.4	$16,835

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the quarter less the exercise price of each option multiplied by the number of in-the-money stock options.

Information regarding options outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.20 - $10.00	366,752	3.5 years	$4.85	329,483	$4.54
$10.01 - $15.00	253,153	3.3 years	13.19	243,771	13.13
$15.01 - $20.00	311,748	4.3 years	18.69	311,748	18.69
$20.01 - $25.00	6,085	5.0 years	24.39	5,875	24.39
$25.01 - $30.00	16,367	5.7 years	29.14	9,793	29.08
$30.01 - $35.00	684,761	7.8 years	30.70	256,889	31.58
$35.01 - $40.00	91,449	6.6 years	38.51	74,929	38.92
$40.01 - $45.00	466,635	7.9 years	43.75	189,917	43.83
$45.01 - $50.00	344,879	6.9 years	46.55	197,337	46.36
$50.01 - $59.11	791,951	8.2 years	55.74	366,628	54.41

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock

During the year ended December 31, 2006, the Company issued restricted stock as permitted under the 2006 Plan. Restricted stock issued is charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The fair value of restricted stock is determined based on the Company’s closing stock price on the date of grant. Restricted stock vests and becomes unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period.

Information regarding activity for restricted stock outstanding under the 2006 Plan is as follows:

	Restricted Share Awards
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
		(Per share)

Restricted share awards outstanding at January 1, 2006	—	$—
Granted	102,700	30.43
Vested	—	—
Forfeited (canceled)	(6,300)	30.05

Restricted share awards outstanding at December 31, 2006	96,400	$30.46

All restricted share awards were issued to non-executives and no outstanding awards were vested as of December 31, 2006.

Share-based compensation

As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At December 31, 2006, non-vested share-based compensation, net of estimated forfeitures, totaled $21.1 million for stock options and $2.3 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.9 years for stock options and 2.6 years for restricted stock.

Reported share-based compensation was classified as follows:

Year Ended
December 31,
2006
(In thousands)

Labor	$956
General and administrative	7,985

Total share-based compensation	8,941
Less: tax benefit	(2,562)

Total share-based compensation, net of tax	$6,379

Share-based compensation also includes expense related to the Company’s Employee Stock Purchase Plan as described in further detail below.

2001 Pei Wei Plan and minority interest purchase

During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (“2001 Pei Wei Plan”), which provided for discretionary grants of incentive stock options and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. On January 9, 2006, the Company purchased the 13 percent minority interest held by key employees in its Pei Wei Asian Diner subsidiary for a value of approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly-owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 shares of Pei Wei Asian Diner, Inc. common stock into options to purchase 306,782 shares of the Company’s common stock. There was no additional intrinsic value associated with the converted options to purchase the Company’s common stock for the key employees which are being accounted for under SFAS 123R. The transaction did not involve any changes in management or key positions in Pei Wei.

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

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period. In accordance with the adoption of SFAS 123R on January 2, 2006, the Company began recognizing share-based compensation expense for its Purchase Plan, which totaled $0.5 million during fiscal 2006.

Share Repurchase Program

In July 2006, the Company’s Board of Directors authorized a program over the next year to repurchase up to $50.0 million of outstanding shares of common stock from time to time in the open market or in private, at prevailing market prices. The Company plans to fund share repurchases primarily with cash on hand, however, as discussed in Note 6, a $50.0 million revolving credit facility has also been negotiated to provide additional liquidity and offer flexibility in funding share repurchases. The Company repurchased 1.4 million shares of its common stock for $46.4 million during fiscal 2006. As of December 31, 2006, $3.6 million was still available under the current share repurchase authorization.

10.	Benefit Plan

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan also permits the Company to make discretionary matching contributions. During the years

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company did not make any contributions to the Plan.

11.	Employment Agreements

In August 2002, the Company executed employment agreements with its Chief Executive Officer and also its President; and the President of Pei Wei Asian Diner, Inc., its then majority owned subsidiary. These agreements were amended in June 2005. In June 2005, the Company executed an employment agreement with its Chief Administrative Officer. In May 2006, the Company executed an employment agreement with its Chief Financial Officer. The term for these agreements and amended agreements is three years and the agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination.

The agreements with the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and the President of the Company provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN 44 to APB 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of December 31, 2006, approximately 1.3 million shares were affected by these agreements of which approximately 0.5 million shares were unvested.

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

12.	Partnership Structure

The Company utilizes a partnership philosophy to facilitate the development, leadership and operation of its restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from partners in exchange for an ownership stake in the profits and losses of the Company’s restaurants. Each partner is required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees. At the end of a specific term (generally five years), the Company has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the average cash flows of the subject restaurant’s or region’s financial results. The Company has the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years.

Effective January 2007 for new store openings, the Bistro will employ a different structure to achieve the same goal. At the restaurant level, the Bistro’s Operating and Culinary Partners (“partners” in the philosophical not legal sense) will share in the profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the new plan will receive amounts classified as compensation rather than a share of partnership earnings. Accordingly, compensation expense for the Bistro’s Operating and Culinary Partners will be reflected in the consolidated income statement as Labor Expense. Additionally, a similar structure exists for the Bistro’s Market Partners and Regional Vice Presidents, with related compensation reflected as General and Administrative Expense in the consolidated income statement. Partner investment expense will no longer be recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings during 2007.

The following is a summary of partnership activity during fiscal 2006 and 2005:

	December 31,	January 1,
	2006	2006
	(In thousands)

Total number of partners	223	207
Partnership interests purchased during the year	44	19
Purchase price of partnership interests purchased:
Cash	$3,342	$6,085
Debt	1,875	10,087

Total	$5,217	$16,172

In 2007, the Company will have the opportunity to purchase 46 additional partnership interests which will achieve their five-year anniversary. If all of these interests are purchased, the total purchase price would approximate $5.5 million to $6.5 million based upon the estimated fair value of the respective interests at December 31, 2006.

As of the date of this Form 10-K, the Company negotiated the early repurchase of an additional 58 partnership interests for $4.2 million. Of the total purchase price, the Company paid $1.9 million in cash, while the remaining balance will be recorded as debt on the consolidated balance sheet.

13.	Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005
	(In thousands)

Federal:
Current	$15,628	$12,230	$8,539
Deferred	(5,228)	1,538	(165)

Total Federal	$10,400	$13,768	$8,374

State:
Current	$3,680	$2,895	$2,312
Deferred	(947)	279	(30)

Total State	$2,733	$3,174	$2,282

Total income tax expense	$13,133	$16,942	$10,656

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	3.8%	3.8%	4.0%
Equity based compensation expense	0.5%	0.0%	0.0%
FICA tip credit	(10.2)%	(7.7)%	(10.0)%
Other, net	(0.8)%	(0.1)%	0.0%

Total effective rate	28.3%	31.0%	29.0%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,	January 1,
	2006	2006
	(In thousands)

Deferred tax assets:
Preopening expenses	$1,842	$1,302
FICA tip and AMT credit carryforward	3,398	6,199
Buyout intangible	4,980	5,228
Unearned compensation	5,193	3,962
Insurance	5,249	3,730
Equity based compensation expense	3,102	—
Other	1,024	262
Straight line rent	814	329

Total deferred tax assets	$25,602	$21,012

Deferred tax liabilities:
Depreciation on property and equipment	$20,851	$19,943
Goodwill amortization	(3,362)	(869)

Total deferred tax liabilities	$17,489	$19,074

Net deferred tax assets	$8,113	$1,938

The FICA tip credit carryforward begins to expire in 2025. For the year ended December 31, 2006 the tip credits were assessed as probable of utilization prior to their expiration.

At December 31, 2006, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, the Company recorded a $1.9 million, $3.2 million and $7.0 million, respectively, increase to equity with a corresponding reduction to income tax liability. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for tax contingencies was $2.1 million and $2.4 million, respectively, at December 31, 2006 and January 1, 2006. This balance is the Company’s best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits and the expiration of the statute of limitations, partially offset by additions due to changes in tax laws and current year requirements for asserted and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

14.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to certain commodities contracts and construction for restaurants planned to open in the near future. At December 31, 2006, such purchase obligations approximated $86.2 million and were due within the following 12-month period.

Litigation and other

The Company is engaged in various legal actions, which arise in the ordinary course of its business. The Company is also currently under examination by various taxing authorities for calendar years 2003 through 2005. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

15.	Segment Reporting

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. During fiscal 2006, the Company opened Taneko Japanese Tavern, a new full service restaurant located in Scottsdale, Arizona, which is reported within Shared Services and Other. Additionally, beginning in fiscal 2005, the Company began classifying certain general and administrative expenses, which benefit both the Bistro and Pei Wei, within Shared Services and Other. There were no material amounts of revenues or transfers among reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about reportable segments:

		Shared Services
	Total	and Other(1)	Bistro	Pei Wei
	(In thousands)

Fiscal Year 2006
Revenues	$937,606	$742	$756,634	$180,230
Income (loss) before provision for income taxes	46,386	(27,200)	73,141	445
Capital expenditures	114,330	3,848	76,853	33,629
Depreciation and amortization	44,863	1,207	34,451	9,205
Total assets	514,045	29,755	395,263	89,027
Goodwill	6,819	—	6,566	253
Fiscal Year 2005
Revenues	$809,153	$—	$675,204	$133,949
Income (loss) before provision for income taxes	54,738	(18,003)	70,080	2,661
Capital expenditures	93,792	5,897	65,251	22,644
Depreciation and amortization	36,950	880	30,093	5,977
Total assets	474,859	18,384	393,913	62,562
Goodwill	6,819	—	6,566	253
Fiscal Year 2004
Revenues	$706,941		$611,468	$95,473
Income (loss) before provision for income taxes	36,710		37,194	(484)
Capital expenditures	84,088		67,475	16,613
Depreciation and amortization	29,155		24,778	4,377

(1)	The Company did not segregate “Shared Services and Other” during fiscal year 2004. Prior to 2005, similar expenses were generally presented within Bistro.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2006 and 2005 (in thousands, except per share data). In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Fiscal 2006				Fiscal 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$228,613	$225,981	$231,024	$251,988	$194,214	$198,056	$203,049	$213,834
Income before provision for income taxes	13,871	10,572	9,000	12,943	16,039	13,706	11,886	13,107
Net income	9,813	8,089	6,586	8,765	10,826	9,252	8,439	9,279
Basic net income per share	0.37	0.30	0.25	0.35	0.41	0.35	0.32	0.35
Diluted net income per share	0.36	0.30	0.25	0.34	0.40	0.34	0.31	0.34
Basic weighted average shares outstanding	26,485	26,546	26,000	25,269	26,117	26,221	26,359	26,385
Diluted weighted average shares outstanding	27,239	27,258	26,558	25,893	26,893	26,977	27,073	27,058

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 16, 2006, Ernst & Young LLP (“E&Y”) was dismissed as the independent public accounting firm for the Company and KPMG LLP (“KPMG”) was engaged as the new independent public accounting firm for the Company to replace E&Y for the fiscal year ending December 31, 2006. The decision to dismiss E&Y and to engage KPMG was approved by the Audit Committee of the Company’s Board of Directors.

The reports of E&Y on the Company’s financial statements, management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting for the fiscal year ended January 1, 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of E&Y on the Company’s financial statements for the fiscal year ended January 2, 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. The report of E&Y on internal control over financial reporting as of January 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness related to the Company’s lease accounting.

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 1, 2006 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Change in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that P.F. Chang’s China Bistro, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year then ended, and our report dated February 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Phoenix, Arizona
February 13, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on April 27, 2007 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.  Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at December 31, 2006 was as follows:

			Number of Shares
			Remaining
	Number of Shares	Weighted	Available for
	to Be Issued	Average Exercise	Future Issuance
	Upon Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans(1)

Equity compensation plans approved by shareholders(a)	3,041,693	$35.57	1,816,244	(c)
Equity compensation plans not approved by shareholders(b)	292,087	$29.23	22,849

Total	3,333,780		1,839,093

(a)	Consists of five P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, Second Amended and Restated 1998 Stock Option Plan, 1998 Employee Stock Purchase Plan and 2006 Equity Incentive Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan (the “1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things; determine the vesting schedule for each option granted. All options expire within 10 years. See “Notes to Consolidated Financial Statements, Note 9 — Stock Option Plans.”

(c)	Includes 437,557 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

Information about employee and executive stock option grants at December 31, 2006 was as follows:

	2006	2005	2004

Net grants during the period as a % of outstanding shares	1.1%	3.0%	2.1%
Grants to named executive officers* as a % of total options granted	68.1%	23.8%	23.2%
Grants to named executive officers* as a % of outstanding shares	1.4%	0.8%	0.5%
Cumulative options held by named executive officers* as a % of total options outstanding	40.3%	37.8%	37.9%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement. Named executive officers include our Chief Executive Officer (CEO), our Chief Financial Officer and each of the three other most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2006 and one additional individual for whom disclosure would have been provided but for the fact that she was not serving as an executive officer at the end of fiscal 2006. Fiscal 2005 includes our CEO and each of the four other most highly compensated executive officers and one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2005. Fiscal 2004 includes our CEO and each of the four other most highly compensated executive officers.

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

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets at December 31, 2006 and January 1, 2006;

Consolidated Statements of Income for the Years Ended December 31, 2006, January 1, 2006 and January 2, 2005;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 31, 2006, January 1, 2006 and January 2, 2005;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, January 1, 2006 and January 2, 2005;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.
†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.24(9)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.
†10	.25(9)	2006 Equity Incentive Plan.
†10	.26(9)	Amended and Restated 1998 Stock Option Plan.
16(10)		Letter regarding change in certifying accountant.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated December 4, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2007.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard L. Federico and Mark D. Mumford, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2007

By:	/s/ MARK D. MUMFORD Mark D. Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2007

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 14, 2007

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President, Chief Administrative Officer and Director	February 14, 2007

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 14, 2007

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 14, 2007

By:	M. Ann Rhoades	Director	February 14, 2007

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 14, 2007

EXHIBIT INDEX

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.
†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.24(9)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.
†10	.25(9)	2006 Equity Incentive Plan.
†10	.26(9)	Amended and Restated 1998 Stock Option Plan.
16(10)		Letter regarding change in certifying accountant.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K dated December 4, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 16, 2006.