Form 10-Q
period 2007-04-01
P F CHANGS CHINA BISTRO INC
filed 2007-04-25
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-25123
P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 7676 East Pinnacle Peak Road Scottsdale, Arizona (Address of principal executive offices)	86-0815086 (I.R.S. Employer Identification No.) 85255 (Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 1, 2007, there were 25,787,169 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,981	$31,589
Inventories	4,179	4,232
Prepaids and other current assets	24,206	28,995

Total current assets	49,366	64,816
Property and equipment, net	438,176	421,770
Deferred income tax assets	2,169	—
Goodwill	6,819	6,819
Intangible assets, net	17,189	12,644
Other assets	8,112	7,996

Total assets	$521,831	$514,045

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,758	$15,255
Construction payable	8,570	9,075
Accrued expenses	55,367	55,848
Unearned revenue	13,897	18,226
Current portion of long-term debt, including $3,478,000 and $3,542,000 due to related parties at April 1, 2007 and December 31, 2006, respectively	4,975	5,487

Total current liabilities	94,567	103,891
Long-term debt, including $2,849,000 and $588,000 due to related parties at April 1, 2007 and December 31, 2006 respectively	15,599	13,723
Lease obligation	73,236	71,682
Other Liabilities	1,269	1,909
Minority interests	25,082	33,315
Commitments and contingencies	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,787,169 shares and 25,373,019 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	27	27
Additional paid-in capital	186,189	174,101
Treasury stock, at cost, 1,397,261 shares outstanding at April 1, 2007 and December 31, 2006, respectively	(46,373)	(46,373)
Retained earnings	172,235	161,770

Total common stockholders’ equity	312,078	289,525

Total liabilities and common stockholders’ equity	$521,831	$514,045

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands, except per share amounts)
Revenues	$264,406	$228,613
Costs and expenses:
Cost of sales	72,915	63,440
Labor	89,234	76,937
Operating	41,194	34,841
Occupancy	14,908	12,493
General and administrative	16,722	13,252
Depreciation and amortization	12,679	10,355
Preopening expense	2,540	1,694
Partner investment expense	(1,401)	200

Total costs and expenses	248,791	213,212

Income from operations	15,615	15,401
Interest and other income, net	343	492

Income before minority interest and provision for income taxes	15,958	15,893
Minority interest	(1,647)	(2,022)

Income before provision for income taxes	14,311	13,871
Provision for income taxes	(3,846)	(4,058)

Net income	$10,465	$9,813

Net income per share:
Basic	$0.41	$0.37

Diluted	$0.40	$0.36

Weighted average shares used in computation:
Basic	25,488	26,485

Diluted	26,046	27,239

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$10,465	$9,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,679	10,355
Equity based compensation	2,317	2,190
Partner investment expense	(1,401)	133
Partner bonus expense, imputed	374	477
Deferred income taxes	(3,554)	(1,320)
Tax benefit from disqualifying stock option dispositions credited to equity	(3,979)	(1,190)
Minority interest	1,647	2,022
Other	12	—
Changes in operating assets and liabilities:
Inventories	53	(48)
Prepaids and other current assets	9,397	4,950
Other assets	(283)	13
Accounts payable	(3,497)	(3,419)
Accrued expenses	(481)	(3,892)
Lease obligation	1,592	775
Unearned revenue	(4,329)	(3,756)

Net cash provided by operating activities	21,012	17,103

Investing Activities:
Capital expenditures	(28,685)	(17,402)
Purchase of minority interests	(5,783)	(363)
Capitalized interest	(313)	(202)
Purchase of short-term investments	—	(6,135)
Sale of short-term investments	—	8,255

Net cash used in investing activities	(34,781)	(15,847)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases	5,792	2,193
Repayments of long-term debt	(4,155)	(4,307)
Distributions to minority members and partners	(2,529)	(2,589)
Proceeds from minority investors’ contributions	112	135
Payments of capital lease obligation	(38)	(35)
Purchase of subsidiary common stock	—	(7,345)
Tax benefit from disqualifying stock option dispositions credited to equity	3,979	1,190

Net cash used in financing activities	3,161	(10,758)

Net decrease in cash and cash equivalents	(10,608)	(9,502)
Cash and cash equivalents at the beginning of the period	31,589	31,948

Cash and cash equivalents at the end of the period	$20,981	$22,446

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	702	554
Cash paid for income taxes, net of refunds	187	1,010

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	5,518	117
Change in construction payable	(505)	(832)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of April 1, 2007, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 153 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 116 limited service restaurants under the name of “Pei Wei Asian Diner” and one full service restaurant under the name “Taneko Japanese Tavern.”
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2006.
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
The fair value for options granted during the three months ended April 1, 2007 and April 2, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	April 1, 2007	April 2, 2006
Weighted average risk-free interest rate	4.7%	3.6%
Expected life of options (years)	3.0	5.0
Expected stock volatility	31.2%	41.6%
Expected dividend yield	0.0%	0.0%
The estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 6 to the consolidated financial statements for further discussion of the Company’s share-based employee compensation.
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 7 to the consolidated financial statements for further discussion of the Company’s adoption of FIN 48.
In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant and reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales tax on a net basis in its consolidated financial statements.
2. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options outstanding under the Company’s stock option plans. For the three months ended April 1, 2007 and April 2, 2006, 1.6 million and 0.9 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
3. Intangible Assets
     Intangible assets consist of the following (in thousands):

	April 1,	December 31,
	2007	2006
Intangible assets, gross	$19,209	$14,343
Accumulated amortization	(2,020)	(1,699)

Intangible assets, net	$17,189	$12,644

Intangible assets as of April 1, 2007 include additional intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment.

4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 1,	December 31,
	2007	2006
Accrued payroll	$15,959	$18,099
Sales and use tax payable	6,593	6,531
Property tax payable	3,000	3,159
Accrued insurance	14,681	13,701
Accrued rent	2,515	3,708
Other accrued expenses	12,619	10,650

Total accrued expenses	$55,367	$55,848

5. Credit Facility
On August 4, 2006, the Company entered into a credit agreement with a commercial lending institution which allows for borrowings of up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require the Company to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. The Company was in compliance with these restrictions and conditions as of April 1, 2007. The Company had borrowings of $12.0 million outstanding under the credit facility as of April 1, 2007 and $9.7 million committed for the issuance of a letter of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the line of credit were $28.3 million as of April 1, 2007.
6. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” on January 2, 2006. At April 1, 2007, non-vested share-based compensation, net of estimated forfeitures, totaled $19.4 million for stock options and $2.2 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.6 years for stock options and 2.3 years for restricted stock.
Reported share-based compensation is classified as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	April 1, 2007	April 2, 2006
Labor	$208	$344
General and administrative	2,109	1,846

Total share-based compensation	2,317	2,190
Less: tax benefit	(672)	(841)

Total share-based compensation, net of tax	$1,645	$1,349

7. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. At the date of adoption, the Company had $2.1 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of April 1, 2007, the Company had $1.8 million of unrecognized tax benefits.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of both the date of adoption and April 1, 2007, the Company had accrued $0.2 million of interest and $0.1 million of penalties related to uncertain tax positions.

8. Segment Reporting
The Company operates exclusively in the food service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. During fiscal 2006, the Company opened Taneko Japanese Tavern, a new full service restaurant located in Scottsdale, Arizona, which is reported within Shared Services and Other. There were no material amounts of revenues or transfers among reportable segments.
The table below presents information about reportable segments (in thousands):

		Shared Services and
	Total	Other	Bistro	Pei Wei
For the Three Months Ended April 1, 2007:
Revenues	$264,406	$722	$207,028	$56,656
Income (loss) before provision for income taxes	14,311	(7,956)	22,012	255
Capital expenditures	28,685	43	20,296	8,346
Depreciation and amortization	12,679	373	9,483	2,823

For the Three Months Ended April 2, 2006:
Revenues	$228,613	$—	$186,924	$41,689
Income (loss) before provision for income taxes	13,871	(5,652)	18,307	1,216
Capital expenditures	17,402	377	11,781	5,244
Depreciation and amortization	10,355	280	8,096	1,979

As of April 1, 2007:
Total assets	$521,831	$31,785	$395,533	$94,513
Goodwill	6,819	—	6,566	253

As of December 31, 2006:
Total assets	$514,045	$29,755	$395,263	$89,027
Goodwill	6,819	—	6,566	253
9. Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-K.
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
Bistro
As of April 1, 2007, we owned and operated 153 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of a Bistro restaurant located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.
We intend to open 19 new Bistros during fiscal 2007, one of which was open by the end of the first quarter of 2007. We will continue our development in existing markets and plan to enter eight new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $415,000 per restaurant during 2007, which includes approximately $50,000 per restaurant in preopening rent.
Pei Wei
As of April 1, 2007, we owned and operated 116 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.
We intend to open 37 Pei Wei restaurants in 2007, nine of which were open by the end of the first quarter of 2007. We will continue our development in existing markets and plan to enter nine new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $750,000 to $850,000 and total invested capital of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $140,000 per restaurant during 2007, which includes approximately $27,000 per restaurant in preopening rent.

Taneko
On October 2, 2006, we opened our first Taneko restaurant in Scottsdale, Arizona, featuring natural, organic and seasonal ingredients highlighting the diverse cooking styles of Japan. Inspired by izakayas, or local taverns, Taneko offers an extensive variety of food and beverages in a comfortable atmosphere.
Change in Partnership Structure
We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective January 2007 for new store openings, the Bistro began employing a different structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as participate in an incentive program that rewards long-term improvements in the operating performance of the restaurant. As a result of these changes, awards made to the individuals participating in the new plan are classified as compensation rather than as minority interest expense. Accordingly, compensation expense for our Operating and Culinary Partners is reflected in the consolidated income statement as Labor Expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation reflected as General and Administrative Expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. Additionally, many existing legal partners have requested an early buyout of their partnership interest as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations.
The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings during 2007.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2006 Annual Report on Form 10-K.
Results of Operations
The following table sets forth certain unaudited quarterly information for the three-month periods ended April 1, 2007 and April 2, 2006, respectively, expressed as a percentage of revenues, except for revenues, which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
One of the factors that has in the past caused fluctuations in our operating results is preopening expenses. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding, and the month of, the opening of the restaurant. Additionally, there may be variability in the amount and percentage of revenues attributable to partner investment expense as a result of the timing of opening new Pei Wei restaurants and the timing of purchasing partner interests. Partner investment expense generally represents the difference between the imputed fair value of our partners’ ownership interests and our partners’ cash capital contribution for these interests.
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

Results for the three months ended April 1, 2007 and April 2, 2006
Our consolidated operating results for the three months ended April 1, 2007 and April 2, 2006 were as follows (dollars in thousands):

	Fiscal Year
	April 1,	% of	April 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change
Revenues	$264,406	100.0%	$228,613	100.0%	$35,793	15.7%
Costs and expenses:
Cost of sales	72,915	27.6%	63,440	27.7%	9,475	14.9%
Labor	89,234	33.7%	76,937	33.7%	12,297	16.0%
Operating	41,194	15.6%	34,841	15.2%	6,353	18.2%
Occupancy	14,908	5.6%	12,493	5.5%	2,415	19.3%
General and administrative	16,722	6.3%	13,252	5.8%	3,470	26.2%
Depreciation and amortization	12,679	4.8%	10,355	4.5%	2,324	22.4%
Preopening expense	2,540	1.0%	1,694	0.7%	846	49.9%
Partner investment expense	(1,401)	(0.5%)	200	0.1%	(1,601)	—

Total costs and expenses	248,791	94.1%	213,212	93.3%	35,579	16.7%

Income from operations	15,615	5.9%	15,401	6.7%	214	1.4%
Interest and other income, net	343	0.1%	492	0.2%	(149)	(30.3%)
Minority interest	(1,647)	(0.6%)	(2,022)	(0.9%)	375	(18.5%)

Income before provision for income taxes	14,311	5.4%	13,871	6.1%	440	3.2%
Provision for income taxes	(3,846)	(1.5%)	(4,058)	(1.8%)	212	(5.2%)

Net income	$10,465	4.0%	$9,813	4.3%	$652	6.6%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.
Operating results for the Bistro for the three months ended April 1, 2007 and April 2, 2006 were as follows (dollars in thousands):

	Fiscal Year
	April 1,	% of	April 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change
Revenues	$207,028	100.0%	$186,924	100.0%	$20,104	10.8%
Costs and expenses:
Cost of sales	56,781	27.4%	51,771	27.7%	5,010	9.7%
Labor	69,312	33.5%	62,652	33.5%	6,660	10.6%
Operating	31,684	15.3%	27,897	14.9%	3,787	13.6%
Occupancy	11,217	5.4%	9,859	5.3%	1,358	13.8%
General and administrative	5,927	2.9%	5,117	2.7%	810	15.8%
Depreciation and amortization	9,483	4.6%	8,096	4.3%	1,387	17.1%
Preopening expense	1,256	0.6%	1,066	0.6%	190	17.8%
Partner investment expense	(1,926)	(0.9%)	426	0.2%	(2,352)	—

Total costs and expenses	183,734	88.7%	166,884	89.3%	16,850	10.1%

Income from operations	23,294	11.3%	20,040	10.7%	3,254	16.2%
Interest and other income, net	51	0.0%	—	0.0%	51	—
Minority interest	(1,333)	(0.6%)	(1,733)	(0.9%)	400	(23.1%)

Income before provision for income taxes	$22,012	10.6%	$18,307	9.8%	$3,705	20.2%

Certain percentage amounts do not sum to total due to rounding.

Operating results for Pei Wei for the three months ended April 1, 2007 and April 2, 2006 were as follows (dollars in thousands):

	Fiscal Year
	April 1,	% of	April 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change
Revenues	$56,656	100.0%	$41,689	100.0%	$14,967	35.9%
Costs and expenses:
Cost of sales	15,851	28.0%	11,669	28.0%	4,182	35.8%
Labor	19,551	34.5%	14,285	34.3%	5,266	36.9%
Operating	9,382	16.6%	6,944	16.7%	2,438	35.1%
Occupancy	3,636	6.4%	2,634	6.3%	1,002	38.0%
General and administrative	3,030	5.3%	2,299	5.5%	731	31.8%
Depreciation and amortization	2,823	5.0%	1,979	4.7%	844	42.6%
Preopening expense	1,283	2.3%	603	1.4%	680	112.8%
Partner investment expense	525	0.9%	(226)	(0.5%)	751	—

Total costs and expenses	56,081	99.0%	40,187	96.4%	15,894	39.6%

Income from operations	575	1.0%	1,502	3.6%	(927)	(61.7%)
Interest and other income, net	(6)	(0.0%)	3	0.0%	(9)	—
Minority interest	(314)	(0.6%)	(289)	(0.7%)	(25)	8.7%

Income before provision for income taxes	$255	0.5%	$1,216	2.9%	$(961)	(79.0%)

Certain percentage amounts do not sum to total due to rounding.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $25.4 million generated by 20 new Bistro restaurants that opened during the first quarter of 2007 and the last three quarters of 2006, partially offset by a $5.3 million net decrease in revenues for restaurants that opened prior to the first quarter of 2006. An effective price increase of approximately 2-3% impacted all restaurants and also contributed to the increase in revenues. Such increases were partially offset by a decline in overall guest traffic during the first quarter of fiscal 2007.

Pei Wei: The increase in revenues was attributable to revenues of $13.9 million generated by 35 new Pei Wei restaurants that opened during the first quarter of 2007 and the last three quarters of 2006 and a $1.0 million increase in revenues for restaurants that opened prior to the first quarter of 2006. An effective price increase of approximately 2-3% impacted all restaurants and also contributed to the increase in revenues. Such increases were partially offset by a slight decline in overall guest traffic during the first quarter of fiscal 2007.
In addition to the revenues earned by Bistro and Pei Wei, consolidated revenues include $0.7 million of revenues generated by our Taneko concept.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues at the Bistro decreased primarily due to favorable scallop pricing partially offset by higher produce costs resulting from winter freezes in the Western U.S. and Mexico.

Pei Wei: Cost of sales as a percentage of revenues at Pei Wei was consistent with the prior year primarily due to slightly favorable pork pricing offset by higher produce costs resulting from winter freezes in the Western U.S. and Mexico.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues at the Bistro were unchanged as the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims activity was offset by higher management incentive costs primarily resulting from the 2007 change in the Bistro partnership structure.

Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased primarily due to wage rate pressure in our culinary positions and increased management incentive costs partially offset by the benefit of reduced workers’ compensation insurance liabilities.
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
Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased primarily due to higher maintenance costs and menu printing costs related to our new Yunnan menu and new menu format introduced during the first quarter of 2007.

Pei Wei: Operating expenses as a percentage of revenues at our Pei Wei restaurants decreased slightly primarily due to lower take-out and disposable supplies costs partially offset by higher advertising costs and, to a lesser extent, increased maintenance expenses.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues at the Bistro increased slightly primarily due to higher general liability insurance costs for 2007 combined with decreased leverage resulting from lower average weekly sales.

Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased slightly primarily due to higher general liability insurance costs for 2007.
General and Administrative
General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Each segment contributed as follows:
Bistro: General and administrative costs as a percentage of revenues at the Bistro increased primarily due to higher management incentive accruals, including the impact of the 2007 change in the Bistro partnership structure.

Pei Wei: General and administrative costs at Pei Wei increased primarily due to an increase in compensation and benefits expense related to the addition of development and operating partners, higher management incentive accruals, increased health insurance costs and higher share-based compensation expense. As a percentage of revenues, Pei Wei’s general and administrative costs decreased compared to the prior year due to improved leveraging of general and administrative costs resulting from additional store openings.

Shared Services and Other: General and administrative costs for Shared Services and Other increased $1.9 million principally due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, higher management incentive accruals and, to a lesser extent, increased share-based compensation expense and higher legal, recruiting and marketing costs.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last three quarters of fiscal 2006 and during the first quarter of fiscal 2007 and, to a lesser extent, an increase in amortization of intangible and other assets. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and decreased leverage resulting from lower average weekly sales.

Pei Wei: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last three quarters of fiscal 2006 and during the first quarter of fiscal 2007. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and decreased leverage resulting from lower average weekly sales.
Preopening Expense
Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation costs, employee payroll and related training costs. Preopening expenses also include straight-line rent for the period between the possession date of leased premises and the restaurant opening date. Each segment contributed as follows:
Bistro: Preopening expense increased primarily due to the timing of costs related to upcoming second and third quarter new restaurant openings compared to prior year.

Pei Wei: Preopening expense increased primarily due to the impact of opening nine new Pei Wei restaurants during the first quarter of 2007 compared to four new Pei Wei restaurants during the first quarter of 2006, partially offset by a slight decrease in the average per location preopening costs incurred during the current year.
Partner Investment Expense
Partner investment expense represents the difference between the imputed fair value of our legal partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests. Additionally, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.
Each segment contributed as follows:
Bistro: Partner investment expense at the Bistro decreased due to the change in partnership structure discussed above, which led to a significant increase in early buyouts of minority partner interests during the first quarter of fiscal 2007. These early buyouts resulted in a $1.9 million reversal of previously recognized partner investment expense due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new restaurant opens.

Pei Wei: Partner investment expense at Pei Wei increased primarily due to the impact of opening nine new restaurants during the first quarter of fiscal 2007 compared to opening four new restaurants during the first quarter of fiscal 2006, as well as expense reductions related to minority partner buyouts in the prior year. These increases were partially offset by the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in 2007.

Interest and Other Income (Expense), Net
Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities to finance our share repurchase program, which commenced during the third quarter of fiscal 2006 (see “Share Repurchase Program” in the Liquidity and Capital Resources section for further detail).
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
Bistro: Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during the first quarter of fiscal 2007, which resulted in fewer minority partners compared to the prior year.

Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased slightly due to the impact of lower restaurant net income.
Provision for Income Taxes
Our effective tax rate was 26.9% for the first quarter of fiscal 2007 compared to 29.3% for the first quarter of fiscal 2006. Disregarding the impact of reserve adjustments in both periods, our effective tax rate was 29.0% and 31.0% for the first quarter of fiscal 2007 and 2006, respectively. The income tax rates for the first quarter of fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
See Note 7 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.
Liquidity and Capital Resources
Cash Flow
Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility from time to time. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. In fiscal 2006, our need for capital resources was also driven by the repurchase of our common stock and Pei Wei minority interests.
The following table presents a summary of our cash flows for the first quarter of fiscal 2007 and 2006 (in thousands):

	2007	2006
Net cash provided by operating activities	$21,012	$17,103
Net cash used in investing activities	(34,781)	(15,847)
Net cash used in financing activities	3,161	(10,758)

Net increase (decrease) in cash and cash equivalents	$(10,608)	$(9,502)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $21.0 million and $17.1 million for the first quarter of fiscal 2007 and 2006, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest, share-based compensation and partnership-related non-cash expenses.

Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities during the first quarter of fiscal 2007 and 2006 was $34.8 million and $15.8 million, respectively, and primarily related to capital expenditures of $28.7 million and $17.4 million during the first quarter of fiscal 2007 and 2006, respectively. Capital expenditures during the current period increased compared to the prior year primarily due to a higher number of new restaurant openings. Investment activities also include purchases of minority interests of $5.8 million and $0.4 million during the first quarter of fiscal 2007 and 2006. We purchased 110 partnership interests during the first quarter of 2007. This represents an increase in the historical rate of purchases resulting primarily from the implementation of our new Bistro partnership structure at the beginning of the current year and the related desire of many of our existing partners to sell their partnership interest and instead participate in our new management incentive compensation programs. Additionally, net sales of short-term investments totaling $2.1 million were included for the first quarter of fiscal 2006.
We intend to open 19 new Bistro restaurants and 37 new Pei Wei restaurants in fiscal year 2007. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $365,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $50,000. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 and we expect to spend $113,000 per restaurant for preopening costs, which excludes non-cash rent expense of approximately $27,000. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total capital expenditures for fiscal 2007 to approximate $120.0 million to $125.0 million.
Financing Activities
Financing activities during the first quarter of fiscal 2007 and 2006 included proceeds from stock options exercised and employee stock purchases, distributions to minority partners, debt repayments and the tax benefit from disqualifying stock option dispositions. Additionally, financing activities during the first quarter of fiscal 2006 included $7.3 million related to the purchase of Pei Wei minority interests.
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
Credit Facility
On August 4, 2006, we entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require us to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. We were in compliance with these restrictions and conditions as of April 1, 2007. We had borrowings of $12.0 million outstanding under the credit facility as of April 1, 2007 and $9.7 million committed for the issuance of a letter of credit which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the line of credit were $28.3 million as of April 1, 2007.
Share Repurchase Program
In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. We have funded our share repurchases to date primarily with cash on hand, however, we have also negotiated a $50.0 million revolving credit facility referenced above to provide additional liquidity and offer flexibility in funding our share repurchases. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006. As of April 1, 2007, $3.6 million was still available under our current share repurchase authorization.
Partnership Activities
As of April 1, 2007, there were 162 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the first quarter of fiscal 2007, we had the opportunity to purchase 13 partner interests which had reached the five-year threshold period during the quarter, as well as 107 additional partner interests which had either (i) reached the end of their initial five-year term in prior years, (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who elected an early repurchase of their minority interest by the Company due to the opportunity to participate in the new Bistro management incentive compensation program. We purchased 110 of these interests in their entirety for a total of approximately $11.3 million. Of the total purchase price, approximately $5.8 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at April 1, 2007.
During the remainder of fiscal 2007, we will have the opportunity to purchase 28 additional partnership interests which will achieve their five-year anniversary. If all of these interests are purchased, the total purchase price would approximate $2.5 million to $3.5 million based upon the estimated fair value of the respective interests at April 1, 2007. If we purchase all of these interests in 2007, the estimated liquidity impact would be a reduction of cash of approximately $0.8 million to $1.2 million during the year.
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
New Accounting Standards
See Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments and revolving credit facility. Our revolving credit facility allows for borrowings up to $50.0 million bearing interest at variables rates of LIBOR plus 0.50%. We held no short-term investments at December 31, 2006. We had borrowings of $12.0 million outstanding under our credit facility and promissory notes totaling $8.6 million at April 1, 2007. A hypothetical 100 basis point change in interest rates would not have a material impact on our results of operations.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; increases in the minimum wage; intense competition in the restaurant industry; changes in general economic and political conditions that affect consumer spending; fluctuations in operating results; our inability to retain key personnel; failure to comply with governmental regulations; future changes in financial accounting standards; changes in how we account for certain aspects of our partnership program; strain on our management resources resulting from implementing our growth strategy; potential labor shortages that may delay planned openings; changes in food costs; rising insurance costs; litigation; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 14, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer

Date: April 25, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).