Form 10-Q
period 2007-07-01
P F CHANGS CHINA BISTRO INC
filed 2007-07-25
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
As of July 1, 2007, there were 25,805,649 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 1,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,469	$31,589
Inventories	4,349	4,232
Prepaids and other current assets	24,373	28,995

Total current assets	38,191	64,816
Property and equipment, net	467,324	421,770
Deferred income tax assets	1,749	—
Goodwill	6,819	6,819
Intangible assets, net	20,939	12,644
Other assets	9,440	7,996

Total assets	$544,462	$514,045

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,902	$15,255
Construction payable	14,526	9,075
Accrued expenses	58,302	55,848
Unearned revenue	13,254	18,226
Current portion of long-term debt, including $3,289 and $3,542 due to related parties at July 1, 2007 and December 31, 2006, respectively	6,415	5,487

Total current liabilities	104,399	103,891
Long-term debt, including $3,015 and $588 due to related parties at July 1, 2007 and December 31, 2006 respectively	14,779	13,723
Lease obligation	79,316	71,682
Other liabilities	1,326	1,909
Minority interests	20,334	33,315
Commitments and contingencies (Note 9)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 25,805,649 shares and 25,373,019 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	27	27
Additional paid-in capital	189,142	174,101
Treasury stock, at cost, 1,397,261 shares outstanding at July 1, 2007 and December 31, 2006, respectively	(46,373)	(46,373)
Retained earnings	181,512	161,770

Total common stockholders’ equity	324,308	289,525

Total liabilities and common stockholders’ equity	$544,462	$514,045

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Revenues	$267,409	$225,981	$531,815	$454,594
Costs and expenses:
Cost of sales	73,011	61,285	145,926	124,725
Labor	90,665	75,380	179,899	152,317
Operating	42,436	36,210	83,630	71,051
Occupancy	15,615	12,725	30,523	25,218
General and administrative	15,806	14,037	32,528	27,289
Depreciation and amortization	13,606	10,565	26,285	20,920
Preopening expense	3,296	2,817	5,836	4,511
Partner investment expense	(468)	925	(1,869)	1,125

Total costs and expenses	253,967	213,944	502,758	427,156

Income from operations	13,442	12,037	29,057	27,438
Interest and other income, net	179	568	522	1,060

Income before minority interest and provision for income taxes	13,621	12,605	29,579	28,498
Minority interest	(1,121)	(2,033)	(2,768)	(4,055)

Income before provision for income taxes	12,500	10,572	26,811	24,443
Provision for income taxes	(3,223)	(2,483)	(7,069)	(6,541)

Net income	$9,277	$8,089	$19,742	$17,902

Net income per share:
Basic	$0.36	$0.30	$0.77	$0.68

Diluted	$0.36	$0.30	$0.76	$0.66

Weighted average shares used in computation:
Basic	25,708	26,546	25,598	26,516

Diluted	26,129	27,258	26,088	27,249

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$19,742	$17,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,285	20,920
Equity based compensation	4,797	4,751
Deferred income taxes	(811)	(4,219)
Partner investment expense	(1,869)	1,125
Partner bonus expense, imputed	669	959
Tax benefit from disqualifying stock option dispositions credited to equity	(4,136)	(1,365)
Minority interest	2,768	4,055
Other	(25)	—
Changes in operating assets and liabilities:
Inventories	(117)	(158)
Prepaids and other current assets	7,064	3,082
Other assets	(1,774)	(326)
Accounts payable	(3,353)	(4,086)
Accrued expenses	2,454	5,334
Lease obligation	7,711	3,224
Unearned revenue	(4,972)	(4,597)
Other liabilities	57	—

Net cash provided by operating activities	54,490	46,601

Investing Activities:
Capital expenditures	(64,371)	(41,782)
Purchase of minority interests	(9,461)	(1,214)
Capitalized interest	(751)	(421)
Purchase of short-term investments	—	(12,835)
Sale of short-term investments	—	10,655

Net cash used in investing activities	(74,583)	(45,597)

Financing Activities:
Repayments of long-term debt	(14,293)	(4,409)
Proceeds from stock options exercised and employee stock purchases	6,108	2,859
Borrowings on credit facility	6,000	—
Distributions to minority partners	(4,128)	(5,069)
Tax benefit from disqualifying stock option dispositions credited to equity	4,136	1,365
Proceeds from minority partners’ contributions	227	430
Payments of capital lease obligation	(77)	(71)
Purchase of subsidiary common stock	—	(7,345)

Net cash used in financing activities	(2,027)	(12,240)

Net decrease in cash and cash equivalents	(22,120)	(11,236)
Cash and cash equivalents at the beginning of the period	31,589	31,948

Cash and cash equivalents at the end of the period	$9,469	$20,712

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$982	$661
Cash paid for income taxes, net of refunds	1,400	7,085

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$10,276	$(333)
Change in construction payable	5,451	3,100
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of July 1, 2007, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 157 full service restaurants throughout the United States under the name of “P.F. Chang’s China Bistro.” The Company also owned and operated 126 quick casual restaurants under the name of “Pei Wei Asian Diner” and one full service restaurant under the name “Taneko Japanese Tavern.”
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.
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
The fair value for options granted during the three and six months ended July 1, 2007 and July 2, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Weighted average risk-free interest rate	4.6%	4.9%	4.6%	4.9%
Expected life of options (years)	5.0	6.1	4.6	6.1
Expected stock volatility	35.0%	35.0%	35.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The estimated fair value of share-based compensation plans and other options is amortized to expense over the vesting period. See Note 6 to the consolidated financial statements for further discussion of the Company’s share-based employee compensation.

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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. See Note 7 to the consolidated financial statements for further discussion of the Company’s adoption of FIN 48.
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. Application of the FSP shall be upon the initial adoption date of FIN 48. The FSP did not have a material impact on the Company’s consolidated financial statements.
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
2. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options outstanding under the Company’s stock option plans. For the three months ended July 1, 2007 and July 2, 2006, 1.6 million and 1.7 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended July 1, 2007 and July 2, 2006, 1.5 million and 1.2 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
3. Intangible Assets
Intangible assets consist of the following (in thousands):

	July 1,	December 31,
	2007	2006

Intangible assets, gross	$23,433	$14,343
Accumulated amortization	(2,494)	(1,699)

Intangible assets, net	$20,939	$12,644

Intangible assets as of July 1, 2007 include additional intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment.

4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 1,	December 31,
	2007	2006

Accrued payroll	$17,094	$18,099
Sales and use tax payable	6,084	6,531
Property tax payable	3,751	3,159
Accrued insurance	15,230	13,701
Accrued rent	3,439	3,708
Other accrued expenses	12,704	10,650

Total accrued expenses	$58,302	$55,848

5. Credit Facility
On August 4, 2006, the Company entered into a credit agreement with a commercial lending institution which allows for borrowings of up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require the Company to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. The Company was in compliance with these restrictions and conditions as of July 1, 2007. As of July 1, 2007, the Company had borrowings outstanding under the credit facility totaling $10.0 million with an average interest rate of 6.0% as well as $9.7 million committed for the issuance of a letter of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the line of credit were $30.3 million as of July 1, 2007.
6. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested as of, the Company’s adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” on January 2, 2006. At July 1, 2007, non-vested share-based compensation, net of estimated forfeitures, totaled $18.0 million for stock options and $2.0 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.4 years for stock options and 2.1 years for restricted stock.
Reported share-based compensation is classified as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Labor	$201	$372	$409	$716
General and administrative	2,279	2,189	4,388	4,035

Total share-based compensation	2,480	2,561	4,797	4,751
Less: tax benefit	(682)	(711)	(1,319)	(1,318)

Total share-based compensation, net of tax	$1,798	$1,850	$3,478	$3,433

7. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. At the date of adoption, the Company had $2.1 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of July 1, 2007, the Company had $1.6 million of unrecognized tax benefits.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of both the date of adoption and July 1, 2007, the Company had accrued $0.2 million of interest and $0.1 million of penalties related to uncertain tax positions.

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
The table below presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended July 1, 2007:
Revenues	$267,409	$586	$208,174	$58,649
Income (loss) before provision for income taxes	12,500	(7,581)	20,044	37
Capital expenditures	35,686	92	25,180	10,414
Depreciation and amortization	13,606	388	10,054	3,164

For the Three Months Ended July 2, 2006:
Revenues	$225,981	$—	$183,705	$42,276
Income (loss) before provision for income taxes	10,572	(6,095)	17,124	(457)
Capital expenditures	24,380	961	15,429	7,990
Depreciation and amortization	10,565	281	8,220	2,064

For the Six Months Ended July 1, 2007:
Revenues	$531,815	$1,308	$415,202	$115,305
Income (loss) before provision for income taxes	26,811	(15,537)	42,056	292
Capital expenditures	64,371	135	45,476	18,760
Depreciation and amortization	26,285	761	19,537	5,987

For the Six Months Ended July 2, 2006:
Revenues	$454,594	$—	$370,629	$83,965
Income (loss) before provision for income taxes	24,443	(11,747)	35,431	759
Capital expenditures	41,782	1,338	27,210	13,234
Depreciation and amortization	20,920	561	16,316	4,043

As of July 1, 2007:
Total assets	$544,462	$33,175	$408,538	$102,749
Goodwill	6,819	—	6,566	253

As of December 31, 2006:
Total assets	$514,045	$29,755	$395,263	$89,027
Goodwill	6,819	—	6,566	253
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
10. Subsequent Event
In July 2007, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of the Company’s outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next two years. The Company intends to use cash on hand and available credit lines to repurchase shares.

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
Some of the statements in this section contain forward—looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the inability to develop and construct our restaurants within projected budgets and time periods and our ability to successfully expand our operations. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
We own and operate three restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”), Pei Wei Asian Diner (“Pei Wei”) and Taneko Japanese Tavern (“Taneko”).
Bistro
As of July 1, 2007, we owned and operated 157 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of a Bistro restaurant located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.
We intend to open 19 new Bistros during fiscal 2007, five of which were open by the end of the second quarter of 2007. We will continue our development in existing markets and plan to enter eight new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $415,000 per restaurant during 2007, which includes approximately $50,000 per restaurant in preopening rent.
Pei Wei
As of July 1, 2007, we owned and operated 126 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.
We intend to open 37 Pei Wei restaurants in 2007, 19 of which were open by the end of the second quarter of 2007. We will continue our development in existing markets and plan to enter nine new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $750,000 to $850,000 and total invested capital of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $140,000 per restaurant during 2007, which includes approximately $27,000 per restaurant in preopening rent.

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
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and six month periods ended July 1, 2007 and July 2, 2006, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. P.F. Chang’s quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Results for the three months ended July 1, 2007 and July 2, 2006
Our consolidated operating results for the three months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Three months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$267,409	100.0%	$225,981	100.0%	$41,428	18.3%
Costs and expenses:
Cost of sales	73,011	27.3%	61,285	27.1%	11,726	19.1%
Labor	90,665	33.9%	75,380	33.4%	15,285	20.3%
Operating	42,436	15.9%	36,210	16.0%	6,226	17.2%
Occupancy	15,615	5.8%	12,725	5.6%	2,890	22.7%
General and administrative	15,806	5.9%	14,037	6.2%	1,769	12.6%
Depreciation and amortization	13,606	5.1%	10,565	4.7%	3,041	28.8%
Preopening expense	3,296	1.2%	2,817	1.2%	479	17.0%
Partner investment expense	(468)	(0.2%)	925	0.4%	(1,393)	—

Total costs and expenses	253,967	95.0%	213,944	94.7%	40,023	18.7%

Income from operations	13,442	5.0%	12,037	5.3%	1,405	11.7%
Interest and other income, net	179	0.1%	568	0.3%	(389)	(68.5%)
Minority interest	(1,121)	(0.4%)	(2,033)	(0.9%)	912	(44.9%)

Income before provision for income taxes	12,500	4.7%	10,572	4.7%	1,928	18.2%
Provision for income taxes	(3,223)	(1.2%)	(2,483)	(1.1%)	(740)	29.8%

Net income	$9,277	3.5%	$8,089	3.6%	$1,188	14.7%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.
Operating results for the Bistro for the three months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Three months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$208,174	100.0%	$183,705	100.0%	$24,469	13.3%
Costs and expenses:
Cost of sales	56,696	27.2%	49,810	27.1%	6,886	13.8%
Labor	69,827	33.5%	60,753	33.1%	9,074	14.9%
Operating	32,194	15.5%	28,653	15.6%	3,541	12.4%
Occupancy	11,598	5.6%	9,928	5.4%	1,670	16.8%
General and administrative	5,907	2.8%	5,319	2.9%	588	11.1%
Depreciation and amortization	10,054	4.8%	8,220	4.5%	1,834	22.3%
Preopening expense	1,790	0.9%	1,575	0.9%	215	13.7%
Partner investment expense	(753)	(0.4%)	570	0.3%	(1,323)	—

Total costs and expenses	187,313	90.0%	164,828	89.7%	22,485	13.6%

Income from operations	20,861	10.0%	18,877	10.3%	1,984	10.5%
Interest and other income, net	20	0.0%	—	0.0%	20	—
Minority interest	(837)	(0.4%)	(1,753)	(1.0%)	916	(52.3%)

Income before provision for income taxes	$20,044	9.6%	$17,124	9.3%	$2,920	17.1%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Operating results for Pei Wei for the three months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Three months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$58,649	100.0%	$42,276	100.0%	$16,373	38.7%
Costs and expenses:
Cost of sales	16,070	27.4%	11,475	27.1%	4,595	40.0%
Labor	20,480	34.9%	14,627	34.6%	5,853	40.0%
Operating	10,004	17.1%	7,557	17.9%	2,447	32.4%
Occupancy	3,963	6.8%	2,797	6.6%	1,166	41.7%
General and administrative	2,878	4.9%	2,485	5.9%	393	15.8%
Depreciation and amortization	3,164	5.4%	2,064	4.9%	1,100	53.3%
Preopening expense	1,506	2.6%	1,126	2.7%	380	33.7%
Partner investment expense	285	0.5%	355	0.8%	(70)	(19.7%)

Total costs and expenses	58,350	99.5%	42,486	100.5%	15,864	37.3%

Income from operations	299	0.5%	(210)	(0.5%)	509	—
Interest and other income, net	22	0.0%	33	0.1%	(11)	(33.3%)
Minority interest	(284)	(0.5%)	(280)	(0.7%)	(4)	1.4%

Income before provision for income taxes	$37	0.1%	$(457)	(1.1%)	$494	—

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $24.4 million generated by the 20 new Bistro restaurants that opened during the first half of 2007 and the second half of 2006, partially offset by a slight net decrease in revenues for restaurants that opened prior to the second quarter of 2006. An effective price increase of approximately 2-3% impacted all restaurants and also contributed to the increase in revenues. Such increases were partially offset by a decline in overall guest traffic during the second quarter of fiscal 2007.
Pei Wei: The increase in revenues was attributable to revenues of $14.3 million generated by the 38 new Pei Wei restaurants that opened during the first half of 2007 and the second half of 2006 and a $2.0 million increase in revenues for restaurants that opened prior to the second quarter of 2006. An effective price increase of approximately 1-2% impacting all restaurants and a slight increase in overall guest traffic also contributed to the increase in revenues.
In addition to the revenues earned by Bistro and Pei Wei, consolidated revenues include $0.6 million of revenues generated by our Taneko concept.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues at the Bistro increased slightly due to an adjustment resulting from a modification of our accounting policy related to rebate accruals during the second quarter of 2006. Excluding this adjustment, cost of sales as a percentage of revenues decreased slightly primarily due to lower pork and seafood expense resulting from favorable pricing, improved yields and increased purchasing through national distribution contracts, partially offset by slightly higher poultry prices and increased produce expense.

Pei Wei: Cost of sales as a percentage of revenues at Pei Wei increased due to an adjustment resulting from a modification of our accounting policy related to rebate accruals during the second quarter of 2006. Excluding this adjustment, cost of sales as a percentage of revenues decreased slightly primarily due to lower pork expense resulting from favorable pricing and yields partially offset by higher poultry costs.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues at the Bistro increased primarily due to higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure as well as wage rate pressure across all labor categories. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.
Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased primarily due to decreased leverage resulting from lower average weekly sales, increased management incentive costs and continued wage rate pressure in culinary positions.
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
Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants decreased due to an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding this adjustment, operating expenses as a percentage of revenues increased primarily due to higher disposable supplies expenses, increased marketing spending and higher maintenance contract costs.
Pei Wei: Operating expenses as a percentage of revenues at our Pei Wei restaurants decreased due to an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding this adjustment, operating expenses as a percentage of revenues were consistent with prior year. This was primarily due to reduced take-out supplies, disposable supplies and menu printing costs partially offset by higher utilities and maintenance expenses and increased marketing spending as well as the impact of decreased leverage resulting from lower average weekly sales.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues at the Bistro increased primarily due to higher general liability insurance costs for 2007 and a slight increase in property tax expense due to new stores opening in geographic areas with higher property tax rates.
Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased primarily due decreased leverage resulting from lower average weekly sales and higher general liability insurance costs for 2007.

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
Bistro: General and administrative costs at the Bistro increased primarily due to higher management incentive accruals due to the impact of the 2007 change in the Bistro partnership structure.
Pei Wei: General and administrative costs at Pei Wei increased primarily due to an increase in compensation and benefits expense related to the addition of development and operating partners, higher management incentive accruals and, to a lesser extent, increased health insurance costs and higher share-based compensation expense. As a percentage of revenues, Pei Wei’s general and administrative costs decreased compared to the prior year due to improved leveraging of general and administrative costs resulting from additional store openings.
Shared Services and Other: General and administrative costs for Shared Services and Other increased $0.9 million principally due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, and, to a lesser extent, increased share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last half of fiscal 2006 and during the first half of fiscal 2007 and, to a lesser extent, an increase in amortization of intangible and other assets. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and increased remodeling costs at existing restaurants.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last half of fiscal 2006 and during the first half of fiscal 2007. As a percentage of revenues, depreciation and amortization increased due to decreased leverage resulting from lower average weekly sales and higher average capital expenditures for new restaurants.
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
Bistro: Preopening expense increased primarily due to the timing of costs related to upcoming third and fourth quarter new restaurant openings compared to the prior year.
Pei Wei: Preopening expense increased primarily due to the impact of opening ten new Pei Wei restaurants during the second quarter of 2007 compared to seven new Pei Wei restaurants during the second quarter of 2006, partially offset by a slight decrease in average per location preopening costs incurred during the current year principally due to opening additional new stores in mature markets which typically results in lower preopening costs due to operational efficiencies.
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

Each segment contributed as follows:
Bistro: Partner investment expense at the Bistro decreased due to the change in partnership structure discussed above, which led to a significant increase in early buyouts of minority partner interests during the first half of fiscal 2007. These early buyouts resulted in a $0.8 million reversal during the second quarter of previously recognized partner investment expense due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new restaurant opens.
Pei Wei: Partner investment expense at Pei Wei decreased primarily due to expense reductions related to minority partner buyouts and, to a lesser extent, the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in 2007. These items were partially offset by the impact of opening ten new restaurants during the second quarter of fiscal 2007 compared to opening seven new restaurants during the second quarter of fiscal 2006.
Interest and Other Income (Expense), Net
Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities to finance our share repurchase program, which commenced during the third quarter of fiscal 2006 (see “Share Repurchase Program” in the Liquidity and Capital Resources section for further detail). Interest income earned during 2007 primarily relates to interest-bearing overnight deposits.
Minority Interest
Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of our minority investors. As previously discussed, in many of our restaurants we employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during the first half of fiscal 2007, which resulted in a reduction in the number of minority interests from 357 as of July 2, 2006 to 182 minority interests as of July 1, 2007.
Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased slightly due to the impact of lower restaurant net income and partner buyouts occurring during the first half of fiscal 2007 compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 25.8% for the second quarter of fiscal 2007 compared to 23.5% for the second quarter of fiscal 2006. The income tax rates for the second quarter of fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
See Note 7 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

Results for the six months ended July 1, 2007 and July 2, 2006
Our consolidated operating results for the six months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Six months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$531,815	100.0%	$454,594	100.0%	$77,221	17.0%
Costs and expenses:
Cost of sales	145,926	27.4%	124,725	27.4%	21,201	17.0%
Labor	179,899	33.8%	152,317	33.5%	27,582	18.1%
Operating	83,630	15.7%	71,051	15.6%	12,579	17.7%
Occupancy	30,523	5.7%	25,218	5.5%	5,305	21.0%
General and administrative	32,528	6.1%	27,289	6.0%	5,239	19.2%
Depreciation and amortization	26,285	4.9%	20,920	4.6%	5,365	25.6%
Preopening expense	5,836	1.1%	4,511	1.0%	1,325	29.4%
Partner investment expense	(1,869)	(0.4%)	1,125	0.2%	(2,994)	—

Total costs and expenses	502,758	94.5%	427,156	94.0%	75,602	17.7%

Income from operations	29,057	5.5%	27,438	6.0%	1,619	5.9%
Interest and other income, net	522	0.1%	1,060	0.2%	(538)	(50.8%)
Minority interest	(2,768)	(0.5%)	(4,055)	(0.9%)	1,287	(31.7%)

Income before provision for income taxes	26,811	5.0%	24,443	5.4%	2,368	9.7%
Provision for income taxes	(7,069)	(1.3%)	(6,541)	(1.4%)	(528)	8.1%

Net income	$19,742	3.7%	$17,902	3.9%	$1,840	10.3%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.
Operating results for the Bistro for the six months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Six months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$415,202	100.0%	$370,629	100.0%	$44,573	12.0%
Costs and expenses:
Cost of sales	113,477	27.3%	101,581	27.4%	11,896	11.7%
Labor	139,139	33.5%	123,405	33.3%	15,734	12.7%
Operating	63,878	15.4%	56,550	15.3%	7,328	13.0%
Occupancy	22,815	5.5%	19,787	5.3%	3,028	15.3%
General and administrative	11,834	2.9%	10,436	2.8%	1,398	13.4%
Depreciation and amortization	19,537	4.7%	16,316	4.4%	3,221	19.7%
Preopening expense	3,046	0.7%	2,641	0.7%	405	15.3%
Partner investment expense	(2,679)	(0.6%)	996	0.3%	(3,675)	—

Total costs and expenses	371,047	89.4%	331,712	89.5%	39,335	11.9%

Income from operations	44,155	10.6%	38,917	10.5%	5,238	13.5%
Interest and other income, net	71	0.0%	—	0.0%	71	—
Minority interest	(2,170)	(0.5%)	(3,486)	(0.9%)	1,316	(37.8%)

Income before provision for income taxes	$42,056	10.1%	$35,431	9.6%	$6,625	18.7%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Operating results for Pei Wei for the six months ended July 1, 2007 and July 2, 2006 were as follows (dollars in thousands):

	Six months ended
	July 1,	% of	July 2,	% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$115,305	100.0%	$83,965	100.0%	$31,340	37.3%
Costs and expenses:
Cost of sales	31,921	27.7%	23,144	27.6%	8,777	37.9%
Labor	40,031	34.7%	28,912	34.4%	11,119	38.5%
Operating	19,386	16.8%	14,501	17.3%	4,885	33.7%
Occupancy	7,599	6.6%	5,431	6.5%	2,168	39.9%
General and administrative	5,908	5.1%	4,784	5.7%	1,124	23.5%
Depreciation and amortization	5,987	5.2%	4,043	4.8%	1,944	48.1%
Preopening expense	2,789	2.4%	1,729	2.1%	1,060	61.3%
Partner investment expense	810	0.7%	129	0.2%	681	—

Total costs and expenses	114,431	99.2%	82,673	98.5%	31,758	38.4%

Income from operations	874	0.8%	1,292	1.5%	(418)	(32.4%)
Interest and other income, net	16	0.0%	36	0.0%	(20)	(55.6%)
Minority interest	(598)	(0.5%)	(569)	(0.7%)	(29)	5.1%

Income before provision for income taxes	$292	0.3%	$759	0.9%	$(467)	(61.5%)

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $44.7 million generated by 20 new Bistro restaurants that opened during the first half of 2007 and the second half of 2006, partially offset by a $0.2 million net decrease in revenues for restaurants that opened prior to the second quarter of 2006. An effective price increase of approximately 2-3% impacted all restaurants and also contributed to the increase in revenues. Such increases were partially offset by a decline in overall guest traffic during the first half of fiscal 2007.
Pei Wei: The increase in revenues was attributable to revenues of $25.3 million generated by 38 new Pei Wei restaurants that opened during the first half of 2007 and the second half of 2006 and a $6.0 million increase in revenues for restaurants that opened prior to the second quarter of 2006. An effective price increase of approximately 2% impacted all restaurants and also contributed to the increase in revenues. Such increases were partially offset by a slight decline in overall guest traffic during the first half of fiscal 2007.
In addition to the revenues earned by Bistro and Pei Wei, consolidated revenues include $1.3 million of revenues generated by our Taneko concept.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues at the Bistro decreased slightly primarily due to lower pork and seafood expense resulting from favorable pricing, improved yields and increased purchasing through national distribution contracts partially offset by higher produce expense. An adjustment resulting from a modification of our accounting policy related to rebate accruals during the second quarter of 2006 partially offset this decrease.

Pei Wei: Cost of sales as a percentage of revenues at Pei Wei increased slightly primarily due to an adjustment resulting from a modification of our accounting policy related to rebate accruals during the second quarter of 2006. Excluding this adjustment, cost of sales as a percentage of revenues decreased slightly primarily due to lower pork expense resulting from favorable pricing and yields partially offset by higher other food expense.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues at the Bistro increased primarily due to higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure and, to a lesser extent, the impact of wage rate pressure across all labor categories and decreased leverage resulting from lower average weekly sales. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims activity.
Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased primarily due to decreased leverage resulting from lower average weekly sales, increased management incentive costs and continued wage rate pressure in culinary positions, partially offset by the benefit of reduced workers’ compensation insurance liabilities.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased slightly including an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding this adjustment, operating expenses as a percentage of revenues increased primarily due to higher maintenance contract costs, higher disposable supplies expenses, increased marketing spending and menu printing costs related to our new Yunnan menu and new menu format introduced during the first quarter of 2007.
Pei Wei: Operating expenses as a percentage of revenues at our Pei Wei restaurants decreased due to an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding this adjustment, operating expenses as a percentage of revenues were consistent with prior year. This was primarily due to reduced take-out supplies, disposable supplies and menu printing costs partially offset by higher utilities and maintenance expenses, increased marketing spending as well as the impact of decreased leverage resulting from lower average weekly sales.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues at the Bistro increased primarily due to higher general liability insurance costs for 2007 combined with decreased leverage resulting from lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased slightly primarily due to decreased leverage resulting from lower average weekly sales combined with higher general liability insurance costs for 2007.
General and Administrative
Each segment contributed as follows:
Bistro: General and administrative costs at the Bistro increased primarily due to higher management incentive accruals due to the impact of the 2007 change in the Bistro partnership structure.
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

Shared Services and Other: General and administrative costs for Shared Services and Other increased $2.8 million principally due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, increased share-based compensation expense and, to a lesser extent, higher consulting and marketing costs.
Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last half of fiscal 2006 and during the first half of fiscal 2007 and, to a lesser extent, an increase in amortization of intangible and other assets. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last half of fiscal 2006 and during the first half of fiscal 2007. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and decreased leverage resulting from lower average weekly sales.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense increased primarily due to the timing of costs related to upcoming third and fourth quarter new restaurant openings compared to the prior year.
Pei Wei: Preopening expense increased primarily due to the impact of opening 19 new Pei Wei restaurants during the first half of 2007 compared to 11 new Pei Wei restaurants during the first half of 2006, partially offset by a slight decrease in average per location preopening costs incurred during the current year principally due to opening additional new stores in mature markets, which typically results in lower preopening costs due to operational efficiencies.
Partner Investment Expense
Each segment contributed as follows:
Bistro: Partner investment expense at the Bistro decreased due to the change in partnership structure discussed above, which led to a significant increase in early buyouts of minority partner interests during the first half of fiscal 2007. These early buyouts resulted in a $2.7 million reversal of previously recognized partner investment expense due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new restaurant opens.
Pei Wei: Partner investment expense at Pei Wei increased primarily due to the impact of opening 19 new restaurants during the first half of fiscal 2007 compared to opening 11 new restaurants during the first half of fiscal 2006, as well as expense reductions related to minority partner buyouts in the prior year. These increases were partially offset by the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in 2007.
Interest and Other Income (Expense), Net
Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities to finance our share repurchase program, which commenced during the third quarter of fiscal 2006 (see “Share Repurchase Program” in the Liquidity and Capital Resources section for further detail). Interest income earned during 2007 primarily relates to interest-bearing overnight deposits.

Minority Interest
Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during the first half of fiscal 2007, which resulted in a reduction in the number of minority interests from 357 as of July 2, 2006 to 182 minority interests as of July 1, 2007.
Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased due to the impact of lower restaurant net income and partner buyouts occurring during the first half of fiscal 2007, which resulted in fewer minority partners compared to the prior year.
Provision for Income Taxes
Our effective tax rate was 26.4% for the first half of fiscal 2007 compared to 26.8% for the first half of fiscal 2006. Disregarding the impact of reserve adjustments in both periods, our effective tax rate was 27.5% and 27.8% for the first half of fiscal 2007 and 2006, respectively. The income tax rates for the first half of fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
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
The following table presents a summary of our cash flows for the six months ended July 1, 2007 and July 2, 2006 (in thousands):

	2007	2006
Net cash provided by operating activities	$54,490	$46,601
Net cash used in investing activities	(74,583)	(45,597)
Net cash used in financing activities	(2,027)	(12,240)

Net decrease in cash and cash equivalents	$(22,120)	$(11,236)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $54.5 million and $46.6 million for the first half of fiscal 2007 and 2006, respectively. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest, share-based compensation and partnership-related non-cash expenses.
Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities during the first half of fiscal 2007 and 2006 was $74.6 million and $45.6 million, respectively, and primarily related to capital expenditures of $64.4 million and $41.8 million during the first half of fiscal 2007 and 2006, respectively. Capital expenditures during the current year increased compared to the prior year primarily due to a higher number of new restaurant openings.

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
Investment activities also include purchases of minority interests of $9.5 million and $1.2 million during the first half of fiscal 2007 and 2006. We purchased 183 partnership interests during the first half of 2007. This represents an increase in the historical rate of purchases resulting primarily from the implementation of our new Bistro partnership structure at the beginning of the current year and the corresponding desire of many of our existing partners to sell their partnership interest and instead participate in our new management incentive compensation programs.
Additionally, net purchases of short-term investments totaling $2.2 million were included for the first half of fiscal 2006.
Financing Activities
Financing activities during the first half of fiscal 2007 and 2006 included proceeds from stock options exercised and employee stock purchases, distributions to minority partners, debt repayments and the tax benefit from disqualifying stock option dispositions. Additionally, financing activities during the first half of fiscal 2007 included $6.0 million of credit line borrowings and financing activities during the first half of fiscal 2006 included $7.3 million related to the purchase of Pei Wei minority interests.
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
Credit Facility
On August 4, 2006, we entered into a credit agreement with a commercial lending institution which allows for borrowings up to $50.0 million at an interest rate of 50 basis points over the applicable London Interbank Offered Rate (“LIBOR”). The revolving credit facility expires on August 4, 2011 and contains certain restrictions and conditions which require us to maintain a maximum adjusted leverage ratio of 2.25:1 and a minimum fixed-charge coverage ratio of 1.25:1. We were in compliance with these restrictions and conditions as of July 1, 2007. We had borrowings of $10.0 million outstanding under the credit facility as of July 1, 2007 and $9.7 million committed for the issuance of a letter of credit which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the line of credit were $30.3 million as of July 1, 2007.
Share Repurchase Program
In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next year. We have funded our share repurchases to date primarily with cash on hand, however, we have also negotiated a $50.0 million revolving credit facility referenced above to provide additional liquidity and offer flexibility in funding our share repurchases. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006 and none thus far in fiscal 2007. The remaining $3.6 million available under this share repurchase authorization expired during July 2007.
In July 2007, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next two years. We intend to use cash on hand and available credit lines to repurchase shares.

Partnership Activities
As of July 1, 2007, there were 138 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the first half of fiscal 2007, we had the opportunity to purchase 19 partner interests which had reached the five-year threshold period during the quarter, as well as 179 additional partner interests which had either (i) reached the end of their initial five-year term in prior years, (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who elected an early repurchase of their minority interest by the Company due to the opportunity to participate in the new Bistro management incentive compensation program. We purchased 183 of these interests in their entirety for a total of approximately $19.7 million. Of the total purchase price, approximately $9.5 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at July 1, 2007.
During the remainder of fiscal 2007, we will have the opportunity to purchase 19 additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price would approximate $2.0 million to $2.5 million based upon the estimated fair value of the respective interests at July 1, 2007. If we purchase all of these interests in 2007, the estimated liquidity impact would be a reduction of cash of approximately $0.7 million to $0.8 million during the year.
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
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments and revolving credit facility. Our revolving credit facility allows for borrowings up to $50.0 million bearing interest at variables rates of LIBOR plus 0.50%. We held no short-term investments at December 31, 2006. We had borrowings of $10.0 million outstanding under our credit facility and promissory notes totaling $11.2 million at July 1, 2007. A hypothetical 100 basis point change in interest rates would not have a material impact on our results of operations.

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
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; increases in the minimum wage; intense competition in the restaurant industry; changes in general economic and political conditions that affect consumer spending; fluctuations in operating results; our inability to retain key personnel; failure to comply with governmental regulations; future changes in financial accounting standards; changes in how we account for certain aspects of our partnership program; strain on our management resources resulting from implementing our growth strategy; potential labor shortages that may delay planned openings; changes in food costs; rising insurance costs; litigation; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 14, 2007. There have been no material changes to these risk factors other than the change of the following.
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
Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Services, or BCIS. The United States Congress has recently been considering changes to Federal immigration laws and various states are also in the process of considering or have already adopted new immigration laws. Some of these new laws may adversely affect our operations by increasing our obligations for compliance and oversight. Though we require all workers to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Any material disruption of our business, as a result of seizure of our workers, changes in immigration law, or significantly increased labor costs at our facilities in the future, could have a material adverse effect on our business, financial condition and operating results.
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
Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our commodities, like produce, which is purchased locally by each restaurant and certain other specialty items that we purchase from Chinese import/export brokers, we rely on Distribution Market Advantage as the primary distributor of our ingredients. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Any disruption in the supply of specialty items from China due to quality or availability issues could also cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on April 27, 2007. There were three proposals up for approval. The results of voting are as follows:
1) The election of the Board of Directors:

	Total Votes	Total Votes
	For	Against	Abstain
Richard L. Federico	24,480,695	332,770	6,162
F. Lane Cardwell, Jr.	20,769,830	4,036,653	12,944
Lesley H. Howe	24,761,606	52,660	5,361
M. Ann Rhoades	20,768,451	4,038,403	12,773
James G. Shennan, Jr.	20,769,097	4,037,564	12,966
R. Michael Welborn	24,754,158	60,451	5,018
Kenneth J. Wessels	24,764,676	50,953	3,998
Subsequent to the Annual Meeting of Stockholders, Kenneth A. May was appointed as an additional member of the Board of Directors.
2) To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 30, 2007:

Total Votes	Total Votes
For	Against	Abstain
24,784,538	31,000	4,089
3) To approve any adjournments of the meeting to another time or place, if necessary in the judgment of proxy holders, for the purpose of soliciting additional proxies in favor of any of the foregoing proposals:

Total Votes	Total Votes
For	Against	Abstain
13,808,795	10,344,691	666,141

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(2)	Amended and Restated Bylaws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 8, 2006.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

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

Date: July 25, 2007

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