Form 10-Q
period 2007-09-30
P F CHANGS CHINA BISTRO INC
filed 2007-10-26
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____  ..
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
As of September 30, 2007, there were 26,000,154 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,624	$31,589
Inventories	4,406	4,232
Prepaids and other current assets	24,502	28,995

Total current assets	33,532	64,816
Property and equipment, net	502,463	421,770
Goodwill	6,819	6,819
Intangible assets, net	21,751	12,644
Other assets	10,887	7,996

Total assets	$575,452	$514,045

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,145	$15,255
Construction payable	11,302	9,075
Accrued expenses	53,320	55,848
Unearned revenue	13,794	18,226
Current portion of long-term debt, including $3,480 and $3,542 due to related parties at September 30, 2007 and December 31, 2006, respectively	6,844	5,487

Total current liabilities	101,405	103,891
Long-term debt, including $3,048 and $588 due to related parties at September 30, 2007 and December 31, 2006, respectively	35,247	13,723
Lease obligations	83,479	71,682
Other liabilities	3,041	1,909
Minority interest	18,184	33,315
Commitments and contingencies (Note 9)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 26,000,154 shares and 25,373,019 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	27	27
Additional paid-in capital	193,655	174,101
Treasury stock, at cost, 1,397,261 shares outstanding at both September 30, 2007 and December 31, 2006	(46,373)	(46,373)
Retained earnings	186,787	161,770

Total common stockholders’ equity	334,096	289,525

Total liabilities and common stockholders’ equity	$575,452	$514,045

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Revenues	$270,880	$231,024	$802,695	$685,618
Costs and expenses:
Cost of sales	74,092	62,954	220,018	187,679
Labor	92,127	76,209	272,026	228,526
Operating	43,999	36,382	127,629	107,433
Occupancy	16,025	13,371	46,548	38,589
General and administrative	17,375	14,641	49,903	41,930
Depreciation and amortization	14,855	11,584	41,140	32,504
Preopening expense	4,939	3,792	10,775	8,303
Partner investment expense	(71)	1,487	(1,940)	2,612

Total costs and expenses	263,341	220,420	766,099	647,576

Income from operations	7,539	10,604	36,596	38,042
Interest and other income (expense), net	(10)	344	512	1,404

Income before minority interest and provision for income taxes	7,529	10,948	37,108	39,446
Minority interest	(808)	(1,948)	(3,576)	(6,003)

Income before provision for income taxes	6,721	9,000	33,532	33,443
Provision for income taxes	(1,446)	(2,414)	(8,515)	(8,955)

Net income	$5,275	$6,586	$25,017	$24,488

Net income per share:
Basic	$0.20	$0.25	$0.98	$0.93

Diluted	$0.20	$0.25	$0.96	$0.91

Weighted average shares used in computation:
Basic	25,773	26,000	25,656	26,344

Diluted	26,105	26,558	26,093	27,019

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$25,017	$24,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,140	32,504
Share-based compensation	7,390	7,409
Minority interest	3,576	6,003
Partner bonus expense, imputed	932	1,438
Deferred income taxes	339	(6,529)
Partner investment expense	(1,940)	2,612
Tax benefit from disqualifying stock option dispositions credited to equity	(4,465)	(1,685)
Other	68	—
Changes in operating assets and liabilities:
Inventories	(174)	(378)
Prepaids and other current assets	8,920	1,698
Other assets	(2,774)	(1,667)
Accounts payable	890	(1,768)
Accrued expenses	(2,528)	7,863
Lease obligations	11,914	6,957
Unearned revenue	(4,432)	(5,223)
Other liabilities	368	—

Net cash provided by operating activities	84,241	73,722

Investing Activities:
Capital expenditures	(115,948)	(78,601)
Purchase of minority interests	(11,716)	(1,579)
Capitalized interest	(1,249)	(640)
Purchase of short-term investments	—	(12,660)
Sale of short-term investments	—	55,070

Net cash used in investing activities	(128,913)	(38,410)

Financing Activities:
Borrowings on credit facility	41,000	—
Repayments of long-term debt	(30,006)	(4,999)
Proceeds from stock options exercised and employee stock purchases	7,699	4,605
Tax benefit from disqualifying stock option dispositions credited to equity	4,465	1,685
Distributions to minority partners	(5,428)	(7,781)
Proceeds from minority partners’ contributions	337	770
Payments of capital lease obligation	(117)	(108)
Debt issuance costs	(243)	—
Purchase of treasury stock	—	(39,515)
Purchase of subsidiary common stock	—	(7,345)

Net cash provided by (used in) financing activities	17,707	(52,688)

Net decrease in cash and cash equivalents	(26,965)	(17,376)
Cash and cash equivalents at the beginning of the period	31,589	31,948

Cash and cash equivalents at the end of the period	$4,624	$14,572

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,341	$812
Cash paid for income taxes, net of refunds	4,524	10,341

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term debt and conversion to members’ capital	$11,268	$1,405
Change in construction payable	2,227	5,972
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of September 30, 2007, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 162 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 137 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”) and one full service restaurant under the name “Taneko Japanese Tavern.”
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007.
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
Share-Based Compensation
The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also grants restricted stock with a fair value determined based on the Company’s closing stock price on the date of grant. On January 2, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS 123R using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
The fair value for options granted during the three and nine months ended September 30, 2007 and October 1, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Weighted average risk-free interest rate	4.7%	4.9%	4.7%	4.9%
Expected life of options (years)	5.5	5.5	5.5	5.7
Expected stock volatility	35.0%	35.0%	35.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
2. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options outstanding under the Company’s stock option plans. For the three months ended September 30, 2007 and October 1, 2006, 1.6 million and 1.8 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For both the nine months ended September 30, 2007 and October 1, 2006, 1.6 million of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
3. Intangible Assets
Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Intangible assets, gross	$24,720	$14,343
Accumulated amortization	(2,969)	(1,699)

Intangible assets, net	$21,751	$12,644

Intangible assets as of September 30, 2007 include additional intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment.

4. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Accrued payroll	$15,637	$18,099
Sales and use tax payable	5,923	6,531
Property tax payable	3,991	3,159
Accrued insurance	14,557	13,701
Accrued rent	4,296	3,708
Other accrued expenses	8,916	10,650

Total accrued expenses	$53,320	$55,848

5. Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions which allows for borrowings of up to $150.0 million. Borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) LIBOR plus an applicable margin as defined in the Credit Facility or (ii) the higher of (a) the Federal Funds Effective Rate plus one-half of 1.0% or (b) the Prime Rate as announced by JPMorgan Chase Bank. The Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.125%.
The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement for the Company to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of September 30, 2007.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries.
As of September 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $30.0 million at an average interest rate of 6.50% as well as $9.7 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $110.3 million at September 30, 2007.

6. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted after January 2, 2006 and for share-based awards granted prior to, but not yet vested as of the Company’s adoption of SFAS 123R on January 2, 2006. At September 30, 2007, non-vested share-based compensation, net of estimated forfeitures, totaled $18.9 million for stock options and $5.3 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.4 years for both stock options and restricted stock.
During the three months ended September 30, 2007, in conjunction with its annual corporate grant, the Company issued 240,260 stock options and 124,972 restricted stock awards with weighted average grant date fair values of $13.76 and $33.57, respectively.
Share-based compensation is classified as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Labor	$197	$332	$606	$1,048
General and administrative	2,396	2,326	6,784	6,361

Total share-based compensation	2,593	2,658	7,390	7,409
Less: tax benefit	(681)	(731)	(1,940)	(2,037)

Total share-based compensation, net of tax	$1,912	$1,927	$5,450	$5,372

7. Income Taxes
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. At the date of adoption, the Company had $2.1 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of September 30, 2007, the Company had $1.6 million of unrecognized tax benefits.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of both the date of adoption and September 30, 2007, the Company had accrued $0.2 million of interest and $0.1 million of penalties related to uncertain tax positions.

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
The table below presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended September 30, 2007:
Revenues	$270,880	$598	$208,544	$61,738
Income (loss) before provision for income taxes	6,721	(8,773)	16,904	(1,410)
Capital expenditures	51,577	84	40,340	11,153
Depreciation and amortization	14,855	577	10,861	3,417

For the Three Months Ended October 1, 2006:
Revenues	$231,024	$—	$184,914	$46,110
Income (loss) before provision for income taxes	9,000	(7,733)	17,528	(795)
Capital expenditures	36,819	1,654	25,930	9,235
Depreciation and amortization	11,584	299	8,831	2,454

For the Nine Months Ended September 30, 2007:
Revenues	$802,695	$1,906	$623,746	$177,043
Income (loss) before provision for income taxes	33,532	(24,310)	58,960	(1,118)
Capital expenditures	115,948	219	85,816	29,913
Depreciation and amortization	41,140	1,338	30,398	9,404

For the Nine Months Ended October 1, 2006:
Revenues	$685,618	$—	$555,543	$130,075
Income (loss) before provision for income taxes	33,443	(19,480)	52,959	(36)
Capital expenditures	78,601	2,992	53,140	22,469
Depreciation and amortization	32,504	860	25,147	6,497

As of September 30, 2007:
Total assets	$575,452	$37,011	$426,395	$112,046
Goodwill	6,819	—	6,566	253

As of December 31, 2006:
Total assets	$514,045	$29,755	$395,263	$89,027
Goodwill	6,819	—	6,566	253
9. Commitments and Contingencies
The Company is engaged in various legal actions, which arise in the ordinary course of its business. The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.

10. Subsequent Event
On October 19, 2007, the Company’s Board of Directors increased the amount of the Company’s current share repurchase program authorization from $50.0 million to $100.0 million. Under this program, the Company may repurchase outstanding shares of its common stock from time to time in the open market or in private during the two-year period ending October 19, 2009, at prevailing market prices. The Company intends to use cash on hand and available credit lines to repurchase shares under the program.

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
Bistro
As of September 30, 2007, we owned and operated 162 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service and American hospitality in a sophisticated, contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of a Bistro restaurant located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.
We intend to open 20 new Bistros during fiscal 2007, 10 of which were open by the end of the third quarter of 2007. We will continue our development in existing markets and plan to enter eight new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $415,000 per restaurant during 2007, which includes approximately $50,000 per restaurant in preopening rent.
Pei Wei
As of September 30, 2007, we owned and operated 137 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment offering attentive counter service and take-out flexibility. Pei Wei opened its first unit in July 2000 in the Phoenix, Arizona area and has expanded significantly since then.
We intend to open 37 Pei Wei restaurants in 2007, 30 of which were open by the end of the third quarter of 2007. We will continue our development in existing markets and plan to enter nine new markets in 2007. We have signed lease agreements for all of our development planned for fiscal 2007. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $750,000 to $850,000 and total invested capital of approximately $1.4 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $140,000 per restaurant during 2007, which includes approximately $27,000 per restaurant in preopening rent.

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
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and nine-month periods ended September 30, 2007 and October 1, 2006, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Results for the three months ended September 30, 2007 and October 1, 2006
Our consolidated operating results for the three months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Three months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$270,880	100.0%	$231,024	100.0%	$39,856	17.3%
Costs and expenses:
Cost of sales	74,092	27.4%	62,954	27.2%	11,138	17.7%
Labor	92,127	34.0%	76,209	33.0%	15,918	20.9%
Operating	43,999	16.2%	36,382	15.7%	7,617	20.9%
Occupancy	16,025	5.9%	13,371	5.8%	2,654	19.8%
General and administrative	17,375	6.4%	14,641	6.3%	2,734	18.7%
Depreciation and amortization	14,855	5.5%	11,584	5.0%	3,271	28.2%
Preopening expense	4,939	1.8%	3,792	1.6%	1,147	30.2%
Partner investment expense	(71)	(0.0%)	1,487	0.6%	(1,558)	—

Total costs and expenses	263,341	97.2%	220,420	95.4%	42,921	19.5%

Income from operations	7,539	2.8%	10,604	4.6%	(3,065)	(28.9%)
Interest and other income, net	(10)	(0.0%)	344	0.1%	(354)	—
Minority interest	(808)	(0.3%)	(1,948)	(0.8%)	1,140	58.5%

Income before provision for income taxes	6,721	2.5%	9,000	3.9%	(2,279)	(25.3%)
Provision for income taxes	(1,446)	(0.5%)	(2,414)	(1.0%)	968	40.1%

Net income	$5,275	1.9%	$6,586	2.9%	$(1,311)	(19.9%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Operating results for the Bistro for the three months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Three months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$208,544	100.0%	$184,914	100.0%	$23,630	12.8%
Costs and expenses:
Cost of sales	56,943	27.3%	50,131	27.1%	6,812	13.6%
Labor	69,946	33.5%	59,959	32.4%	9,987	16.7%
Operating	32,981	15.8%	28,306	15.3%	4,675	16.5%
Occupancy	11,739	5.6%	10,307	5.6%	1,432	13.9%
General and administrative	5,990	2.9%	4,773	2.6%	1,217	25.5%
Depreciation and amortization	10,861	5.2%	8,831	4.8%	2,030	23.0%
Preopening expense	2,974	1.4%	2,355	1.3%	619	26.3%
Partner investment expense	(433)	(0.2%)	956	0.5%	(1,389)	—

Total costs and expenses	191,001	91.6%	165,618	89.6%	25,383	15.3%

Income from operations	17,543	8.4%	19,296	10.4%	(1,753)	(9.1%)
Interest and other income, net	(40)	(0.0%)	(51)	(0.0%)	11	21.6%
Minority interest	(599)	(0.3%)	(1,717)	(0.9%)	1,118	65.1%

Income before provision for income taxes	$16,904	8.1%	$17,528	9.5%	$(624)	(3.6%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Operating results for Pei Wei for the three months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Three months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$61,738	100.0%	$46,110	100.0%	$15,628	33.9%
Costs and expenses:
Cost of sales	16,922	27.4%	12,823	27.8%	4,099	32.0%
Labor	21,843	35.4%	16,250	35.2%	5,593	34.4%
Operating	10,835	17.5%	8,076	17.5%	2,759	34.2%
Occupancy	4,231	6.9%	3,064	6.6%	1,167	38.1%
General and administrative	3,342	5.4%	2,276	4.9%	1,066	46.8%
Depreciation and amortization	3,417	5.5%	2,454	5.3%	963	39.2%
Preopening expense	1,965	3.2%	1,204	2.6%	761	63.2%
Partner investment expense	362	0.6%	531	1.2%	(169)	(31.8%)

Total costs and expenses	62,917	—	46,678	—	16,239	34.8%

Income from operations	(1,179)	(1.9%)	(568)	(1.2%)	(611)	—
Interest and other income, net	(22)	(0.0%)	4	0.0%	(26)	—
Minority interest	(209)	(0.3%)	(231)	(0.5%)	22	(9.5%)

Income before provision for income taxes	$(1,410)	(2.3%)	$(795)	(1.7%)	$(615)	77.4%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $22.0 million generated by 20 new Bistro restaurants that opened during the first three quarters of 2007 and the last quarter of 2006 combined with a full quarter of revenues for those stores that opened during the third quarter of 2006. Revenue for stores that opened prior to the third quarter of 2006 experienced a decline in overall guest traffic which resulted in lower sales volumes despite the benefit of a two to three percent effective price increase.
Pei Wei: The increase in revenues was attributable to revenues of $14.6 million generated by the 40 new Pei Wei restaurants that opened during the first three quarters of 2007 and the last quarter of 2006 combined with a full quarter of revenues for those stores that opened during the third quarter of 2006. Revenue for stores that opened prior to the third quarter of 2006 experienced a decline in overall guest traffic which resulted in lower sales volumes.
In addition to the revenues earned by Bistro and Pei Wei, consolidated revenues include $0.6 million of revenues generated by our Taneko concept.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues at the Bistro increased slightly primarily due to higher dry food expenses as well as the impact of our new grill menu items. The increases were partially offset by lower seafood and pork expenses resulting from favorable pricing, improved yields and increased purchasing through national distribution contracts.

Pei Wei: Cost of sales as a percentage of revenues at Pei Wei decreased primarily due to lower produce expense resulting from the increase in product availability, favorable yields and the number of products covered by contract pricing, as well as lower pork expense resulting from favorable pricing and yields, partially offset by increased dry food expense.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues at the Bistro increased primarily due to wage rate pressure impacting all hourly labor categories, the impact of decreased leverage resulting from lower average weekly sales on the portion of labor costs that are fixed by nature, higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure and increased health insurance costs. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.
Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased primarily due to the impact of wage rate pressure in culinary positions, increased management incentive costs and the impact of decreased leverage resulting from lower average weekly sales on the portion of labor costs that are fixed by nature. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development and decreased management salaries expense resulting from operational efficiencies.
Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and fluctuate with revenues. Our experience to date has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased primarily due to higher repair and maintenance costs (including the impact of repair costs related to a fire at our Nashville restaurant), higher disposable supplies expenses and to a lesser extent, the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that are fixed by nature.
Pei Wei: Operating expenses as a percentage of revenues at our Pei Wei restaurants were consistent with the prior year primarily due to the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that are fixed by nature and an increase in marketing spending, partially offset by a decrease in cleaning supply costs and utilities expense.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues at the Bistro increased slightly primarily due to higher general liability insurance costs and the impact of decreased leverage resulting from lower average weekly sales, partially offset by a slight decrease in property tax expense.
Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased primarily due to the impact of decreased leverage resulting from lower average weekly sales and higher general liability insurance costs, partially offset by a slight decrease in property tax expense.

General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including management and staff salaries, employee benefits, travel, legal and professional fees, technology and market research. Each segment contributed as follows:
Bistro: General and administrative costs at the Bistro increased primarily due to an increase in health insurance costs, increased travel-related expenses and, to a lesser extent, increased management salaries due to the addition of regional partners and our new Bistro Chief Operating Officer position, and higher management incentive accruals due to the impact of the 2007 change in the Bistro partnership structure.
Pei Wei: General and administrative costs at Pei Wei increased primarily due to an increase in compensation expense related to the addition of development and operating partners as well as our new Pei Wei Chief Operating Officer position, increased health insurance costs and, to a lesser extent, higher management incentive accruals, increased travel-related expenses and higher share-based compensation expense.
Shared Services and Other: General and administrative costs for Shared Services and Other increased $0.5 million principally due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, increased health and other employee benefits costs, and, to a lesser extent, higher share-based compensation expense. The increase was offset by the absence of incentive accruals in fiscal 2007.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last quarter of fiscal 2006 and the first three quarters of fiscal 2007 and, to a lesser extent, costs related to our new plateware and grill menu initiatives and higher intangible and other assets. The increase was partially offset by the impact of a change in the amortization of non-transferable liquor license fees during the prior year. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and increased remodeling costs at existing restaurants.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last quarter of fiscal 2006 and the first three quarters of fiscal 2007. The increase was partially offset by the impact of a change in the amortization of non-transferable liquor license fees during the prior year. As a percentage of revenues, depreciation and amortization increased due to decreased leverage resulting from lower average weekly sales and higher average capital expenditures for new restaurants.
Preopening Expense
Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation costs, employee payroll and related training costs. Preopening expenses also include straight-line rent expense for the period between the possession date of leased premises and the restaurant opening date. Each segment contributed as follows:
Bistro: Preopening expense increased primarily due to the timing of expenses related to restaurants scheduled to open during the fourth quarter of 2007 and early fiscal 2008 as well as the impact of a greater number of restaurants scheduled to open during the first quarter of 2008 compared to the first quarter of 2007.
Pei Wei: Preopening expense increased primarily due to the impact of opening 11 new Pei Wei restaurants during the third quarter of 2007 compared to nine new Pei Wei restaurants during the third quarter of 2006, as well as the timing of expenses related to restaurants scheduled to open during the fourth quarter of 2007 and early fiscal 2008 compared to the fourth quarter of 2006 and greater preopening rent expense due to earlier possession of new stores in fiscal 2007 as compared to fiscal 2006.

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
Bistro: Partner investment expense at the Bistro decreased due to the change in partnership structure discussed above, which led to a significant increase in buyouts of minority partner interests during fiscal 2007. These buyouts resulted in a $0.4 million reversal during the third quarter of previously recognized partner investment expense, due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new restaurant opens.
Pei Wei: Partner investment expense at Pei Wei decreased primarily due to the impact in the current quarter of expense reductions related to minority partner buyouts and, to a lesser extent, the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in 2007. These items were partially offset by the impact of opening 11 new restaurants during the third quarter of fiscal 2007 compared to opening nine new restaurants during the third quarter of fiscal 2006.
Interest and Other Income (Expense), Net
Interest expense recognized during fiscal 2007 primarily consists of accretion expense related to our conditional asset retirement obligations. Interest income earned during fiscal 2007 primarily relates to interest-bearing overnight deposits.
Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities to finance our share repurchase program, which commenced during the third quarter of fiscal 2006 (see “Share Repurchase Program” in the Liquidity and Capital Resources section for further detail).
Minority Interest
Minority interest represents the portion of our net earnings which is attributable to the collective ownership interests of our minority partners. As previously discussed, in many of our restaurants we employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2007. These buyouts reduced the number of minority interests from 349 as of October 1, 2006 to 152 as of September 30, 2007.
Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased slightly due to the impact of lower restaurant net income and partner buyouts occurring during fiscal 2007.
Provision for Income Taxes
Our effective tax rate was 21.5% for the third quarter of fiscal 2007 compared to 26.8% for the third quarter of fiscal 2006. Disregarding the impact of reserve adjustments in both periods, our effective tax rate was 26.3% and 27.5% for the first three quarters of fiscal 2007 and 2006, respectively. The income tax rates for the third quarter of fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
See Note 7 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

Results for the nine months ended September 30, 2007 and October 1, 2006
Our consolidated operating results for the nine months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Nine months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$802,695	100.0%	$685,618	100.0%	$117,077	17.1%
Costs and expenses:
Cost of sales	220,018	27.4%	187,679	27.4%	32,339	17.2%
Labor	272,026	33.9%	228,526	33.3%	43,500	19.0%
Operating	127,629	15.9%	107,433	15.7%	20,196	18.8%
Occupancy	46,548	5.8%	38,589	5.6%	7,959	20.6%
General and administrative	49,903	6.2%	41,930	6.1%	7,973	19.0%
Depreciation and amortization	41,140	5.1%	32,504	4.7%	8,636	26.6%
Preopening expense	10,775	1.3%	8,303	1.2%	2,472	29.8%
Partner investment expense	(1,940)	(0.2%)	2,612	0.4%	(4,552)	—

Total costs and expenses	766,099	95.4%	647,576	94.5%	118,523	18.3%

Income from operations	36,596	4.6%	38,042	5.5%	(1,446)	(3.8%)
Interest and other income, net	512	0.1%	1,404	0.2%	(892)	(63.5%)
Minority interest	(3,576)	(0.4%)	(6,003)	(0.9%)	2,427	40.4%

Income before provision for income taxes	33,532	4.2%	33,443	4.9%	89	0.3%
Provision for income taxes	(8,515)	(1.1%)	(8,955)	(1.3%)	440	4.9%

Net income	$25,017	3.1%	$24,488	3.6%	$529	2.2%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Operating results for the Bistro for the nine months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Nine months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$623,746	100.0%	$555,543	100.0%	$68,203	12.3%
Costs and expenses:
Cost of sales	170,420	27.3%	151,712	27.3%	18,708	12.3%
Labor	209,085	33.5%	183,364	33.0%	25,721	14.0%
Operating	96,859	15.5%	84,856	15.3%	12,003	14.1%
Occupancy	34,554	5.5%	30,094	5.4%	4,460	14.8%
General and administrative	17,824	2.9%	15,209	2.7%	2,615	17.2%
Depreciation and amortization	30,398	4.9%	25,147	4.5%	5,251	20.9%
Preopening expense	6,020	1.0%	4,996	0.9%	1,024	20.5%
Partner investment expense	(3,112)	(0.5%)	1,952	0.4%	(5,064)	—

Total costs and expenses	562,048	90.1%	497,330	89.5%	64,718	13.0%

Income from operations	61,698	9.9%	58,213	10.5%	3,485	6.0%
Interest and other income, net	31	0.0%	(51)	(0.0%)	82	—
Minority interest	(2,769)	(0.4%)	(5,203)	(0.9%)	2,434	46.8%

Income before provision for income taxes	$58,960	9.5%	$52,959	9.5%	$6,001	11.3%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Operating results for Pei Wei for the nine months ended September 30, 2007 and October 1, 2006 were as follows (dollars in thousands):

	Nine months ended
	September 30,	% of	October 1,	% of		%
	2007	Revenues	2006	Revenues	Change	Change

Revenues	$177,043	100.0%	$130,075	100.0%	$46,968	36.1%
Costs and expenses:
Cost of sales	48,843	27.6%	35,967	27.7%	12,876	35.8%
Labor	61,874	34.9%	45,162	34.7%	16,712	37.0%
Operating	30,221	17.1%	22,577	17.4%	7,644	33.9%
Occupancy	11,830	6.7%	8,495	6.5%	3,335	39.3%
General and administrative	9,250	5.2%	7,060	5.4%	2,190	31.0%
Depreciation and amortization	9,404	5.3%	6,497	5.0%	2,907	44.7%
Preopening expense	4,754	2.7%	2,933	2.3%	1,821	62.1%
Partner investment expense	1,172	0.7%	660	0.5%	512	77.6%

Total costs and expenses	177,348	—	129,351	99.4%	47,997	37.1%

Income from operations	(305)	(0.2%)	724	0.6%	(1,029)	—
Interest and other income, net	(6)	(0.0%)	40	0.0%	(46)	—
Minority interest	(807)	(0.5%)	(800)	(0.6%)	(7)	0.9%

Income before provision for income taxes	$(1,118)	(0.6%)	$(36)	(0.0%)	$(1,082)	—

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $53.7 million generated by 20 new Bistro restaurants that opened during the first three quarters of 2007 and the last quarter of 2006 combined with a full three quarters of revenues for those stores that opened during the first three quarters of 2006. Revenue for stores that opened prior to 2006 experienced a decline in overall guest traffic which resulted in lower sales volumes despite the benefit of a two to three percent effective price increase.
Pei Wei: The increase in revenues was attributable to revenues of $31.7 million generated by the 40 new Pei Wei restaurants that opened during the first three quarters of 2007 and the last quarter of 2006 combined with a full three quarters of revenues for those stores that opened during the first three quarters of 2006. Revenue for stores that opened prior to 2006 experienced a decline in overall guest traffic which resulted in lower sales volumes despite the benefit of a one to two percent effective price increase.
In addition to the revenues earned by Bistro and Pei Wei, consolidated revenues include $1.9 million of revenues generated by our Taneko concept.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues at the Bistro remained consistent primarily due to lower seafood and pork expense resulting from favorable pricing, improved yields and increased purchasing through national distribution contracts partially offset by higher produce expense.

Pei Wei: Cost of sales as a percentage of revenues at Pei Wei decreased slightly primarily due to lower pork expense resulting from favorable pricing and yields and lower produce expense resulting from the increase in product availability. This impact was partially offset by increased dry food expense and the impact of an adjustment recorded during the second quarter of 2006 resulting from a modification of our accounting policy related to rebate accruals.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues at the Bistro increased primarily due to higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure, wage rate pressure impacting all hourly labor categories and decreased leverage on lower average weekly sales on the portion of labor costs that are fixed by nature. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.
Pei Wei: Labor expenses as a percentage of revenues at Pei Wei increased primarily due to continued wage rate pressure in culinary positions, increased management incentive costs, and the impact of decreased leverage resulting from lower average weekly sales on the portion of labor costs that are fixed by nature, partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues at our Bistro restaurants increased slightly when considering an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding the impact of this adjustment, operating expenses as a percentage of revenues increased primarily due to higher repair and maintenance costs (including the impact of repair costs related to a fire during the third quarter at our Nashville restaurant), and disposable supplies expense as well as the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that are fixed by nature.
Pei Wei: Operating expenses as a percentage of revenues at our Pei Wei restaurants decreased slightly including an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding the impact of this adjustment, operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that are fixed by nature, and increase in marketing spending, partially offset by reduced take-out supplies costs and other restaurant expenses.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues at the Bistro increased slightly primarily due to higher general liability insurance costs combined with the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues at Pei Wei increased primarily due to the impact of decreased leverage resulting from lower average weekly sales combined with higher general liability insurance costs.
General and Administrative
Each segment contributed as follows:
Bistro: General and administrative costs at the Bistro increased primarily due to higher management incentive accruals due to the impact of the 2007 change in the Bistro partnership structure, an increase in health insurance costs, increased travel-related expenses and increased management salaries due to the addition of regional partners and our new Bistro Chief Operating Officer position.

Pei Wei: General and administrative costs at Pei Wei increased primarily due to an increase in compensation and expense related to the addition of development and operating partners as well as our new Pei Wei Chief Operating Officer position, increased health insurance costs, higher management incentive accruals, and increased share-based compensation expense. As a percentage of revenues, Pei Wei’s general and administrative costs decreased compared to the prior year due primarily to the impact of a greater number of store openings in 2007.
Shared Services and Other: General and administrative costs for Shared Services and Other increased $3.2 million principally due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, increased share-based compensation expense and, to a lesser extent, higher consulting and marketing spending. The increase was partially offset by the absence of incentive compensation accruals in fiscal 2007.
Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last quarter of fiscal 2006 and the first three quarters of fiscal 2007 and, to a lesser extent, higher intangible and other assets and costs related to our new plateware and grill menu initiatives. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and remodels as well as the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants opened during the last quarter of fiscal 2006 and the first three quarters of fiscal 2007. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales, and higher average capital expenditures for new restaurants.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense increased primarily due to the timing of expenses related to restaurants scheduled to open during the fourth quarter of 2007 and early fiscal 2008 as well as the impact of a greater number of restaurants scheduled to open during the first quarter of 2008 compared to the first quarter of 2007. Additionally, total preopening costs per restaurant increased slightly during fiscal 2007 compared to the prior year.
Pei Wei: Preopening expense increased primarily due to the impact of opening 30 new Pei Wei restaurants during the first three quarters of fiscal 2007 compared to 20 new Pei Wei restaurants during the first three quarters of fiscal 2006, as well as an increase in preopening expense related to unopened stores through the third quarter of each fiscal year.
Partner Investment Expense
Each segment contributed as follows:
Bistro: Partner investment expense at the Bistro decreased due to the change in partnership structure discussed above, which led to a significant increase in early buyouts of minority partner interests during fiscal 2007. These early buyouts resulted in a $3.1 million reversal of previously recognized partner investment expense due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new restaurant opens.
Pei Wei: Partner investment expense at Pei Wei increased primarily due to the impact of opening 30 new restaurants during the first three quarters of fiscal 2007 compared to opening 20 new restaurants during the first three quarters of fiscal 2006, as well as higher expense reductions related to minority partner buyouts. These increases were partially offset by the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in fiscal 2007.

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
Minority Interest
Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2007. These buyouts reduced the number of minority interests from 349 as of October 1, 2006 to 152 minority interests as of September 30, 2007.
Pei Wei: Minority interest as a percentage of revenues at Pei Wei decreased due to the impact of lower restaurant net income and partner buyouts occurring during the first three quarters of fiscal 2007.
Provision for Income Taxes
Our effective tax rate was 25.4 % for the first three quarters of fiscal 2007 compared to 26.8% for the first three quarters of fiscal 2006. Disregarding the impact of reserve adjustments in both periods, our effective tax rate was 26.3% and 27.5% for the first three quarters of fiscal 2007 and 2006, respectively. The income tax rates for the first three quarters of fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
See Note 7 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.
Liquidity and Capital Resources
Cash Flow
Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility from time to time. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. Our need for capital resources was also driven by the purchase of minority interests in fiscal 2007 and the repurchase of our common stock and Pei Wei minority interests in fiscal 2006
The following table presents a summary of our cash flows for the nine months ended September 30, 2007 and October 1, 2006 (in thousands):

	September 30,	October 1,
	2007	2006
Net cash provided by operating activities	$84,241	$73,722
Net cash used in investing activities	(128,913)	(38,410)
Net cash provided by (used in) financing activities	17,707	(52,688)

Net decrease in cash and cash equivalents	$(26,965)	$(17,376)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities was $84.2 million and $73.7 million for the first three quarters of fiscal 2007 and 2006, respectively. Net cash provided by operating activities exceeded net income for the periods due principally to the effect of depreciation and amortization, an increase in operating liabilities, share-based compensation, the effect of minority interest and partnership-related non-cash expenses.
Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Net cash used in investing activities during the first three quarters of fiscal 2007 and 2006 was $128.9 million and $38.4 million, respectively. Included in investing activities were capital expenditures of $115.9 million and $78.6 million for the first three quarters of fiscal 2007 and fiscal 2006, respectively. Capital expenditures during the current year increased compared to the prior year primarily due to a higher number of new restaurant openings.
We intend to open 20 new Bistro restaurants, and 37 new Pei Wei restaurants in fiscal year 2007, of which 10 Bistro and 30 Pei Wei restaurants were open by the end of the third quarter. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $365,000 per restaurant for preopening costs, which excludes non-cash preopening rent expense of approximately $50,000. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 and we expect to spend $113,000 per restaurant for preopening costs, which excludes non-cash preopening rent expense of approximately $27,000. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total capital expenditures for fiscal 2007 to approximate $135.0 million.
Investment activities also include purchases of minority interests of $11.7 million and $1.6 million during the first three quarters of fiscal 2007 and 2006. We purchased 230 partnership interests during the first three quarters of 2007. This represents a significant increase in the historical rate of purchases resulting primarily from the implementation of our new Bistro partnership structure at the beginning of the current year and the corresponding desire of many of our existing partners to sell their partnership interest and instead participate in our new management incentive compensation program.
Additionally, investment activities in the first three quarters of fiscal 2006 included the impact of net sales of short-term investments totaling $42.4 million.
Financing Activities
Financing activities during the first three quarters of fiscal 2007 and 2006 included proceeds from stock options exercised and employee stock purchases, distributions to minority partners, debt repayments and the tax benefit from disqualifying stock option dispositions. Additionally, financing activities during the first three quarters of fiscal 2007 included $41.0 million of credit line borrowings and $30.0 million of debt repayments, including $23.0 million related to our credit line and $7.0 million related to debt resulting from prior minority interest purchases. Financing activities during the first three quarters of fiscal 2006 included $39.5 million in treasury stock purchases and $7.3 million related to the purchase of Pei Wei minority interests.
Future capital requirements
Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and any potential repurchases of our common stock. We believe that our cash flow from operations, together with our current cash reserves and available credit lines, will be sufficient to fund our projected capital requirements through 2008 and the foreseeable future. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.

Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. Borrowings under the Credit Facility bear interest, at our option, at a rate equal to either (i) LIBOR plus an applicable margin as defined in the Credit Facility or (ii) the higher of (a) the Federal Funds Effective Rate plus one-half of 1.0% or (b) the Prime Rate as announced by JPMorgan Chase Bank. The Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.125%.
The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of September 30, 2007.
The Credit Facility is guaranteed by our material existing and future domestic subsidiaries.
As of September 30, 2007, we had borrowings outstanding under the Credit Facility totaling $30.0 million at an average interest rate of 6.50% as well as $9.7 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $110.3 million at September 30, 2007.
Share Repurchase Program
In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over a one-year period. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006 and we did not repurchase any shares of our common stock during fiscal 2007. The remaining $3.6 million available under this share repurchase authorization expired in July 2007.
In July 2007, our Board of Directors authorized a subsequent program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private at prevailing market prices over the next two years. We intend to use cash on hand and available credit lines to repurchase shares. We did not repurchase any shares under this authorization during the third quarter of fiscal 2007.
Partnership Activities
As of September 30, 2007, there were 125 partners within the P.F. Chang’s China Bistro, Inc. partnership system. During the first three quarters of fiscal 2007, we had the opportunity to purchase 31 partner interests which had reached the five-year threshold period, as well as 219 additional partner interests which had either (i) reached the end of their initial five-year term in prior years, (ii) related to partners who left the company prior to the initial five-year term or (iii) related to Bistro partners who elected an early repurchase of their minority interest by the company due to the opportunity to participate in the new Bistro management incentive compensation program. We purchased 230 of these interests in their entirety for a total of $23.0 million. Of the total purchase price, approximately $11.7 million was paid in cash, while the remaining balance has been recorded as debt, some of which is payable to related parties, on the consolidated balance sheet at September 30, 2007.

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
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments and revolving credit facility. Our revolving credit facility allows for borrowings up to $150.0 million bearing interest at variables rates of LIBOR plus an applicable margin. We held no short-term investments at December 31, 2006. We had borrowings of $30.0 million outstanding under our credit facility and promissory notes totaling $12.1 million at September 30, 2007. A hypothetical 100 basis point change in interest rates would not have a material impact on our results of operations.

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
Approximately 15 percent of our revenues at the Bistro and two percent of revenues at Pei Wei are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997
10.27	Credit Agreement between the Company and JPMorgan Chase Bank Dated August 31, 2007.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer

Date: October 26, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
10.27	Credit Agreement between the Company and JPMorgan Chase Bank Dated August 31, 2007.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.