Form 10-K
period 2007-12-30
P F CHANGS CHINA BISTRO INC
filed 2008-02-15
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock as of the last day of the second fiscal quarter, July 1, 2007, was $424,274,000.

On February 8, 2008 there were outstanding 24,173,545 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 18, 2008 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

P.F. Chang’s China Bistro, Inc. (P.F. Chang’s or the Company) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We incorporated our subsidiary, Taneko Japanese Tavern, Inc., in February 2005 as a Delaware Corporation. We report our financial and descriptive information according to two reportable operating segments: Bistro and Pei Wei (see Notes to Consolidated Financial Statements — Note 16 — Segment Reporting).

As of December 30, 2007, we owned and operated 172 Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine with attentive service in a high-energy contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, sake, cappuccino and espresso. We offer superior customer service in a high energy atmosphere featuring a display kitchen, exhibition wok cooking and a decor that includes wood and slate floors, life-size replicas of the terra cotta Xi’an warriors and narrative murals depicting scenes of life in ancient China. Additionally, one Bistro restaurant located in Honolulu, Hawaii is operated under a joint venture agreement.

We also owned and operated 144 quick casual Pei Wei restaurants as of December 30, 2007. Pei Wei was developed to maintain the same spirit of hospitality and commitment to providing fresh, high quality Asian food at a great value that has made P.F. Chang’s successful. Pei Wei was also designed to keep up with today’s lifestyles and provide a comfortable, quick casual dine-in experience with the flexibility, speed, and convenience of take-out service. Pei Wei opened its first unit in the Phoenix, Arizona metro-area in July 2000.

Additionally, as of December 30, 2007, we owned and operated one Taneko Japanese Tavern (“Taneko”) restaurant. We plan to exit operation of this business and will not continue to develop Taneko. As a result, we are negotiating the sale of Taneko’s long-lived assets which we anticipate will be finalized during the first quarter of fiscal 2008.

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

Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai. Fan foods include rice, noodles, grains and dumplings, while vegetables, meat, poultry and seafood are t’sai foods. To further encourage the Chinese philosophy of fan and t’sai, balance and moderation, our menu is served family-style, the traditional Chinese way of dining. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China updated with a contemporary twist. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Orange Peel Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs. No MSG is added to any ingredients at our restaurants.

Extensive research and development results in periodic changes to our menu. In addition to the core menu, the Bistro menu also now features lunch bowls as well as new and exciting Chinese grill menu selections and new mini-desserts. Our new lunch bowls include some of our traditional menu choices ranging from Moo Goo Gai Pan to Beef with Broccoli and are served with a choice of home-style soups. Our Chinese grill menu includes Asian Marinated New York Strip Steak, Citrus Soy Wild Salmon and Lemongrass Grilled Prawns with Garlic Noodles. These selections have been developed by our executive chefs to provide our guests with fresh new tastes. To complete the dining experience, we created eight new mini-desserts, designed to provide our guests the option of ordering something sweet to finish off their meal without having to order a traditional full-size dessert. Our eight mini-dessert flavors include our signature Great Wall of Chocolate, Tiramisu and Strawberry Cheesecake.

The Bistro’s entrées range in price from $6.95 — $21.00, and our appetizers range in price from $3.50 — $13.00. The average check per guest, including alcoholic beverages, is approximately $20.00 to $21.00. Sales of alcoholic beverages, featuring an extensive selection of wine, Asian beer and sake, constitute approximately 15% of revenues. Lunch and dinner contribute approximately 33% and 67% of revenues, respectively.

Pei Wei

Pei Wei’s menu also offers a variety of intensely flavored culinary creations; however, this menu is more concise than the Bistro’s menu and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Minced Chicken in Cooling Lettuce Wraps and Orange Peel Beef, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls and Pei Wei Pad Thai. Some of our new product offerings include the system-wide addition of freshly baked chocolate chip cookies to round out the meal.

Entrées at Pei Wei range in price from $6.95 to $9.00, with appetizers ranging from $2.00 to $6.95. We offer a limited selection of beer and wine which comprises approximately 2% of total sales. Take-away sales comprise approximately 38% of Pei Wei’s total revenues. The average check per guest eating in at Pei Wei, including beer and wine sales, is approximately $8.50 to $9.50. Lunch and dinner contribute approximately 43% and 57% of revenues, respectively.

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

The Bistro has a comprehensive eight-week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations and administration. All salaried hospitality and culinary management personnel are required to successfully complete all sections of the program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification.

The Operating Partners are responsible for selecting hourly employees for their restaurants and are responsible for administering our hourly staff training programs that are developed by the training and culinary departments.

The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

Pei Wei

A typical staff at Pei Wei consists of a general manager, a kitchen manager, one or two managers, and approximately 45 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager collaborates with the general manager on product quality, purchasing, food cost and kitchen labor costs.

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

Pei Wei hourly employees also go through a week-long comprehensive training program that focuses on the culinary knowledge required for the specific position. After completion of the program, each trainee is required to complete a position certification prior to serving our guests.

Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective January 2007 for new store openings, the Bistro began employing a different structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners at stores opened on or after January 1, 2007 (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as participate in an incentive program that rewards long-term improvements in the operating performance of the restaurant. As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation rather than as minority interest expense. Accordingly, compensation expense for these Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. Additionally, during 2007 many existing legal partners requested an early buyout of their partnership interest as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations. See Critical Accounting Policies within Item 7. Management’s Discussion and Analysis for further information regarding partnership accounting.

The Pei Wei partnership structure was not affected by the changes at the Bistro and our traditional partnership structure remains in effect for new Pei Wei restaurant openings.

Marketing

We focus our business strategy on providing high quality, Asian cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of the restaurant, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits, and that creating a great experience for guests will always be the ultimate marketing vehicle.

To attract and retain new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. While we have used limited radio, print and outdoor advertising in the past, during 2007 we began testing the effects of more significant marketing investments in key markets. We added online, direct mail, and customer relationship initiatives to the media mix to both drive new customer trials and foster better ongoing communication with our guests. We expect to increase our marketing investment in programs that build upon the insights gained in 2007.

Management Information Systems

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the corporate office. This system includes a point-of-sale local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the corporate office on a daily basis, enabling senior management to continually monitor operating results. We believe that our current point-of-sale system will be an adequate platform to support our continued expansion for the foreseeable future.

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

There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. Additionally, the rising popularity of Asian food may result in increased competition from non-Asian restaurants as they increase their number of Asian-inspired menu offerings.

Employees

At December 30, 2007, we employed approximately 28,800 persons, approximately 300 of whom were home office personnel, approximately 1,700 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

We believe that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available on our website.

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

We operated 172 full service Bistro restaurants, 144 quick casual Pei Wei restaurants and one Taneko restaurant as of December 30, 2007, 57 of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

Changes in general economic and political conditions affect consumer spending and may harm our revenues and operating results.

Our country’s economic condition affects our customers’ levels of discretionary spending. A decrease in spending due to decreases in consumer discretionary income or consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results.

The inability to develop and construct our restaurants within projected budgets and time periods will adversely affect our business and financial condition.

Each of our restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Many factors may affect the costs and timeframes associated with the development and construction of our restaurants, including:

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

If we are not able to develop additional restaurants within anticipated budgets or time periods, our business, financial condition, results of operations and cash flows may be adversely affected.

Development is critical to our success.

Critical to our future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 317 restaurants as of December 30, 2007. We expect to open 17 new Bistro restaurants and 25 new Pei Wei restaurants during fiscal 2008. Our ability to expand successfully will depend on a number of factors, including:

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

Many of our employees are subject to various minimum wage requirements. The federal minimum wage increased to $5.85 in July 2007 and is scheduled to further increase to $6.55 in July 2008. Additionally, many of our employees work in restaurants located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage. There may be similar increases implemented in other jurisdictions in which we operate or seek to operate. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Any inability to successfully compete with the other restaurants in our markets may prevent us from increasing or sustaining our revenues and profitability and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that develop from time to time. We cannot ensure that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

Implementing our growth strategy may strain our management resources and negatively impact our competitive position.

Our growth strategy may strain our management, financial and other resources. We must maintain a high level of quality and service at our existing and future restaurants, continue to enhance our operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated key personnel. We may not be able to effectively manage these and other factors necessary to permit us to achieve our expansion objectives, and any failure to do so could negatively impact our competitive position.

Changes in food costs could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our commodities, such as produce, which is purchased locally by each restaurant, we rely on Distribution Market Advantage as the primary distributor of our ingredients. Distribution Market Advantage is a cooperative of multiple food distributors located throughout the nation. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions which we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Any disruption in the supply of specialty items from China due to quality or availability issues could also cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Litigation could have a material adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

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

Fluctuating insurance requirements and costs could negatively impact our profitability and projections.

The cost of workers’ compensation insurance, general liability insurance and directors and officers liability insurance fluctuates based on market conditions and availability as well as our historical trends. We self-insure a substantial portion of our workers’ compensation and general liability costs and unfavorable changes in trends could have a negative impact on our profitability.

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2008. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our operating expenses may increase in the future and may negatively impact our profitability.

Operating expenses, such as utilities and other expenses impacted by energy price fluctuations, are not fixed and may continue to increase in the future. If we are not able to offset such increases with operating efficiencies or price increases, they may negatively impact our operating results.

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

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Services, or BCIS. The United States Congress has recently been considering changes to Federal immigration laws and various states, some of which where we have significant operations, are also in the process of considering or have already adopted new immigration laws. Some of these new laws may adversely affect our operations by increasing our obligations for compliance and oversight. Although we require all workers to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Any material disruption of our business, as a result of seizure of our workers, changes in immigration law, or significantly increased labor costs at our facilities in the future, could have a material adverse effect on our business, financial condition and operating results.

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

We incur non-cash charges for the excess of the imputed fair value of partner investments over the amount paid by our partners for their partnership interests. These amounts are recorded as the partnership interests are effective, which is typically when new stores open. The timing and volume of restaurant openings, the extent to which eligible persons elect to invest, the effective dates of their partnership interests and the determination of the related fair value of the investment will create fluctuations in our operating results. Additionally, the timing and extent of any early repurchases of partnership interests may create fluctuations in our operating results.

For the reasons noted above, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the accounting impact of our partnership program may cause our results of operations to be different than the expectations of public market analysts and investors. This discrepancy could cause the market price of our common stock to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Special Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-K and the documents we incorporate by reference constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the adequacy of anticipated sources of cash to fund our future capital requirements and development of new restaurants. Because we cannot guarantee future results, levels of activity, performance or achievements, undue reliance should not be placed on these forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Bistro restaurants average 6,900 square feet and our Pei Wei restaurants average 3,100 square feet. The following table lists the number of existing Bistro and Pei Wei locations by state as of December 30, 2007:

State	Bistro	Pei Wei	Total

Alabama	1	—	1
Arizona	7	18	25
Arkansas	2	1	3
California	33	17	50
Colorado	7	6	13
Connecticut	1	—	1
Florida	14	10	24
Georgia	4	—	4
Idaho	1	—	1
Illinois	5	—	5
Indiana	2	—	2
Iowa	1	—	1
Kansas	1	2	3
Kentucky	2	—	2
Louisiana	2	—	2
Massachusetts	2	—	2
Maryland	3	2	5
Michigan	4	3	7
Minnesota	2	4	6
Mississippi	1	—	1
Missouri	3	2	5
Nebraska	1	—	1
Nevada	5	4	9
New Jersey	6	—	6
New Mexico	1	2	3
New York	4	—	4
North Carolina	5	4	9
Ohio	7	2	9
Oklahoma	2	5	7
Oregon	4	—	4
Pennsylvania	3	2	5
Rhode Island	—	1	1
South Carolina	1	—	1
Tennessee	5	5	10
Texas	17	48	65
Utah	2	3	5
Virginia	5	3	8
Washington	4	—	4
Wisconsin	2	—	2

	172	144	316

Additionally, a Bistro restaurant located in Honolulu, Hawaii is operated under a joint venture agreement.

Our home office is located in a 50,000 square foot office building in Scottsdale, Arizona. We purchased the land and building during 2004.

Expansion Strategy and Site Selection

In fiscal 2008, we intend to open 17 new Bistro restaurants primarily located in existing markets with plans to enter five new markets. We also plan to open 25 new Pei Wei restaurants primarily located in mature and under-penetrated markets. As of the date of this Form 10-K, we had opened three of the new Bistro restaurants and nine of the new Pei Wei restaurants planned for fiscal 2008.

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

We intend to continue to develop Bistros that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total capitalized investment of approximately $4.0 million per restaurant (net of estimated tenant incentives). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $400,000 per restaurant during 2008.

We intend to develop our Pei Wei restaurants in both underpenetrated and mature markets in which Pei Wei already has a store base. The restaurants will typically range in size from 2,800 to 3,400 square feet and will require, on average, a total capitalized investment of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect the cash investment to be approximately $800,000 to $900,000 per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per restaurant during 2008.

We currently lease the sites for all of our Bistro and Pei Wei restaurants and do not intend to purchase real estate for our sites in the future. Current restaurant leases have expiration dates ranging from 2008 to 2025, with the majority of the leases providing for at least one five-year renewal option. We have exercised our lease renewal options for two restaurant leases that were scheduled to expire in 2008 and are currently evaluating our lease renewal options for one restaurant lease that is scheduled to expire in 2008. Generally, our leases provide for a minimum annual rent, and most leases require additional rent based on a percentage of sales volume in excess of minimum contractual levels at the particular location. Most of our leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

Item 3.	Legal Proceedings

We are engaged in legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFCB”.

The following table sets forth the high and low price per share of our common stock for each quarterly period for our two most recent fiscal years:

Quarter Ended	High	Low

April 2, 2006	$54.93	$46.25
July 2, 2006	$49.58	$36.17
October 1, 2006	$38.81	$28.09
December 31, 2006	$43.32	$34.00
April 1, 2007	$47.10	$36.52
July 1, 2007	$44.57	$34.69
September 30, 2007	$38.38	$29.55
December 30, 2007	$30.67	$22.60

We have not historically paid any cash dividends. We intend to continue to retain earnings for use in the operation and expansion of our business, as well as repurchases of our common stock from time to time, and therefore do not anticipate paying any cash dividends in the foreseeable future.

On February 8, 2008, there were 112 holders of record of P.F. Chang’s common stock.

Issuer Purchases of Equity Securities

In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over a one-year period. We repurchased 1.4 million shares of our common stock for $46.4 million at an average price of $33.19 during fiscal 2006 and the remaining $3.6 million available under this share repurchase authorization expired in July 2007.

During 2007, our Board of Directors authorized a subsequent program to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. We repurchased a total of 1.8 million shares of our common stock for $50.0 million at an average price of $27.11 during fiscal 2007 using cash on hand and available credit lines. There can be no assurance that we will purchase any additional shares.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of 2007:

			(c) Total Number of	(d) Maximum Dollar
	(a) Total		Shares Purchased as	Value of Shares
	Number of	(b) Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs

October 1, 2007 — November 4, 2007	124,845	$28.40	124,845	$96,454,402
November 5, 2007 — December 2, 2007	1,718,837	$27.02	1,718,837	$50,011,426
December 3, 2007 — December 30, 2007	—	$—	—	$50,011,426

Total	1,843,682		1,843,682	$50,011,426

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$1,092,722	$936,864	$809,153	$706,941	$539,917
Costs and expenses:
Cost of sales	299,713	256,259	224,634	200,736	152,788
Labor	368,059	309,774	266,243	231,930	175,256
Operating	173,993	146,247	122,247	99,231	73,403
Occupancy	63,111	52,408	42,793	37,693	28,914
General and administrative	66,968	56,030	41,117	36,369	30,166
Depreciation and amortization	56,832	44,793	36,950	29,155	21,817
Preopening expense	14,983	12,286	9,245	7,980	8,745
Partner investment expense(2)	(2,012)	4,371	4,800	17,671	4,196

Total costs and expenses	1,041,647	882,168	748,029	660,765	495,285

Income from operations	51,075	54,696	61,124	46,176	44,632
Interest and other income (expense), net	(100)	1,315	1,841	612	466

Income before minority interest and provision for income taxes	50,975	56,011	62,965	46,788	45,098
Minority interest	(4,169)	(8,116)	(8,227)	(10,078)	(7,887)

Income before provision for income taxes	46,806	47,895	54,738	36,710	37,211
Provision for income taxes	(11,563)	(13,712)	(16,942)	(10,656)	(12,424)

Income from continuing operations	35,243	34,183	37,796	26,054	24,787
Loss from discontinued operations, net of tax(3)	(3,180)	(930)	—	—	—

Net Income	$32,063	$33,253	$37,796	$26,054	$24,787

Income from continuing operations per share:
Basic	$1.38	$1.31	$1.44	$1.01	$0.98

Diluted	$1.36	$1.28	$1.40	$0.98	$0.94

Weighted average shares used in computation:
Basic	25,473	26,075	26,271	25,727	25,345

Diluted	25,899	26,737	27,000	26,575	26,250

	As of	As of	As of	As of	As of
	December 30,	December 31,	January 1,	January 2,	December 28,
	2007	2006	2006	2005	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$24,055	$31,589	$31,948	$66,409	$45,478
Short-term investments (including restricted short-term investments)	—	—	42,410	5,000	5,000
Total assets	622,630	514,045	474,859	390,492	306,109
Long-term debt	90,828	13,723	5,360	545	136
Common stockholders’ equity	293,887	289,525	293,898	244,957	204,332

(1)	We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2007, 2006, 2005 and 2003 each were comprised of 52 weeks. Fiscal year 2004 was comprised of 53 weeks.

(2)	Partner investment expense increased during 2004 as a result of a $12.5 million modification of certain partnership agreements.

(3)	As a result of our decision to exit operations of Taneko, the results of Taneko (including a related asset impairment charge recognized during fiscal 2007) were classified as a discontinued operation for all periods presented as discussed further in Note 2 to our consolidated financial statements.

No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section presents an overview of our restaurant concepts, our related growth strategy and challenges we face. A summary of our 2007 financial results and our 2008 outlook are also presented.

Our restaurants

We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).

As of December 30, 2007, we owned and operated 172 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of one Bistro restaurant located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.

As of December 30, 2007, we also owned and operated 144 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment with friendly counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.

Additionally, as of December 30, 2007, we owned and operated one Taneko Japanese Tavern restaurant. We plan to exit operation of this business and will not continue to develop Taneko. As a result, we are negotiating the sale of Taneko’s long-lived assets which we anticipate will be finalized during the first quarter of fiscal 2008 as discussed in greater detail below.

Our strategy

Our objective is to be the best operator of Asian restaurants as viewed by our guests and our employees. We aim to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value.

We are currently operating restaurants exclusively in the Asian niche due in part to the rising popularity of Asian cuisine, combined with a relatively lower level of organized competition in this segment compared to other popular cuisines such as Mexican and Italian. We believe this creates a significant opportunity for us to both grow our existing restaurant sales and open new locations in new and existing markets. We are selective when choosing our new restaurant locations and currently assess anticipated returns on invested capital at both an individual restaurant and market level when determining future development plans. We seek an average unit-level return on invested capital of 30 percent for both of our concepts and plan to continue opening new restaurants to the extent that we continue to achieve our target rate of return.

Our challenges

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price and value, dining experience, restaurant location and the ambiance of the facilities. Additionally, the rising popularity of Asian cuisine may result in increased competition from new Asian-branded concepts as well as non-Asian restaurants that may increase their Asian-inspired menu offerings.

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes, discretionary spending patterns, economic conditions, lifestyle trends and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers dine out less frequently than in the past or have reduced the amount they spend on meals while dining out. Accordingly, we strive to continuously evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests and maintain a high value-to-price perception. During 2007, we began implementation of a new Chinese grill menu, mini-desserts and additional lunch-size menu offerings at the Bistro. In addition, we rolled-out new plateware and uniforms at the Bistro. At Pei Wei, some of our new culinary offerings include the system-wide addition of freshly baked chocolate chip cookies to round out the meal. As a result of these and other initiatives, we have updated the menu offerings available to our guests and have injected our restaurants with an updated contemporary look and feel. We also began implementing a number of new marketing initiatives designed to increase brand awareness and drive sustainable guest traffic increases.

Additionally, we are challenged to manage rising restaurant operating costs including increased labor costs resulting from recent and upcoming minimum wage legislation and higher commodities costs impacting our cost of sales.

Our 2007 Financial Results

In 2007, we continued to experience the impact of a very difficult operating environment as consumers felt greater economic strain from overall macroeconomic conditions. We saw reduced restaurant traffic as fewer guests visited our restaurants in 2007 than in the previous year and we encountered more intense cost pressures, particularly in the labor category. The combined impact of reduced traffic and higher costs resulted in the deterioration of operating margins in 2007.

Our 2007 financial results include:

•	Consolidated revenue growth of $155.9 million or 17 percent to $1.1 billion, driven primarily by new restaurant openings, offset by a decline in comparable store sales at the Bistro and flat comparable store sales at Pei Wei;

•	Income from continuing operations increase of $1.1 million or 3 percent to $35.2 million and an increase in diluted income per share from continuing operations of $0.08 or 6 percent to $1.36;

•	Loss from discontinued operations (net of tax) of $3.2 million, including the impact of a $3.1 million pretax asset impairment charge related to the planned sale of Taneko’s long-lived assets;

•	Repurchase of 1.8 million of our common shares for $50.0 million at an average price of $27.11; and

•	20 new Bistro openings and 37 new Pei Wei openings.

Our results continued to be affected by concept growth during 2007, particularly as the number of Pei Wei restaurants increased by 35 percent during the year. In total, during 2007 we incurred $15.0 million or approximately $0.44 per share in preopening expenses related to new Bistro and Pei Wei restaurant openings. As we continue to develop and expand our restaurant concepts at different rates, our financial results will be impacted by the mix of the number of restaurants in our concepts and the ratio of newer restaurants to more established restaurants within those concepts. This is due to the different operating characteristics of our brands as well as variations in the economics of our new restaurants compared to our more seasoned restaurants.

2008 Development

Bistro

We intend to open 17 new Bistros in 2008. We will continue our development in existing markets and plan to enter five new markets in 2008. We have signed lease agreements for the majority of our development planned for fiscal 2008. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $400,000 per restaurant during 2008.

Pei Wei

A key factor in Pei Wei’s performance is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support and brand awareness in a new market. These factors may result in lower than anticipated sales and higher than average expenses during the initial period of operation for new restaurants in new markets.

Throughout fiscal 2006 and 2007, we opened 67 new Pei Wei restaurants of which 24 were located in new markets. Partially as a result of the impact of these new openings, we have experienced lower average weekly sales and reduced operating margins. In 2008, we intend to slow our growth substantially and limit the number of openings in new markets through the development of 25 new restaurants, primarily located in mature or under-penetrated markets. New Pei Wei restaurants in mature markets typically open at higher sales levels and greater profitability than those located in new or under-penetrated markets. Under-penetrated markets represent areas in which we do not have a significant number of stores and, as a result, we typically cannot maximize unit sales management and marketing which results in lower profitability levels. We have historically experienced higher sales volumes for all restaurants in certain formerly under-penetrated markets once we achieved greater store density and increased brand awareness.

We believe this development focus, together with our implementation of revised new restaurant opening procedures, will help to mitigate the overall risks associated with opening restaurants in new markets. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per restaurant during 2008. We have signed lease agreements for the majority of our development planned for fiscal 2008.

Operating Statistics

There are several key financial metrics that can be useful in evaluating and understanding our business. These metrics, which are widely used throughout the restaurant industry, include short-term revenue measures such as average weekly sales and total revenues and long-term profitability measures such as return on invested capital, each of which are described in further detail below. We believe it is helpful to review these measures both in total and by class year (i.e., year of restaurant opening).

•	Average weekly sales represents an average sales amount per restaurant and helps gauge the changes in traffic, pricing and brand development. New restaurants are included in our average weekly sales comparison at the start of their thirteenth month of operation and therefore, growth in average weekly sales includes the effect of newer restaurants that are not yet included in the comparable store sales base. We have grown our business over time and as a result, our older restaurants typically tend to operate at higher sales volumes than our newer restaurants. Alternatively, it is not uncommon in the casual dining industry for new restaurant locations to open with an initial honeymoon period of higher than normal sales volumes and then experience a drop-off in sales after initial customer trials.

•	Total revenues by class year helps assess the sales performance of our new and existing restaurants as well as the growth of each concept as we continue our expansion strategy.

•	Return on invested capital is a key profitability measure which provides an indication of the long-term health of our concepts. This metric is based on a comparison of operating profit to the average capital invested in our restaurants. We believe return on invested capital is a critical indicator in evaluating our ability to create long-term value for our shareholders.

The following table shows total revenues and average weekly sales for our company-owned Bistro and Pei Wei restaurants based on the year of opening (revenues in thousands):

		Revenues			Average Weekly Sales
Year of Unit Opening	Units	2007	2006	2005	2007	2006	2005

Bistro
Pre-2000	35	$213,318	$215,760	$214,878	$117,208	$118,942	$119,244
2000	16	92,832	95,136	96,205	111,577	114,346	115,631
2001	13	72,863	74,457	74,781	107,786	110,143	110,622
2002	14	69,390	71,201	70,625	95,316	97,803	97,013
2003	18	98,101	98,844	97,722	104,809	105,602	104,404
2004	18	81,263	81,705	83,301	86,817	87,292	88,997
2005	18	83,259	86,164	37,692	88,953	92,056	105,877
2006	20	96,792	33,272	—	93,069	101,132	—
2007	20	41,687	—	—	108,279	—	—
Total Bistro	172	$849,505	$756,539	$675,204	$102,486	$105,265	$107,757
Pei Wei
2000	1	$2,902	$3,089	$3,359	$55,803	$59,406	$64,605
2001	4	8,307	8,701	9,139	39,938	41,830	43,935
2002	11	23,168	24,081	24,299	40,503	42,099	42,482
2003	17	36,021	36,049	36,822	40,748	40,780	41,654
2004	20	41,917	41,478	42,485	40,305	39,882	40,851
2005	24	44,854	43,492	17,845	35,941	34,850	37,566
2006	30	53,274	23,340	—	34,150	35,526	—
2007	37	32,518	—	—	32,649	—	—
Total Pei Wei	144	$242,960	$180,230	$133,949	$37,037	$38,668	$41,457

Return on invested capital metrics are available on our website at www.pfcb.com.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Under this legal partnership program, each partner who wishes to participate in our legal partnership structure, to the extent applicable, is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees. Generally, no more than ten percent of an individual restaurant is owned in total by minority partners. We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant), utilizing a discounted cash flow model and updated assumptions based on the results of an annual valuation analysis. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. Any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners is recognized as partner investment expense upon purchase by the partner of the respective interest.

At the end of a specific term (generally five years), we have the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair value. The estimated fair value for such purchases and sales is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region. We have the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. Any excess of the purchase price over the imputed fair value is recorded as an intangible asset and amortized over approximately 15 years for our Bistro restaurants and approximately 10 years for our Pei Wei restaurants.

Effective January 2007 for new store openings, the Bistro began employing a different partnership structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners at stores opened on or after January 1, 2007 (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurant. As a result of these changes, awards made to the individuals participating in the new plan are classified as compensation expense rather than as minority interest expense. Accordingly, compensation expense for these Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. Additionally, many existing legal partners have requested an early buyout of their partnership interest during 2007 as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations.

The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

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

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of our common stock price over the expected term and 3) the number of options that will ultimately not vest (“forfeitures”). We contract with a third-party consultant who utilizes our historical data to validate our assumptions for option grants. Additionally, we use assumptions to estimate the expected forfeiture rate related to restricted stock in determining the share-based compensation for these awards. Changes in these assumptions can materially affect our estimates of share-based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers’ compensation, general liability, medical and dental programs. We have paid to our insurance carrier amounts that approximate the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims. We develop these estimates with our insurance providers and use historical experience factors to estimate the ultimate claim exposure. Our self-insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of historical industry data as well as our actual historical trends. If actual claims experience differs from our assumptions and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated income statements.

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.

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

On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law.

Tax contingency reserves result from our estimates of potential liabilities resulting from differences between actual and audited results. Changes in the tax contingency reserve result from resolution of audits of prior year filings, the expiration of statutes of limitations, changes in tax laws and current year estimates for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems. Significant changes in our estimates could adversely affect our reported results. See Note 14 to the consolidated financial statements for further discussion of our tax contingency reserves.

Results of Operations

We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2007, 2006 and 2005 were each comprised of 52 weeks.

Fiscal 2007 compared to Fiscal 2006

Our consolidated operating results for the fiscal years ended December 30, 2007 (fiscal year 2007) and December 31, 2006 (fiscal year 2006) were as follows (dollars in thousands):

	Fiscal Year
	2007	% of Revenues	2006	% of Revenues	Change	% Change

Revenues	$1,092,722	100.0%	$936,864	100.0%	$155,858	16.6%
Costs and expenses:
Cost of sales	299,713	27.4%	256,259	27.4%	43,454	17.0%
Labor	368,059	33.7%	309,774	33.1%	58,285	18.8%
Operating	173,993	15.9%	146,247	15.6%	27,746	19.0%
Occupancy	63,111	5.8%	52,408	5.6%	10,703	20.4%
General and administrative	66,968	6.1%	56,030	6.0%	10,938	19.5%
Depreciation and amortization	56,832	5.2%	44,793	4.8%	12,039	26.9%
Preopening expense	14,983	1.4%	12,286	1.3%	2,697	22.0%
Partner investment expense	(2,012)	(0.2)%	4,371	0.5%	(6,383)	0.0%

Total costs and expenses	1,041,647	95.3%	882,168	94.2%	159,479	18.1%

Income from operations	51,075	4.7%	54,696	5.8%	(3,621)	(6.6)%
Interest and other income (expense), net	(100)	(0.0)%	1,315	0.1%	(1,415)	0.0%
Minority interest	(4,169)	(0.4)%	(8,116)	(0.9)%	3,947	(48.6)%

Income before provision for income taxes	46,806	4.3%	47,895	5.1%	(1,089)	(2.3)%
Provision for income taxes	(11,563)	(1.1)%	(13,712)	(1.5)%	2,149	(15.7)%

Income from continuing operations	35,243	3.2%	34,183	3.6%	1,060	3.1%
Loss from discontinued operations, net of tax	(3,180)	(0.3)%	(930)	(0.1)%	(2,250)	241.9%

Net Income	$32,063	2.9%	$33,253	3.5%	$(1,190)	(3.6)%

Certain percentage amounts do not sum to total due to rounding.

Operating results for the Bistro for fiscal years 2007 and 2006 were as follows (dollars in thousands):

	Fiscal Year
				% of
	2007	% of Revenues	2006	Revenues	Change	% Change

Revenues	$849,743	100.0%	$756,634	100.0%	$93,109	12.3%
Costs and expenses:
Cost of sales	232,578	27.4%	206,567	27.3%	26,011	12.6%
Labor	282,919	33.3%	247,097	32.7%	35,822	14.5%
Operating	131,863	15.5%	115,465	15.3%	16,398	14.2%
Occupancy	47,059	5.5%	40,683	5.4%	6,376	15.7%
General and administrative	23,768	2.8%	20,503	2.7%	3,265	15.9%
Depreciation and amortization	42,294	5.0%	34,451	4.6%	7,843	22.8%
Preopening expense	9,012	1.1%	8,004	1.1%	1,008	12.6%
Partner investment expense	(3,358)	(0.4)%	3,475	0.5%	(6,833)	(196.6)%

Total costs and expenses	766,135	90.2%	676,245	89.4%	89,890	13.3%

Income from operations	83,608	9.8%	80,389	10.6%	3,219	4.0%
Interest and other income (expense), net	(20)	(0.0)%	(255)	(0.0)%	235	(92.2)%
Minority interest	(3,351)	(0.4)%	(6,993)	(0.9)%	3,642	(52.1)%

Income before provision for income taxes	$80,237	9.4%	$73,141	9.7%	$7,096	9.7%

Certain percentage amounts do not sum to total due to rounding.

Operating results for Pei Wei for the fiscal years 2007 and 2006 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$242,979	100.0%	$180,230	100.0%	$62,749	34.8%
Costs and expenses:
Cost of sales	67,135	27.6%	49,692	27.6%	17,443	35.1%
Labor	85,140	35.0%	62,677	34.8%	22,463	35.8%
Operating	42,130	17.3%	30,782	17.1%	11,348	36.9%
Occupancy	16,052	6.6%	11,725	6.5%	4,327	36.9%
General and administrative	12,299	5.1%	9,387	5.2%	2,912	31.0%
Depreciation and amortization	13,122	5.4%	9,205	5.1%	3,917	42.6%
Preopening expense	5,971	2.5%	4,283	2.4%	1,688	39.4%
Partner investment expense	1,346	0.6%	896	0.5%	450	50.2%

Total costs and expenses	243,195	100.1%	178,647	99.1%	64,548	36.1%

Income from operations	(216)	(0.1)%	1,583	0.9%	(1,799)	(113.6)%
Interest and other income (expense), net	(39)	(0.0)%	(15)	(0.0)%	(24)	160.0%
Minority interest	(818)	(0.3)%	(1,123)	(0.6)%	305	(27.2)%

Income before provision for income taxes	$(1,073)	(0.4)%	$445	0.2%	$(1,518)	(341.1)%

Certain percentage amounts do not sum to total due to rounding.

Revenues

Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:

Bistro:  The increase in revenues was attributable to revenues of $105.2 million generated by 20 new Bistro restaurants that opened during 2007 combined with a full year of revenues for the 20 new stores that opened during 2006. Stores that opened prior to 2006 experienced a $12.1 million decline in revenues due to a reduction in overall guest traffic which resulted in lower sales volumes, despite the benefit of a 3% average check increase.

Pei Wei:  The increase in revenues was attributable to revenues of $62.4 million generated by the 37 new Pei Wei restaurants that opened in 2007 combined with a full year of revenues for the 30 new stores that opened during 2006. Stores that opened prior to 2006 experienced a $0.3 million increase in revenues due to higher guest traffic partially offset by a slight decrease in average check.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues at the Bistro increased slightly primarily due to higher produce and dry food expense as well as the impact of our new grill menu items. The increases were partially offset by lower seafood and pork expense resulting from favorable pricing, improved yields and increased purchasing through national distribution contracts.

Pei Wei:  Cost of sales as a percentage of revenues at Pei Wei was consistent with the prior year primarily due to lower produce expense resulting from the increase in product availability, favorable yields and the number of products covered by contract pricing as well as lower pork expense resulting from favorable pricing and yields. This impact was fully offset by increased dry food expense and the benefit of an adjustment recorded during the second quarter of 2006 resulting from a modification of our accounting policy related to rebate accruals.

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items, workers’ compensation costs and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant-level operating results that are allocable to minority partners, but which is presented as bonus expense for accounting purposes. Each segment contributed as follows:

Bistro:  Labor expenses as a percentage of revenues at the Bistro increased primarily due to higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure, wage rate pressure impacting all hourly labor categories and the impact of decreased leverage resulting from lower average weekly sales on the portion of labor costs that is fixed in nature. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.

Pei Wei:  Labor expenses as a percentage of revenues at Pei Wei increased slightly primarily due to continued wage rate pressure in culinary positions, increased management incentive costs and the impact of decreased leverage resulting from lower average weekly sales on the portion of labor costs that is fixed in nature. The impact of these factors was partially offset by the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claims development.

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

Bistro:  Operating expenses as a percentage of revenues at our Bistro restaurants increased slightly when considering an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding the impact of this adjustment, operating expenses as a percentage of revenues increased primarily due to costs related to the system-wide rollout of a new safety program initiative as well as higher utilities costs and the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature.

Pei Wei:  Operating expenses as a percentage of revenues at our Pei Wei restaurants increased including an adjustment resulting from a modification of our accounting policy related to utility accruals during the second quarter of 2006. Excluding the impact of this adjustment, operating expenses as a percentage of revenues increased primarily due to an increase in marketing spend, the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature and higher utilities costs, partially offset by reduced take-out supplies and menu printing costs.

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

Pei Wei:  Occupancy costs as a percentage of revenues at Pei Wei increased primarily due to the impact of decreased leverage resulting from lower average weekly sales combined with higher general liability insurance costs, partially offset by reduced property tax accruals.

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

Bistro:  General and administrative costs at the Bistro increased primarily due to higher management incentive accruals resulting from the impact of the 2007 change in the Bistro partnership structure, an increase in health insurance costs and greater travel-related expenses. As a percentage of revenues, Bistro’s general and administrative costs were consistent with the prior year.

Pei Wei:  General and administrative costs at Pei Wei increased primarily due to an increase in compensation expense related to the addition of development and operating partners as well as our new Pei Wei Chief Operating Officer, increased health insurance costs, higher management incentive accruals, greater travel-related expenses and increased share-based compensation expense. As a percentage of revenues, Pei Wei’s general and administrative costs decreased compared to the prior year due to improved leverage resulting from the impact of an expanded store base.

Shared Services and Other:  General and administrative costs for Shared Services and Other increased $4.8 million or 18 percent principally due to higher compensation and benefits expense, primarily related to the addition of corporate management personnel, and increased share-based compensation expense. This increase was partially offset by lower incentive compensation expense and reduced legal expenses.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants that opened during fiscal 2007 and, to a lesser extent, costs related to our new plateware and grill menu initiatives. As a percentage of revenues, depreciation and amortization increased due to higher average capital expenditures for new restaurants and remodels as well as the impact of decreased leverage resulting from lower average weekly sales.

Pei Wei:  Depreciation and amortization increased primarily due to additional depreciation and amortization on restaurants that opened during fiscal 2007. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales and higher average capital expenditures for new restaurants.

Preopening Expense

Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries, relocation costs, employee payroll and related training costs. Preopening expenses also include straight-line rent expense for the period between the possession date of the leased premises and the restaurant opening date. Each segment contributed as follows:

Bistro:  Preopening expense increased primarily due to the impact in 2007 of the timing and number of restaurants scheduled to open during early fiscal 2008 compared to the impact in 2006 of early fiscal 2007 openings. Additionally, total preopening costs per restaurant increased slightly during fiscal 2007 compared to the prior year.

Pei Wei:  Preopening expense increased primarily due to the impact of opening 37 new Pei Wei restaurants during fiscal 2007 compared to 30 new Pei Wei restaurants during fiscal 2006, as well as the impact in 2007 of the timing and number of restaurants scheduled to open during early fiscal 2008 compared to the impact in 2006 of early fiscal 2007 openings. Additionally, total preopening costs per restaurant increased slightly during fiscal 2007 compared to the prior year.

Partner Investment Expense

Partner investment expense represents the difference between the imputed fair value of our partners’ ownership interests at the time the partners invest in their restaurants and our partners’ cash contributions for those ownership interests. Additionally, for those partners who are bought out prior to the end of a specific term (generally five years), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater. Each segment contributed as follows:

Bistro:  Partner investment expense at the Bistro decreased due to the change in partnership structure discussed previously, which led to a significant increase in early buyouts of minority partner interests during fiscal 2007. These early buyouts resulted in a $3.4 million reversal of previously recognized partner investment expense due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure, partner investment expense is no longer recognized at the time a new Bistro restaurant opens.

Pei Wei:  Partner investment expense at Pei Wei increased primarily due to the impact of opening 37 new restaurants during fiscal 2007 compared to opening 30 new restaurants during fiscal 2006. These increases were partially offset by higher expense reductions related to minority partner buyouts and the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in fiscal 2007.

Interest and Other Income (Expense), Net

Interest expense recognized during fiscal 2007 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings as well as accretion expense related to our conditional asset retirement obligations. Interest income earned during fiscal 2006 primarily relates to interest-bearing overnight deposits.

Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities in late 2006 to fund our share repurchase program, combined with increased interest expense in 2007 resulting from greater interest incurred related to additional credit line borrowings, a portion of which exceeded our limit for capitalization during 2007. We expect to continue to recognize net interest expense during 2008 until such time as we lower our outstanding debt levels.

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

Bistro:  Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2007. These buyouts reduced the number of minority interests from 338 interests as of December 31, 2006 to 133 interests as of December 30, 2007.

Pei Wei:  Minority interest as a percentage of revenues at Pei Wei decreased due to the impact of lower restaurant net income and the impact of partner buyouts occurring during fiscal 2007.

Provision for Income Taxes

Our effective tax rate from continuing operations was 24.7% for fiscal 2007 compared to 28.6% for fiscal 2006. The income tax rates for both fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. The decrease in the effective rate for fiscal 2007 compared to fiscal 2006 is primarily due to an income tax benefit arising from state tax credits and state and federal net operating losses. Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, the Company will recognize sufficient future taxable income to realize the benefit of its deferred tax assets. See Note 14 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

Loss on Discontinued Operations, Net of Tax

As a result of the planned sale of Taneko’s long-lived assets, Taneko was classified as a discontinued operation as of December 30, 2007. All revenues, costs and expenses and income taxes attributable to Taneko have been aggregated within “loss from discontinued operations, net of tax” for all periods presented.

Additionally, based on an asset impairment analysis performed as of December 30, 2007, the carrying value of Taneko’s long-lived assets exceeded their estimated fair value. As a result, we recognized a $3.1 million pretax asset impairment charge which is also included within discontinued operations for 2007. We expect to finalize the asset sale during the first quarter of 2008. See Note 2 to the consolidated financial statements for additional discussion.

Fiscal 2006 compared to Fiscal 2005

Our consolidated operating results for the fiscal years ended December 31, 2006 (fiscal year 2006) and January 1, 2006 (fiscal year 2005) were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$936,864	100.0%	$809,153	100.0%	$127,711	15.8%
Costs and expenses:
Cost of sales	256,259	27.4%	224,634	27.8%	31,625	14.1%
Labor	309,774	33.1%	266,243	32.9%	43,531	16.4%
Operating	146,247	15.6%	122,247	15.1%	24,000	19.6%
Occupancy	52,408	5.6%	42,793	5.3%	9,615	22.5%
General and administrative	56,030	6.0%	41,117	5.1%	14,913	36.3%
Depreciation and amortization	44,793	4.8%	36,950	4.6%	7,843	21.2%
Preopening expense	12,286	1.3%	9,245	1.1%	3,041	32.9%
Partner investment expense	4,371	0.5%	4,800	0.6%	(429)	(8.9)%

Total costs and expenses	882,168	94.2%	748,029	92.4%	134,139	17.9%

Income from operations	54,696	5.8%	61,124	7.6%	(6,428)	(10.5)%
Interest and other income (expense), net	1,315	0.1%	1,841	0.2%	(526)	(28.6)%
Minority interest	(8,116)	(0.9)%	(8,227)	(1.0)%	111	(1.3)%

Income before provision for income taxes	47,895	5.1%	54,738	6.8%	(6,843)	(12.5)%
Provision for income taxes	(13,712)	(1.5)%	(16,942)	(2.1)%	3,230	(19.1)%

Income from continuing operations	34,183	3.6%	37,796	4.7%	(3,613)	(9.6)%
Loss from discontinued operations, net of tax	(930)	(0.1)%	—	0.0%	(930)	0.0%

Net Income	$33,253	3.5%	$37,796	4.7%	$(4,543)	(12.0)%

Certain percentage amounts do not sum to total due to rounding.

Operating results for the Bistro for fiscal years 2006 and 2005 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$756,634	100.0%	$675,204	100.0%	$81,430	12.1%
Costs and expenses:
Cost of sales	206,567	27.3%	187,073	27.7%	19,494	10.4%
Labor	247,097	32.7%	221,126	32.7%	25,971	11.7%
Operating	115,465	15.3%	100,199	14.8%	15,266	15.2%
Occupancy	40,683	5.4%	34,700	5.1%	5,983	17.2%
General and administrative	20,503	2.7%	15,512	2.3%	4,991	32.2%
Depreciation and amortization	34,451	4.6%	30,093	4.5%	4,358	14.5%
Preopening expense	8,004	1.1%	6,028	0.9%	1,976	32.8%
Partner investment expense	3,475	0.5%	3,526	0.5%	(51)	(1.4)%

Total costs and expenses	676,245	89.4%	598,257	88.6%	77,988	13.0%

Income from operations	80,389	10.6%	76,947	11.4%	3,442	4.5%
Interest and other income (expense), net	(255)	(0.0)%	251	0.0%	(506)	(201.6)%
Minority interest	(6,993)	(0.9)%	(7,118)	(1.1)%	125	(1.8)%

Income before provision for income taxes	$73,141	9.7%	$70,080	10.4%	$3,061	4.4%

Certain percentage amounts do not sum to total due to rounding.

Operating results for Pei Wei for the fiscal years 2006 and 2005 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2006	Revenues	2005	Revenues	Change	% Change

Revenues	$180,230	100.0%	$133,949	100.0%	$46,281	34.6%
Costs and expenses:
Cost of sales	49,692	27.6%	37,561	28.0%	12,131	32.3%
Labor	62,677	34.8%	45,117	33.7%	17,560	38.9%
Operating	30,782	17.1%	22,048	16.5%	8,734	39.6%
Occupancy	11,725	6.5%	8,093	6.0%	3,632	44.9%
General and administrative	9,387	5.2%	6,907	5.2%	2,480	35.9%
Depreciation and amortization	9,205	5.1%	5,977	4.5%	3,228	54.0%
Preopening expense	4,283	2.4%	3,217	2.4%	1,066	33.1%
Partner investment expense	896	0.5%	1,274	1.0%	(378)	(29.7)%

Total costs and expenses	178,647	99.1%	130,194	97.2%	48,453	37.2%

Income from operations	1,583	0.9%	3,755	2.8%	(2,172)	(57.8)%
Interest and other income (expense), net	(15)	(0.0)%	15	0.0%	(30)	(200.0)%
Minority interest	(1,123)	(0.6)%	(1,109)	(0.8)%	(14)	1.3%

Income before provision for income taxes	$445	0.2%	$2,661	2.0%	$(2,216)	(83.3)%

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

Pei Wei:  Preopening expense increased primarily due to the recognition of preopening rent during construction recognized in 2006 and the impact of opening 30 new Pei Wei restaurants in 2006 compared to 24 new Pei Wei restaurants in 2005, partially offset by a slight decrease in the average per location preopening costs incurred during fiscal 2006. This decrease in average costs was primarily due to lower manager salary and travel costs associated with the higher ratio of restaurant openings in mature markets versus new markets during 2006.

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

Provision for Income Taxes

Our effective tax rate from continuing operations was 28.6% for fiscal 2006 and 31.0% for fiscal 2005. Disregarding the benefit of $0.2 million in reserve adjustments due to closure of audits during 2006 offset by $0.1 million in newly identified tax exposure items, our effective tax rate was 29.0%. In accordance with Accounting Principles Board No. 28, Interim Financial Reporting, we estimate our effective tax rate for the entire year and apply it to our interim operating results. When significant unusual charges occur, the income tax effect for such charges is computed separately and is not included in the estimated annual effective tax rate. The income tax rates for fiscal 2006 and fiscal 2005 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended December 30, 2007, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2007				Fiscal 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$263,684	$266,823	$270,282	$291,933	$228,613	$225,981	$231,024	$251,246
Costs and expenses:
Cost of sales	27.5%	27.3%	27.3%	27.6%	27.7%	27.1%	27.2%	27.3%
Labor	33.7	33.8	34.0	33.3	33.7	33.4	33.0	32.3
Operating	15.6	15.8	16.2	16.1	15.2	16.0	15.7	15.4
Occupancy	5.6	5.8	5.9	5.7	5.5	5.6	5.8	5.5
General and administrative	6.3	5.9	6.4	6.0	5.7	6.1	6.2	5.9
Depreciation and amortization	4.8	5.1	5.5	5.5	4.5	4.7	5.0	4.9
Preopening expense	1.0	1.2	1.8	1.4	0.7	1.2	1.5	1.7
Partner investment expense	(0.5)	(0.2)	(0.0)	(0.0)	0.1	0.4	0.6	0.7

Total costs and expenses	93.9	94.8	97.0	95.5	93.2	94.5	95.2	93.8

Income from operations	6.1	5.2	3.0	4.5	6.8	5.5	4.8	6.2
Interest and other income (expense), net	0.1	0.1	(0.0)	(0.2)	0.2	0.3	0.1	(0.0)
Minority interest	(0.6)	(0.4)	(0.3)	(0.2)	(0.9)	(0.9)	(0.8)	(0.8)

Income before provision for income taxes	5.6	4.9	2.7	4.0	6.2	4.8	4.1	5.3
Provision for income taxes	(1.5)	(1.3)	(0.6)	(0.9)	(1.8)	(1.2)	(1.1)	(1.7)

Income from continuing operations	4.1%	3.6%	2.1%	3.2%	4.4%	3.7%	3.0%	3.6%
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	(0.8)	(0.1)	(0.1)	(0.1)	(0.1)

Net Income	4.0%	3.5%	2.0%	2.4%	4.3%	3.6%	2.9%	3.5%

Certain percentage amounts may not sum to total due to rounding.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, though we also borrow under our credit facility from time to time. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. In fiscal 2007 and 2006, our need for capital resources was also driven by additional repurchases of our common stock and, in 2007, repurchases of minority interests.

The following table presents a summary of our cash flows for fiscal years 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Net cash provided by operating activities	$137,920	$123,404	$108,517
Net cash used in investing activities	(166,376)	(75,065)	(140,683)
Net cash provided by (used in) financing activities	20,922	(48,698)	(2,295)

Net decrease in cash and cash equivalents	$(7,534)	$(359)	$(34,461)

Operating Activities

We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded the net income due principally to the effect of depreciation and amortization, an increase in operating liabilities and the effect of minority interest, share-based compensation (in fiscal 2007 and 2006 only) and partnership-related non-cash expenses. Additionally, the impact of a non-cash asset impairment charge related to the anticipated sale of Taneko’s assets is included in fiscal 2007.

Investing Activities

We use cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $151.6 million, $114.3 million and $93.8 million in fiscal years 2007, 2006 and 2005, respectively. Also included are purchases of minority interests of $13.0 million, $2.1 million and $6.1 million in 2007, 2006 and 2005, respectively, and capitalized interest of $1.8 million, $1.0 million and $3.4 million in 2007, 2006 and 2005, respectively. Additionally, we had net sales (purchases) of short-term investments totaling $42.4 million and ($37.4 million) during 2006 and 2005, respectively.

We intend to open 17 new Bistro restaurants and 25 new Pei Wei restaurants in fiscal year 2008. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total capital expenditures for fiscal 2008 to approximate $105.0 million to $115.0 million.

Financing Activities

Financing activities for fiscal year 2007 and 2006 primarily consist of cash inflows of $65.5 million and $6.9 million, respectively, from net debt borrowings as well as cash outflows resulting from treasury stock purchases of $50.0 million and $46.4 million, respectively. Additionally, financing activities include the tax benefit from disqualifying stock option dispositions and distributions to minority partners, offset by the impact of proceeds from stock options exercised and employee stock purchases. Fiscal year 2006 also included $7.3 million related to the purchase of Pei Wei minority interests.

Future Capital Requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have been and will continue to be significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and any potential repurchases of our common stock. We believe that our cash flow from operations, together with our current cash reserves and available credit lines, will be sufficient to fund our projected capital requirements through 2008 and for the foreseeable future. In the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.

Credit Facility

On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. Borrowings under the Credit Facility bear interest, at our option, at a rate equal to either (i) LIBOR plus an applicable margin as defined in the Credit Facility ranging from 0.4% to 0.875%, depending on our current leverage ratio or (ii) the higher of (a) the Federal Funds Effective Rate plus one-half of 1.0% or (b) the Prime Rate as announced by JPMorgan Chase Bank. The Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate ranging from 0.08% to 0.175%, depending on our current leverage ratio. At December 30, 2007, our interest margin was 0.625% and commitment fee was 0.125%.

The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of December 30, 2007 as our leverage ratio was 1.91:1 and the fixed charge coverage ratio was 2.02:1.

The Credit Facility is guaranteed by our material existing and future domestic subsidiaries.

As of December 30, 2007, we had borrowings outstanding under the Credit Facility totaling $85.0 million at an average interest rate of 5.7% as well as $9.7 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $55.3 million at December 30, 2007.

Share Repurchase Program

In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over a one-year period. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006 and the remaining $3.6 million available under this share repurchase authorization expired in July 2007.

During 2007, our Board of Directors authorized a subsequent program to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. We repurchased a total of 1.8 million shares of our common stock for $50.0 million at an average price of $27.11 during fiscal 2007 using cash on hand and available credit lines. There can be no assurance that we will purchase any additional shares.

Partnership Activities

As of December 30, 2007, there were 112 partners within our partnership system representing 326 partnership interests. During 2007, we had the opportunity to purchase 37 partnership interests which had reached the five-year threshold period during the year, as well as 244 additional partnership interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 256 of these partnership interests in their entirety for a total of approximately $24.8 million. Of the total purchase price, approximately $13.0 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at December 30, 2007.

In 2008, we will have the opportunity to purchase 44 additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $4.5 million to $5.5 million based upon the estimated fair value of the respective interests at December 30, 2007. If we purchase all of these interests in 2008, the estimated liquidity impact will be a reduction of cash of approximately $1.5 million to $1.8 million during the year.

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

Purchase Commitments

The following table shows our purchase commitments by category as of December 30, 2007 (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$98,364	$6,932	$4,713	$126	$86,593
Operating leases	385,982	42,242	87,255	85,781	170,704
Capital leases	4,230	416	832	832	2,150
Purchase obligations	86,221	83,007	3,214	—	—

Total	$574,797	$132,597	$96,014	$86,739	$259,447

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

We are exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility and other borrowings as well as from changes in commodities prices.

Our revolving credit facility allows for borrowings up to $150.0 million bearing interest at variables rates of LIBOR plus an applicable margin. We held no short-term investments at December 30, 2007. We had borrowings of $85.0 million outstanding under our credit facility and unsecured promissory notes totaling $11.5 million at December 30, 2007. Based on these debt levels, a hypothetical 100 basis point change in interest rates would have a $1.0 million pre-tax impact on our results of operations.

We purchase certain commodities such as beef, pork, poultry, seafood and produce. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short-term in nature.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year ended December 30, 2007 and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for the year ended December 30, 2007 and the year ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Phoenix, Arizona
February 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
P.F. Chang’s China Bistro, Inc.

We have audited the accompanying consolidated statements of income, common stockholders’ equity, and cash flows of P.F. Chang’s China Bistro, Inc. for the year ended January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of P.F. Chang’s China Bistro, Inc. for the year ended January 1, 2006, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 13, 2006

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$24,055	$31,589
Inventories	4,649	4,232
Prepaids and other current assets	32,552	28,995

Total current assets	61,256	64,816
Property and equipment, net	520,145	421,770
Goodwill	6,819	6,819
Intangible assets, net	22,004	12,644
Other assets	12,406	7,996

Total assets	$622,630	$514,045

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,745	$15,255
Construction payable	11,319	9,075
Accrued expenses	59,259	55,848
Unearned revenue	25,346	18,226
Current portion of long-term debt, including $3,507 and $3,542 due to related parties at December 30, 2007 and December 31, 2006, respectively	6,932	5,487

Total current liabilities	120,601	103,891
Long-term debt, including $3,002 and $588 due to related parties at December 30, 2007 and December 31, 2006, respectively	90,828	13,723
Lease obligations	93,435	71,682
Other liabilities	6,710	1,909
Minority interests	17,169	33,315
Commitments and contingencies (Note 15)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 24,151,888 shares and 25,373,019 shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	27	27
Additional paid-in capital	196,385	174,101
Treasury stock, at cost, 3,240,943 shares and 1,397,261 shares outstanding at December 30, 2007 and December 31, 2006, respectively	(96,358)	(46,373)
Retained earnings	193,833	161,770

Total common stockholders’ equity	293,887	289,525

Total liabilities and common stockholders’ equity	$622,630	$514,045

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands, except per share amounts)

Revenues	$1,092,722	$936,864	$809,153
Costs and expenses:
Cost of sales	299,713	256,259	224,634
Labor	368,059	309,774	266,243
Operating	173,993	146,247	122,247
Occupancy	63,111	52,408	42,793
General and administrative	66,968	56,030	41,117
Depreciation and amortization	56,832	44,793	36,950
Preopening expense	14,983	12,286	9,245
Partner investment expense	(2,012)	4,371	4,800

Total costs and expenses	1,041,647	882,168	748,029

Income from operations	51,075	54,696	61,124
Interest and other income (expense), net	(100)	1,315	1,841

Income before minority interest and provision for income taxes	50,975	56,011	62,965
Minority interest	(4,169)	(8,116)	(8,227)

Income from continuing operations before provision for income taxes	46,806	47,895	54,738
Provision for income taxes	(11,563)	(13,712)	(16,942)

Income from continuing operations	35,243	34,183	37,796
Loss from discontinued operations, net of tax	(3,180)	(930)	—

Net Income	$32,063	$33,253	$37,796

Basic income per share:
Income from continuing operations	$1.38	$1.31	$1.44
Loss from discontinued operations, net of tax	(0.12)	(0.03)	—

Net Income	$1.26	$1.28	$1.44

Diluted income per share:
Income from continuing operations	$1.36	$1.28	$1.40
Loss from discontinued operations, net of tax	(0.12)	(0.04)	—

Net Income	$1.24	$1.24	$1.40

Weighted average shares used in computation:
Basic	25,473	26,075	26,271

Diluted	25,899	26,737	27,000

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Treasury	Retained
	Shares	Amount	Ca pital	Stock	Earnings	Total
	(In thousands)

Balances, January 2, 2005	26,068	26	154,210	—	90,721	244,957
Issuance of common stock under stock option plans	285	—	6,075	—	—	6,075
Issuance of common stock under employee stock purchase plan	44	—	1,891	—	—	1,891
Tax benefit from disqualifying stock option dispositions	—	—	3,179	—	—	3,179
Net income	—	—	—	—	37,796	37,796

Balances, January 1, 2006	26,397	26	165,355	—	128,517	293,898
Issuance of common stock under stock option plans	210	1	3,071	—	—	3,072
Issuance of common stock under employee stock purchase plan	67	—	2,142	—	—	2,142
Issuance of restricted shares under incentive plans, net of forfeitures	96	—	—	—	—	—
Purchase of treasury stock	(1,397)	—	—	(46,373)	—	(46,373)
Purchase of subsidiary stock	—	—	(7,345)	—	—	(7,345)
Share-based compensation expense	—	—	8,941	—	—	8,941
Tax benefit from disqualifying stock option dispositions	—	—	1,937	—	—	1,937
Net income	—	—	—	—	33,253	33,253

Balances, December 31, 2006	25,373	27	174,101	(46,373)	161,770	289,525
Issuance of common stock under stock option plans	439	—	5,617	—	—	5,617
Issuance of common stock under employee stock purchase plan	83	—	2,174	—	—	2,174
Issuance of restricted shares under incentive plans, net of forfeitures	101	—	—	—	—	—
Purchase of treasury stock	(1,844)	—	—	(49,985)	—	(49,985)
Share-based compensation expense	—	—	10,512	—	—	10,512
Tax benefit from disqualifying stock option dispositions	—	—	3,981	—	—	3,981
Net income	—	—	—	—	32,063	32,063

Balances, December 30, 2007	24,152	27	196,385	(96,358)	193,833	293,887

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
	(In thousands)

Operating Activities:
Net income	$32,063	$33,253	$37,796
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	57,251	44,863	36,950
Share-based compensation	10,512	8,941	—
Deferred income taxes	4,767	(6,175)	1,817
Minority interest	4,169	8,116	8,227
Tax benefit from disqualifying stock option dispositions credited to equity	(3,981)	(1,937)	3,179
Asset impairment charge in discontinued operations	3,125	—	—
Partner investment expense	(2,012)	4,371	4,800
Partner bonus expense, imputed	1,374	1,999	1,808
Other	167	294	—
Changes in operating assets and liabilities:
Inventories	(417)	(771)	(510)
Prepaids and other current assets	(786)	(2,257)	(6,186)
Other assets	(3,937)	(2,464)	(1,042)
Accounts payable	2,490	1,405	(163)
Accrued expenses	3,411	14,984	8,566
Lease obligation	21,911	15,837	10,453
Unearned revenue	7,120	2,945	2,822
Other long-term liabilities	693	—	—

Net cash provided by operating activities	137,920	123,404	108,517
Investing Activities:
Capital expenditures	(151,553)	(114,330)	(93,792)
Purchase of minority interests	(13,032)	(2,142)	(6,085)
Capitalized interest	(1,791)	(1,003)	(3,396)
Purchase of short-term investments	—	(12,660)	(48,180)
Sale of short-term investments	—	55,070	10,770

Net cash used in investing activities	(166,376)	(75,065)	(140,683)
Financing Activities:
Borrowings on credit facility	96,000	12,000	—
Purchases of treasury stock	(49,985)	(46,373)	—
Repayments of long-term debt	(30,475)	(5,110)	(672)
Proceeds from stock options exercised and employee stock purchases	7,791	5,214	7,966
Distributions to minority members and partners	(6,365)	(10,080)	(10,774)
Tax benefit from disqualifying stock option dispositions credited to equity	3,981	1,937	—
Proceeds from minority investors’ contributions	387	1,205	1,320
Debt issuance costs	(254)	—	—
Payments of capital lease obligation	(158)	(146)	(135)
Purchase of subsidiary common stock	—	(7,345)	—

Net cash provided by (used in) financing activities	20,922	(48,698)	(2,295)

Net decrease in cash and cash equivalents	(7,534)	(359)	(34,461)
Cash and cash equivalents at the beginning of the period	31,589	31,948	66,409

Cash and cash equivalents at the end of the period	$24,055	$31,589	$31,948

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,907	$915	$429
Cash paid for income taxes, net of refunds	$4,615	$12,616	$15,116
Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	$11,732	$1,851	$3,756
Change in construction payable	$2,244	$2,612	$2,564
Capital lease adjustment	$—	$—	$1,737

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2007

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). The Company was formed in 1996 and became publicly traded in 1998.

Additionally, as of December 30, 2007, the Company owned and operated one Taneko Japanese Tavern (“Taneko”) restaurant. The Company plans to exit operation of this business and will not continue to develop Taneko. As a result, the Company is negotiating the sale of Taneko’s long-lived assets which is anticipated to be finalized during the first quarter of fiscal 2008.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December. Fiscal years 2007, 2006 and 2005 were each comprised of 52 weeks.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of December 30, 2007 and December 31, 2006 consisted primarily of money market funds.

Receivables

Receivables, which the Company classifies within prepaid and other current assets, consist primarily of amounts due from landlords or other parties for tenant incentives. Management believes these amounts to be collectible.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximate seven years. The Company’s home office building is depreciated on a straight-line basis over 30 years, and building improvements are depreciated on a straight-line basis over 20 years. Leasehold improvements and buildings under capital lease are amortized over the shorter of the useful life of the asset or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. China and smallwares are generally depreciated over two years up to 50 percent of their original cost and subsequent additions are recorded as operating expenses as they are purchased.

Depreciation and amortization expense includes the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Depreciation and amortization expense associated with property and equipment, including property under capital leases, totaled $54.5 million, $42.9 million and $36.3 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company incurred gross interest expense of approximately $2.5 million, $1.0 million and $3.4 million, respectively. Approximately $1.8 million, $1.0 million and $3.4 million, respectively, of interest costs were capitalized during the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

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

As of December 30, 2007, the Company recognized a $3.1 million asset impairment charge related to the long-lived assets of Taneko resulting from an impairment analysis performed due in part to the expected first quarter 2008 asset sale as is more fully described in Note 2. No other impairment of long-lived assets was recognized by the Company during the year ended December 30, 2007. There can be no assurance that future impairment tests will not result in a charge to earnings.

Goodwill and Intangibles Assets

Goodwill is not amortized but is subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of December 30, 2007, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets consist of the excess of the purchase price at the time the Company repurchases a partner’s minority interest over the imputed fair value of that interest at the time of the original investment. These assets are amortized over their useful lives, which is generally 15 years for Bistro restaurants and 10 years for Pei Wei restaurants.

The Company reviews intangible assets with definite lives (those assets resulting from the acquisition of minority interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. As of December 30, 2007, management has determined that there was no impairment of intangible assets. There can be no assurance that future intangible assets impairment tests will not result in a charge to earnings.

Other Assets

Other assets consist primarily of transferable and nontransferable liquor licenses, vendor deposits, capitalized software costs, deferred compensation plan assets and deferred financing costs. During 2007, the Company recorded additional assets related to liquor licenses for new restaurants, capitalized software and a new deferred compensation plan (see Note 11 for additional information).

Accrued Insurance

The Company is self-insured for certain exposures, principally medical and dental, general liability and workers’ compensation, for the first $100,000, $250,000 or $500,000 of individual claims, depending on the type of claim. The Company has paid amounts to its insurance carrier that approximate the cost of claims known to date and has provided additional accrued liabilities for its estimate of ultimate costs related to those claims. In developing these estimates, the Company and its insurance providers use historical experience factors to estimate the ultimate claim exposure. The Company’s self insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of historical industry data as well as the Company’s actual historical trends. It is reasonably possible that future adjustments to these estimates will be required. Management believes the Company has provided adequate reserves for its self-insured exposure.

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

For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation. Additionally, the Company accounts for tenant incentives received from its landlords in connection with certain of its operating leases as a deferred rent liability within lease obligations and amortizes this amount over the lease term.

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other liabilities also include the Company’s net long-term deferred tax liabilities as well as liabilities related to the Company’s deferred compensation plans which is discussed further in Note 11.

Unearned Revenue

The Company sells gift cards to customers in its restaurants, through its websites and via other retail outlets. Unearned revenue represents gift cards sold for which revenue recognition criteria, generally redemption, has not been met. These amounts are presented net of any discounts issued by the Company in connection with the terms of its third-party gift card distribution agreements.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

The Company expenses advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was approximately $5.8 million, $3.5 million and $4.1 million, respectively.

Partner Bonus Expense, Imputed

Partner bonus expense, imputed which is classified within labor expense on the consolidated statements of income, represents the portion of restaurant level operating results that is allocable to minority partners, but which is presented as bonus expense for accounting purposes. Specifically, given that employees who choose to invest as partners are not eligible to participate in restaurant-level bonus programs, a portion of their partnership earnings that would otherwise be presented as minority interest expense is deemed to be a bonus expense for financial reporting purposes. The amounts imputed are based on existing bonus programs used by the Company for non-investing employees based on individual restaurant level-operating results. Partner bonus expense, imputed for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $1.4 million, $2.0 million and $1.8 million, respectively.

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

Partner Investment Expense

Partner investment expense generally represents the difference between the imputed fair value of partners’ ownership interests and the partners’ cash capital contribution for these interests. Additionally, for those partners who are bought out prior to the end of a specific term (generally five years), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

Consolidated partner investment expense for the year ended December 30, 2007 was a net benefit of $2.0 million. Partner investment expense at the Bistro for the year ended December 30, 2007 was a $3.4 million benefit due to the change in the Bistro partnership structure discussed in Note 13, which led to a significant increase in buyouts of minority partner interests during fiscal 2007. These buyouts resulted in the reversal during fiscal 2007 of a portion of previously recognized partner investment expense, due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure at the Bistro beginning in fiscal 2007, partner investment expense is no longer recognized at the time a new Bistro restaurant opens. Partner investment expense for the years ended December 31, 2006 and January 1, 2006 was $4.4 million and $4.8 million, respectively.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 14 for additional information regarding the change in unrecognized tax benefits.

Minority interest relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the effect on net income and earnings per share if the Company had applied the fair value method and recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to share-based compensation:

Year Ended
January 1,
2006

Net income, as reported	$37,796
Deduct: Fair value based compensation expense, net of related tax effects	(6,160)

Pro forma net income	$31,636

Net income per share:
Basic, as reported	$1.44

Basic, pro forma	$1.20

Diluted, as reported	$1.40

Diluted, pro forma	$1.17

Weighted average shares used in computation:
Basic	26,271

Diluted	27,000

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the option plans:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Weighted average risk-free interest rate	4.7%	4.9%	4.1%
Expected life of options (years)	5.5	5.6	5.0
Expected stock volatility	35.0%	35.0%	38.9%
Expected dividend yield	0.0%	0.0%	0.0%

For purposes of pro-forma disclosures, the estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 10 for further discussion of the Company’s share-based compensation.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FSP 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Income from Continuing Operations per Share

Income from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic income from continuing operations per share is computed based on the weighted average of common shares outstanding during the period. Diluted income from continuing operations per share is computed based on the weighted average number of common shares and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s stock option plans. For the years ended December 30, 2007,

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and January 1, 2006, 1.6 million, 1.6 million and 0.3 million, respectively, of the Company’s shares were excluded from the calculation due to anti-dilutive effects.

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Numerator:
Income from continuing operations	$35,243	$34,183	$37,796

Denominator:
Basic: Weighted-average shares outstanding during the year	25,473	26,075	26,271
Add: Dilutive effect of employee and director stock options	426	662	729

Diluted	25,899	26,737	27,000

Income from continuing operations per share:
Basic	$1.38	$1.31	$1.44

Diluted	$1.36	$1.28	$1.40

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily with its landlords related to tenant incentives.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS 141R significantly changes the accounting for

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2009 and is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company applied the provisions of the FSP upon adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. The Company will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008 and does not expect adoption to have a material impact on its consolidated financial statements.

2.	Discontinued Operations

The Company opened its Taneko restaurant on October 1, 2006 in Scottsdale, Arizona. As a result of the operating losses realized by Taneko and management’s increased focus on the Company’s two core Bistro and Pei Wei restaurant concepts, the Company has decided to exit operation of the Taneko business. The Company has a memorandum of understanding for the sale of Taneko’s long-lived assets and expects to finalize the sale during the first quarter of 2008. The Company expects to retain a non-voting minority interest in Taneko after the asset sale is completed.

Based on these events, the Company classified Taneko as held for sale and performed an asset impairment analysis as of December 30, 2007. Based on this analysis, the Company determined that the carrying value of Taneko’s long-lived assets exceeded their estimated fair value and as a result, the Company recognized a $3.1 million pretax asset impairment charge related to the long-lived assets of Taneko during 2007.

Additionally, the Company determined that Taneko met the criteria for classification as a discontinued operation as of December 30, 2007. The aforementioned asset impairment charge, along with the revenues, costs

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses and income taxes attributable to Taneko have been aggregated within “loss from discontinued operations, net of tax” on the consolidated statements of income for all periods presented. Losses from discontinued operations, net of tax are comprised of the following (in thousands):

	Year Ended	Year Ended
	December 30,	December 31,
	2007	2006

Revenues	$2,560	$742
Loss from discontinued operations before income tax benefit	(1,714)	(1,509)
Income tax benefit	587	579

Loss from discontinued operations, net of tax, before asset impairment charge	(1,127)	(930)
Asset impairment charge, net of tax	(2,053)	—

Loss from discontinued operations, net of tax	$(3,180)	$(930)

3.	Prepaids and Other Current Assets

Prepaids and other current assets consist of the following:

	December 30,	December 31,
	2007	2006

Receivables	$15,758	$14,457
Current portion of deferred tax asset	7,659	8,868
Income taxes receivable	2,704	—
Prepaid rent	4,396	3,623
Other	2,035	2,047

Total prepaids and other current assets	$32,552	$28,995

Receivables as of December 30, 2007 and December 31, 2006 include amounts due from landlords or other parties for tenant incentives as a result of new restaurant openings during fiscal 2007 and fiscal 2006, respectively.

4.	Property and Equipment

Property and equipment consists of the following:

	December 30,	December 31,
	2007	2006

Land	$3,681	$3,681
Building and improvements	15,263	15,237
Leasehold improvements	509,431	413,529
Furniture, fixtures and equipment	146,344	116,867
China and smallwares	15,287	11,326

	690,006	560,640
Less: accumulated depreciation and amortization	(206,219)	(159,288)

	483,787	401,352
Add: Construction in progress	36,358	20,418

Property and equipment, net	$520,145	$421,770

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

Intangible assets consist of the following:

	December 30,	December 31,
	2007	2006

Intangible assets, gross	$25,408	$14,343
Accumulated amortization	(3,404)	(1,699)

Intangible assets, net	$22,004	$12,644

Intangible assets as of December 30, 2007 include additional intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment. Amortization expense related to intangible assets for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was approximately $1.7 million, $1.0 million and $0.7 million, respectively.

The estimated aggregate annual amortization expense for intangible assets at December 30, 2007, is summarized as follows (in thousands):

2008	$1,929
2009	1,929
2010	1,929
2011	1,929
2012	1,914
Thereafter	12,374

Total	$22,004

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 30,	December 31,
	2007	2006

Accrued payroll	$20,100	$18,099
Sales and use tax payable	6,215	6,531
Property tax payable	3,635	3,159
Accrued insurance	13,831	13,701
Accrued rent	4,136	3,708
Other accrued expenses	11,342	10,650

Total accrued expenses	$59,259	$55,848

7.	Credit Facility

On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions which allows for borrowings of up to $150.0 million. Borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to either (i) LIBOR plus an applicable margin as defined in the Credit Facility ranging from 0.4% to 0.875%, depending on the Company’s current leverage ratio or (ii) the higher of (a) the Federal Funds Effective Rate plus one-half of 1.0% or (b) the Prime Rate as announced by JPMorgan Chase Bank. The Credit Facility bears a commitment fee on the unused portion of the revolver at an

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual rate ranging from 0.08% to 0.175%, depending on the Company’s current leverage ratio. At December 30, 2007, the Company’s interest margin was 0.625% and commitment fee was 0.125%.

The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement for the Company to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of December 30, 2007 as the Company’s leverage ratio was 1.91:1 and the fixed charge coverage ratio was 2.02:1.

The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries.

As of December 30, 2007, the Company had borrowings outstanding under the Credit Facility totaling $85.0 million at an average interest rate of 5.7% as well as $9.7 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $55.3 million at December 30, 2007.

8.	Long-Term Debt

Long-term debt consists of the following:

	December 30,	December 31,
	2007	2006

Credit line borrowings (see Note 7)	$85,000	$12,000
Unsecured promissory notes — related parties, maturing January 2007 through December 2009	6,509	4,130
Unsecured promissory notes — non-related parties, maturing January 2007 through November 2009	4,947	3,010
Other	1,304	70

Total debt	97,760	19,210
Less: current portion	6,932	5,487

Total long-term debt	$90,828	$13,723

Unsecured promissory notes relate to the Company’s purchase of minority partner interests and have interest rates of 50 to 225 basis points over LIBOR (4.2% at December 30, 2007). Such notes are classified as related party for those partners who remain associated with the Company after the purchase of their interests. Other debt is presented net of debt discounts and is primarily comprised of non-interest-bearing promissory notes related to the purchase of certain of the Company’s liquor licenses.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate annual payments of long-term debt outstanding at December 30, 2007, are summarized as follows (in thousands):

2008	$6,932
2009	4,650
2010	63
2011	63
2012	63
Thereafter	86,593

Total	98,364
Less: debt discount	(604)

Total debt	$97,760

Note:  Aggregate amount due after 2012 includes outstanding credit line borrowings totaling $85.0 million as of December 30, 2007. The Credit Facility expires on August 30, 2013.

9.	Leases

The Company leases certain buildings and land which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capital lease assets consist of the following:

	December 30,	December 31,
	2007	2006

Capital lease assets, gross	$4,494	$4,494
Accumulated amortization	(2,048)	(1,810)

Capital lease assets, net	$2,446	$2,684

The related capital lease obligations are included in lease obligations and consist of the following:

	December 30,	December 31,
	2007	2006

Building	$2,416	$2,643
Land	1,050	1,050

Capital lease obligations	$3,466	$3,693

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2008 and 2025. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense included in the consolidated statements of income for operating leases is summarized as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Minimum rent	$31,285	$25,680	20,819
Contingent rent	9,626	8,886	8,193

Total rent expense	$40,911	$34,566	$29,012

At December 30, 2007, the Company had entered into lease agreements for certain restaurant facilities currently under construction or yet to be constructed. In addition, the leases also contain provisions for additional contingent rent based upon gross revenues, as defined in the leases. The following table does not include obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments under capital and operating leases (including restaurants to be opened after December 30, 2007) are as follows:

		Operating
	Capital Leases	Leases	Total

2008	$416	$42,242	$42,658
2009	416	43,479	43,895
2010	416	43,776	44,192
2011	416	43,319	43,735
2012	416	42,462	42,878
Thereafter	2,150	170,704	172,854

Total minimum lease payments	4,230	$385,982	$390,212

Less: Amount representing interest	1,847

Present value of minimum lease payments	$2,383

Tenant incentives contained within operating leases are excluded from the table shown above. Currently negotiated tenant incentives total $19.7 million and $0.9 million for fiscal 2008 and 2009, respectively.

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate seven percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the amounts disclosed above.

10.	Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 30, 2007 and December 31, 2006.

Stock Option Plans

1996 and 1997 Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and options currently outstanding at December 30, 2007 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of December 30, 2007.

1998 Plan

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 165,000 were available to be granted as of December 30, 2007. The option exercise price per share for an incentive stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The option exercise price per share for a nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant.

1999 Plan

During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 35,000 were available to be granted as of December 30, 2007. The option exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant.

2006 Plan

In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the grant of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 875,000 were available to be granted as of December 30, 2007. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of awards are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. Options currently outstanding generally vest monthly over five years and restricted stock grants cliff-vest three years from the date of issuance. All options granted under the 2006 Plan expire within 10 years of their date of grant.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option valuation

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the length of time employees will retain their vested stock options before exercising them (“expected term”), 2) the volatility of the Company’s common stock price over the expected term, 3) the number of options that will ultimately not vest (“forfeitures”) and (4) the weighted average risk-free rate of return. The following table presents information regarding options granted and exercised (in thousands except weighted average fair value):

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Weighted average fair value of stock options granted	$14.24	$13.77	$22.54
Intrinsic value of stock options exercised	$13,208	$6,322	$10,216
Tax deductions for non-qualified stock option exercises	$3,981	$1,937	$3,179

Option activity

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Shares	Price (per share)	Term	Value(1)
				(In thousands)
			(In years)

Outstanding at January 2, 2005	2,471,230	$29.92
Granted	876,550	55.66
Exercised	(285,269)	21.30
Forfeited (canceled)	(94,394)	46.06

Outstanding at January 1, 2006	2,968,117	$37.84
Granted	509,010	33.11
Converted Pei Wei options	306,782	5.06
Exercised	(211,318)	14.54
Forfeited (canceled)	(238,811)	46.70

Outstanding at December 31, 2006	3,333,780	$35.01
Granted	308,251	34.94
Exercised	(439,924)	12.78
Forfeited (canceled)	(185,299)	43.55

Outstanding at December 30, 2007	3,016,808	$37.72	6.3	$4,765

Options exercisable at December 30, 2007	1,975,114	$36.03	5.4	$4,674

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the quarter less the exercise price of each option multiplied by the number of in-the-money stock options.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding options outstanding and exercisable at December 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.20 - $10.00	144,865	3.1 years	$5.61	141,997	$5.57
$10.01 - $15.00	140,047	2.2 years	13.16	133,792	13.08
$15.01 - $20.00	246,251	3.3 years	18.72	246,251	18.72
$20.01 - $25.00	2,168	4.0 years	24.39	2,168	24.39
$25.01 - $30.00	11,430	4.4 years	29.10	11,430	29.10
$30.01 - $35.00	872,256	7.6 years	31.50	360,665	31.19
$35.01 - $40.00	142,980	6.9 years	38.43	112,476	38.59
$40.01 - $45.00	406,836	6.8 years	43.73	258,965	43.75
$45.01 - $50.00	328,951	5.8 years	46.47	250,305	46.40
$50.01 - $59.11	721,024	7.1 years	55.62	457,065	54.89

Restricted stock activity

During the years ended December 30, 2007 and December 31, 2006, the Company issued restricted stock as permitted under the 2006 Plan. Restricted stock issued is charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The fair value of restricted stock is determined based on the Company’s closing stock price on the date of grant. Restricted stock vests and becomes unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over the three-year service period.

Information regarding activity for restricted stock outstanding under the 2006 Plan is as follows:

	Restricted Share Awards
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	(per share)

Restricted share awards outstanding at January 1, 2006	—	$—
Granted	102,700	30.43
Vested	—	—
Forfeited (canceled)	(6,300)	30.05

Restricted share awards outstanding at December 31, 2006	96,400	30.46
Granted	128,922	33.84
Vested	—	—
Forfeited (canceled)	(27,420)	30.97

Restricted share awards outstanding at December 30, 2007	197,902	$32.59

All restricted share awards were issued to non-executives and no outstanding awards were vested as of December 30, 2007.

Share-based compensation expense

As share-based compensation expense recognized is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At December 30, 2007, non-vested

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based compensation, net of estimated forfeitures, totaled approximately $17.0 million for stock options and approximately $3.2 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.3 years for stock options and 2.2 years for restricted stock.

Reported share-based compensation was classified as follows:

	Year Ended	Year Ended
	December 30,	December 31,
	2007	2006

Labor	$906	$956
General and administrative	9,606	7,985

Total share-based compensation	10,512	8,941
Less: tax benefit	(2,481)	(2,562)

Total share-based compensation, net of tax	$8,031	$6,379

Share-based compensation also includes expense related to the Company’s Employee Stock Purchase Plan as described in further detail below.

2001 Pei Wei Plan and minority interest purchase

During 2001, Pei Wei Asian Diner, Inc.’s Board of Directors approved the Pei Wei Asian Diner, Inc. 2001 Stock Option Plan (“2001 Pei Wei Plan”), which provided for discretionary grants of incentive stock options and nonqualified stock options to employees, consultants and directors of Pei Wei Asian Diner, Inc. On January 9, 2006, the Company purchased the 13 percent minority interest held by key employees in its Pei Wei Asian Diner subsidiary for a value of approximately $22.8 million, thereby making Pei Wei Asian Diner a wholly-owned subsidiary. The purchase price consideration consisted of $7.3 million in cash and the conversion of outstanding options to purchase 98,100 shares of Pei Wei Asian Diner, Inc. common stock into options to purchase 306,782 shares of the Company’s common stock. There was no additional intrinsic value associated with the converted options to purchase the Company’s common stock for the key employees which are being accounted for under SFAS 123R. The transaction did not involve any changes in management or key positions in Pei Wei.

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

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan was initially equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period. In accordance with the adoption of SFAS 123R on January 2, 2006, the Company began recognizing share-based compensation expense for its Purchase Plan, which totaled $0.2 million and $0.5 million, respectively, during fiscal 2007 and fiscal 2006.

In August 2007, at the start of the most recent offering period, the Company modified the terms of its Purchase Plan such that the price at which stock is purchased is equal to 95 percent of the fair market value of the common stock on the last day of the offering period. As a result of this change, the Company’s Purchase Plan is no longer considered to be compensatory and therefore, the Company ceased recognizing share-based compensation expense associated with the Purchase Plan in August 2007.

Share Repurchase Program

In July 2006, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over a one-year period. The Company repurchased 1.4 million shares of common stock for $46.4 million during fiscal 2006 and did not repurchase any shares of common stock during fiscal 2007 under this authorization. The remaining $3.6 million available under this share repurchase authorization expired in July 2007.

During 2007, the Company’s Board of Directors authorized a subsequent program to repurchase up to $100.0 million of outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. The Company repurchased 1.8 million shares of its common stock for $50.0 million during fiscal 2007 using cash on hand and available credit lines.

11.	Benefit Plans

401(k) Plan

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and also permits the Company to make discretionary matching contributions. During the years ended December 31, 2006 and January 1, 2006, the Company did not make any contributions to the Plan. Beginning July 1, 2007, the Company makes bi-weekly matching contributions in amounts equal to 25% of the first 6% of employee compensation contributed, resulting in a maximum contribution of 1.5% of participating employee compensation per year (subject to annual dollar maximum limits). Company contributions to the Plan vest at the rate of 20% each year beginning after the employee’s first year of service. During the year ended December 30, 2007, the Company’s matching contribution expense under the Plan was $0.3 million.

401(k) Restoration Plan

Effective July 1, 2007, the Company adopted a 401(k) Restoration Plan (the “Restoration Plan”), a nonqualified deferred compensation plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferrable under the Restoration Plan is 75% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 1.5% of employee compensation per year (subject to annual dollar maximum limits). Company contributions to the Restoration

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan vest at the rate of 20% each year beginning after the employee’s first year of service. During the year ended December 30, 2007, the Company’s matching contribution expense under the Restoration Plan was $0.1 million.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Restoration Plan. In accordance with EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the offsetting obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $0.6 million at December 30, 2007. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

12.	Employment Agreements

In August 2002, the Company executed employment agreements with its Chief Executive Officer, its President and the President of Pei Wei Asian Diner, Inc., its then majority owned subsidiary. These agreements were amended in June 2005. In June 2005, the Company executed an employment agreement with its Chief Administrative Officer. In May 2006, the Company executed an employment agreement with its Chief Financial Officer. The term for these original and amended agreements is three years and the agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination.

The agreements with the Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, the President of the Company and the President of Pei Wei Asian Diner, Inc. provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). These provisions in the employment agreements resulted in a modification under FIN 44 to APB 25. Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price and the fair value at the modification date for the number of shares ultimately affected by the modification. As of December 30, 2007, approximately 1.3 million shares were affected by these agreements of which approximately 0.5 million shares were unvested.

13.	Partnership Structure

The Company utilizes a partnership philosophy to facilitate the development, leadership and operation of its restaurants. Historically, this philosophy has been embodied in a traditional legal partnership structure, which includes capital contributions from partners in exchange for an ownership stake in the profits and losses of the Company’s restaurants. Each partner is required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner is employed to manage. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees. At the end of a

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific term (generally five years), the Company has the right, but not the obligation, to purchase the minority partner’s interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region, as appropriate. The Company has the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years.

Effective January 2007 for new store openings, the Bistro employs a different structure to achieve the same goal. At the restaurant level, the Bistro’s Operating and Culinary Partners (“partners” in the philosophical not legal sense) share in the profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in the new plan receive amounts classified as compensation expense rather than a share of partnership earnings. Accordingly, compensation expense for the Bistro’s Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for the Bistro’s Market Partners and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change; however, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

The following is a summary of partnership activity during fiscal 2007 and 2006:

	December 30,	December 31,
	2007	2006

Total number of partners	112	223
Partnership interests purchased during the year	256	44
Purchase price of partnership interests purchased (in thousands):
Cash	$13,032	$3,342
Debt	11,732	1,875

Total	$24,764	$5,217

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

Income tax expense from continuing operations consisted of the following:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Federal:
Current	$4,506	$16,075	$12,230
Deferred	5,853	(5,173)	1,538

Total Federal	$10,359	$10,902	$13,768

State:
Current	$1,498	$3,593	$2,895
Deferred	(294)	(783)	279

Total State	$1,204	$2,810	$3,174

Total income tax expense	$11,563	$13,712	$16,942

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	2.6%	3.8%	3.8%
Share-based compensation expense	(0.1)%	0.5%	0.0%
FICA tip credit	(12.1)%	(9.9)%	(7.7)%
Other, net	(0.7)%	(0.8)%	(0.1)%

Total effective rate	24.7%	28.6%	31.0%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 30,	December 31,
	2007	2006

Deferred tax assets:
Preopening expenses	$2,750	$1,842
FICA and AMT credit carryforwards	335	3,398
Goodwill and intangibles	8,391	8,342
Unearned compensation	3,921	5,193
Insurance	5,289	5,249
Share-based compensation expense	6,387	3,102
Other	3,081	1,024
Straight line rent	1,360	814

Total deferred tax assets	$31,514	$28,964

Deferred tax liabilities:
Depreciation on property and equipment	$28,067	$20,851

Net deferred tax assets before valuation allowance	$3,447	$8,113
Less: valuation allowance	(101)	—

Net deferred tax assets	$3,346	$8,113

The Company currently files tax returns on a consolidated basis in some states and on a stand-alone basis in others. At December 30, 2007, the Company had deferred tax assets totaling $0.3 million related to state net operating loss carryforwards in certain states where stand-alone tax returns are filed. These losses expire over the next five to 20 years. The Company has recorded a valuation allowance to offset the deferred tax assets for those losses that the Company does not anticipate being able to utilize prior to their expiration.

At December 30, 2007, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recorded a $4.3 million, $1.9 million and $3.2 million, respectively, increase to equity with a corresponding reduction to income tax liability. Additionally, the Company reversed $0.4 million of deferred tax assets related to fully vested cancelled options for which the Company will not receive a tax benefit. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for tax contingencies was $1.6 million and $2.1 million, respectively, at December 30, 2007 and December 31, 2006. This balance is the Company’s best estimate of the potential liability for tax contingencies. The decline in the tax contingency reserve was primarily due to the closure of audits and the expiration of the statute of limitations, partially offset by additions due to changes in tax laws and current year requirements for asserted and unasserted items. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the date of adoption of FIN 48, the Company had $1.4 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. As of December 30, 2007, the Company had $1.2 million of unrecognized tax benefits. Changes in the Company’s unrecognized tax benefits are as follows:

Beginning balance on January 1, 2007	$1,411
Decreases attributable to tax positions taken during prior periods	(94)
Increases attributable to tax positions taken during the current period	155
Decreases related to settlements with taxing authorities	(104)
Decreases resulting from a lapse of applicable statutes of limitations	(193)

Ending balance on December 30, 2007	$1,175

Currently, the Company has statutes of limitations open in various states ranging from the 1999 through 2006 tax years. The federal statute of limitations is currently open for the 2004 through 2006 tax years.

As of the date of adoption and December 30, 2007, the Company had accrued $0.2 million and $0.3 million, respectively, of interest related to uncertain tax positions. For the year ended December 30, 2007, provision for income tax includes a $0.3 million benefit related to a reduction in interest expense on unrecognized tax benefits. As of both the date of adoption and December 30, 2007, the Company had accrued $0.1 million of penalties related to uncertain tax positions.

15.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to certain commodities contracts and construction for restaurants planned to open in the near future. At December 30, 2007, such purchase obligations approximated $83.0 million and were due within the following 12-month period.

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

16.	Segment Reporting

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, beginning in fiscal 2005, the Company began classifying certain general and administrative expenses, which benefit both the Bistro and Pei Wei, within Shared Services. Assets held for sale related to discontinued operations are included in total assets for Shared Services. There were no material amounts of revenues or transfers among reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about reportable segments:

	Total	Shared Services	Bistro	Pei Wei

Fiscal Year 2007
Revenues	$1,092,722	$—	$849,743	$242,979
Income (loss) from continuing operations before provision for income taxes	46,806	(32,358)	80,237	(1,073)
Capital expenditures	151,553	157	111,248	40,148
Depreciation and amortization	56,832	1,416	42,294	13,122
Total assets	622,630	36,813	467,659	118,158
Goodwill	6,819	—	6,566	253
Fiscal Year 2006
Revenues	$936,864	$—	$756,634	$180,230
Income (loss) from continuing operations before provision for income taxes	47,895	(25,691)	73,141	445
Capital expenditures	114,330	3,848	76,853	33,629
Depreciation and amortization	44,793	1,137	34,451	9,205
Total assets	514,045	29,755	395,263	89,027
Goodwill	6,819	—	6,566	253
Fiscal Year 2005
Revenues	$809,153	$—	$675,204	$133,949
Income (loss) from continuing operations before provision for income taxes	54,738	(18,003)	70,080	2,661
Capital expenditures	93,792	5,897	65,251	22,644
Depreciation and amortization	36,950	880	30,093	5,977

17.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2007 and 2006 (in thousands, except per share data). In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Fiscal 2007				Fiscal 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$263,684	$266,823	$270,282	$291,933	$228,613	$225,981	$231,024	$251,246
Income before provision for income taxes	14,756	13,037	7,221	11,792	14,113	10,905	9,495	13,382
Income from continuing operations	10,758	9,630	5,603	9,252	9,962	8,294	6,891	9,036
Loss from discontinued operations, net of tax	(293)	(353)	(328)	(2,206)	(149)	(205)	(305)	(271)
Net income	10,465	9,277	5,275	7,046	9,813	8,089	6,586	8,765
Basic income from continuing operations per share	0.42	0.37	0.22	0.37	0.38	0.31	0.27	0.36

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2007				Fiscal 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Basic net income per share	0.41	0.36	0.20	0.28	0.37	0.30	0.25	0.35
Diluted income from continuing operations per share	0.41	0.37	0.21	0.37	0.37	0.30	0.26	0.35
Diluted net income per share	0.40	0.36	0.20	0.28	0.36	0.30	0.25	0.34
Basic weighted average shares outstanding	25,488	25,708	25,773	24,923	26,485	26,546	26,000	25,269
Diluted weighted average shares outstanding	26,046	26,129	26,105	25,257	27,239	27,258	26,558	25,893

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2007. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 1, 2006 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

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

We have audited the Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year ended December 30, 2007 and the year ended December 31, 2006, and our report dated February 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Phoenix, Arizona
February 14, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders to be held on April 18, 2008 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.  Information about P.F. Chang’s China Bistro, Inc. equity compensation plans at December 30, 2007 was as follows:

			Number of Shares
			Remaining
			Available for
	Number of Shares	Weighted	Future Issuance
	to Be Issued	Average Exercise	Under Equity
	Upon Exercise	Price of	Compensation
	of Outstanding	Outstanding	Plans
Plan Category	Options	Options	(1)

Equity compensation plans approved by shareholders(a)	2,829,563	$38.16	1,395,708	(c)
Equity compensation plans not approved by shareholders(b)	187,245	$31.18	35,603

Total	3,016,808		1,431,311

(a)	Consists of five P.F. Chang’s stock plans: 1996 Stock Option Plan, 1997 Restaurant Management Stock Option Plan, Second Amended and Restated 1998 Stock Option Plan, 1998 Employee Stock Purchase Plan and 2006 Equity Incentive Plan.

(b)	Consists of P.F. Chang’s China Bistro 1999 Nonstatutory Stock Option Plan (the “1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan. The option price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. All options expire within 10 years. See “Notes to Consolidated Financial Statements, Note 10 — Stock Option Plans.”

(c)	Includes 355,731 shares reserved for issuance under the 1998 Employee Stock Purchase Plan.

Information about employee and executive stock option grants at December 30, 2007 was as follows:

	2007	2006	2005

Net grants during the period as a % of outstanding shares	0.5%	1.1%	3.0%
Grants to named executive officers* as a % of total options granted	42.1%	68.1%	23.8%
Grants to named executive officers* as a % of outstanding shares	0.5%	1.4%	0.8%
Cumulative options held by named executive officers* as a % of total options outstanding	41.6%	40.3%	37.8%

*	Named executive officers are defined by the SEC for inclusion in the Proxy Statement. Named executive officers include our Chief Executive Officer (CEO), our Chief Financial Officer and each of the three other most highly compensated executive officers serving at the end of the fiscal year ended December 30, 2007. Fiscal 2006 includes our CEO, our Chief Financial Officer and each of the three other most highly compensated executive officers and one additional individual for whom disclosure would have been provided but for the fact that she was not serving as an executive officer at the end of fiscal 2006. Fiscal 2005 includes our CEO and each of the four other most highly compensated executive officers and one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2005.

The information required by Item 12 with respect to Item 403 of Regulation S-K is incorporated by reference from information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions, and Director Independence” contained in the Proxy Statement.

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

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms;

Consolidated Balance Sheets at December 30, 2007 and December 31, 2006;

Consolidated Statements of Income for the Years Ended December 30, 2007, December 31, 2006 and January 1, 2006;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 30, 2007, December 31, 2006 and January 1, 2006;

Consolidated Statements of Cash Flows for the Years Ended December 30, 2007, December 31, 2006 and January 1, 2006;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.
†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.24(9)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.
†10	.25(9)	2006 Equity Incentive Plan.
†10	.26(9)	Amended and Restated 1998 Stock Option Plan.
10	.27(11)	2007 Credit Agreement dated August 31, 2007.
16 (10)		Letter regarding change in certifying accountant.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 16, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2008.

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

Signature		Title	Date

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2008

By:	/s/ MARK D. MUMFORD Mark D. Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2008

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 15, 2008

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President, Chief Administrative Officer and Director	February 15, 2008

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 15, 2008

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 15, 2008

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	February 15, 2008

Signature		Title	Date

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 15, 2008

By:	/s/ KENNETH A. MAY Kenneth A. May	Director	February 15, 2008

EXHIBIT INDEX

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(3)	1998 Employee Stock Purchase Plan.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.18(7)	Employment Agreement between Richard L. Federico and the Company, as amended, dated June 30, 2005.
†10	.19(7)	Employment Agreement between Robert T. Vivian and the Company, as amended, dated June 30, 2005.
†10	.20(7)	Employment Agreement by and among Russell Owens, Pei Wei Asian Diner, Inc. and the Company, as amended, dated June 30, 2005.
†10	.21(7)	Employment Agreement between R. Michael Welborn and the Company dated June 30, 2005.
†10	.23(8)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.24(9)	Employment Agreement between Mark Mumford and the Company dated May 5, 2006.
†10	.25(9)	2006 Equity Incentive Plan.
†10	.26(9)	Amended and Restated 1998 Stock Option Plan.
10	.27(11)	2007 Credit Agreement dated August 31, 2007.
16(10)		Letter regarding change in certifying accountant.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(10)	Incorporated by reference to the Registrant’s Form 8-K dated June 16, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.