Form 10-Q
period 2008-03-30
P F CHANGS CHINA BISTRO INC
filed 2008-04-23
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                .
Commission file number: 0-25123
P.F. Chang’s China Bistro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-0815086
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7676 East Pinnacle Peak Road
Scottsdale, Arizona	85255
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(480) 888-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 30, 2008, there were 24,162,500 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	March 30,	December 30,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,313	$24,055
Inventories	4,482	4,649
Prepaids and other current assets	36,535	32,552

Total current assets	53,330	61,256
Property and equipment, net	527,241	520,145
Goodwill	6,819	6,819
Intangible assets, net	24,006	22,004
Other assets	13,285	12,406

Total assets	$624,681	$622,630

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,250	$17,745
Construction payable	7,351	11,319
Accrued expenses	58,291	59,259
Unearned revenue	20,201	25,346

Current portion of long-term debt, including $4,148 and $3,507 due to related parties at March 30, 2008 and December 30, 2007, respectively	6,414	6,932

Total current liabilities	109,507	120,601
Long-term debt, including $2,294 and $3,002 due to related parties at March 30, 2008 and December 30, 2007, respectively	84,924	90,828
Lease obligations	100,114	93,435
Other liabilities	9,344	6,710
Minority interests	14,610	17,169
Commitments and contingencies (Note 11)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 24,162,500 shares and 24,151,888 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	27	27
Additional paid-in capital	199,031	196,385
Treasury stock, at cost, 3,240,943 shares outstanding at March 30, 2008 and December 30, 2007	(96,358)	(96,358)
Retained earnings	203,482	193,833

Total common stockholders’ equity	306,182	293,887

Total liabilities and common stockholders’ equity	$624,681	$622,630

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(In thousands, except per share amounts)
Revenues	$308,580	$263,684
Costs and expenses:
Cost of sales	84,304	72,632
Labor	104,558	88,863
Operating	48,662	41,066
Occupancy	17,919	14,853
General and administrative	18,521	16,494
Depreciation and amortization	16,652	12,578
Preopening expense	2,824	2,539
Partner investment expense	411	(1,401)

Total costs and expenses	293,851	247,624

Income from operations	14,729	16,060
Interest and other income (expense), net	(934)	343
Minority interest	(705)	(1,647)

Income from continuing operations before provision for income taxes	13,090	14,756
Provision for income taxes	(3,398)	(3,998)

Income from continuing operations	9,692	10,758
Loss from discontinued operations, net of tax	(43)	(293)

Net Income	$9,649	$10,465

Basic income per share:
Income from continuing operations	$0.40	$0.42
Loss from discontinued operations, net of tax	(0.00)	(0.01)

Net Income	$0.40	$0.41

Diluted income per share:
Income from continuing operations	$0.40	$0.41
Loss from discontinued operations, net of tax	(0.00)	(0.01)

Net Income	$0.40	$0.40

Weighted average shares used in computation:
Basic	23,972	25,488

Diluted	24,295	26,046

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2008	2007
	(In thousands)	(In thousands)
Operating Activities:
Net income	$9,649	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,656	12,679
Share-based compensation	2,305	2,317
Partner investment expense	411	(1,401)
Partner bonus expense, imputed	273	374
Deferred income taxes	(2,733)	(3,554)
Tax benefit from disqualifying stock option dispositions credited to equity	183	(3,979)
Minority interest	705	1,647
Other	28	12
Changes in operating assets and liabilities:
Inventories	167	53
Prepaids and other current assets	788	9,397
Other assets	(1,138)	(283)
Accounts payable	(495)	(3,497)
Accrued expenses	(968)	(481)
Lease obligation	6,720	1,592
Unearned revenue	(5,145)	(4,329)
Other long-term liabilities	396	—

Net cash provided by operating activities	27,802	21,012

Investing Activities:
Capital expenditures	(26,653)	(28,685)
Purchase of minority interests	(3,730)	(5,783)
Capitalized interest	(298)	(313)

Net cash used in investing activities	(30,681)	(34,781)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases	524	5,792
Repayments of long-term debt	(8,092)	(4,155)
Distributions to minority members and partners	(1,196)	(2,529)
Proceeds from minority investors’ contributions	125	112
Payments of capital lease obligation	(41)	(38)
Tax benefit from disqualifying stock option dispositions credited to equity	(183)	3,979

Net cash provided by (used in) financing activities	(8,863)	3,161

Net decrease in cash and cash equivalents	(11,742)	(10,608)
Cash and cash equivalents at the beginning of the period	24,055	31,589

Cash and cash equivalents at the end of the period	$12,313	$20,981

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	1,974	702
Cash paid for income taxes, net of refunds	639	187

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	1,658	5,518
Change in construction payable	(3,968)	(505)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of March 30, 2008, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 177 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 155 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
Additionally, as of March 30, 2008, the Company owned and operated one Taneko Japanese Tavern (“Taneko”) restaurant. The Company plans to exit operation of this business and will not continue to develop Taneko. As a result, the Company has classified Taneko as a discontinued operation as discussed further in Note 2.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.
The consolidated balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
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
There were no stock options granted during the three months ended March 30, 2008. The fair value for options granted during the three months ended April 1, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended
April 1, 2007

Weighted average risk-free interest rate	4.7%
Expected life of options (years)	3.0
Expected stock volatility	35.0%
Expected dividend yield	0.0%
The estimated fair value of share-based compensation plans and other options is amortized to expense over the vesting period. See Note 7 for further discussion of the Company’s share-based compensation.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R provides guidance regarding what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s consolidated financial statements. The Company is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements. See Note 10 for additional fair value disclosures.
2. Discontinued Operations
The Company opened its Taneko restaurant on October 1, 2006 in Scottsdale, Arizona. As a result of the operating losses realized by Taneko and management’s increased focus on the Company’s two core Bistro and Pei Wei restaurant concepts, the Company has decided to exit operation of the Taneko business. The Company is actively pursuing the sale of Taneko’s long-lived assets during 2008.
As of December 30, 2007, the Company classified Taneko as held for sale and determined that Taneko met the criteria for classification as a discontinued operation. Losses from discontinued operations, net of tax are comprised of the following (in thousands):

	March 30,	April 1,
	2008	2007

Revenues	$739	$722

Loss from discontinued operations before income tax benefit	(67)	(445)
Income tax benefit	24	152

Loss from discontinued operations, net of tax	$(43)	$(293)

3. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s stock option plans and the employee stock purchase plan. For the three months ended March 30, 2008 and April 1, 2007, 2.4 million and 1.6 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

4. Intangible Assets
Intangible assets consist of the following (in thousands):

	March 30,	December 30,
	2008	2007

Intangible assets, gross	$27,919	$25,408
Accumulated amortization	(3,913)	(3,404)

Intangible assets, net	$24,006	$22,004

Intangible assets are comprised of intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment.
5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 30,	December 30,
	2008	2007

Accrued payroll	$17,707	$20,100
Sales and use tax payable	5,981	6,215
Property tax payable	3,508	3,635
Accrued insurance	15,263	13,831
Accrued rent	2,822	4,136
Income taxes payable	2,947	—
Other accrued expenses	10,063	11,342

Total accrued expenses	$58,291	$59,259

6. Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of March 30, 2008 as the Company’s leverage ratio was 1.85:1 and the fixed charge coverage ratio was 2.05:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of March 30, 2008, the Company had borrowings outstanding under the Credit Facility totaling $80.0 million at an average interest rate of 4.9% as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at March 30, 2008.
7. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted after January 2, 2006 and for share-based awards granted prior to, but not yet vested as of the Company’s adoption of FASB SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment on January 2, 2006. At March 30, 2008, non-vested share-based compensation, net of actual forfeitures for options and estimated forfeitures for restricted stock, totaled $14.6 million for stock options and $2.9 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.2 years for stock options and 1.9 years for restricted stock.

Share-based compensation from continuing operations is classified as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 30, 2008	April 1, 2007
Labor	$159	$208
General and administrative	2,126	2,081

Total share-based compensation	2,285	2,289
Less: tax benefit	(594)	(664)

Total share-based compensation, net of tax	$1,691	$1,625

Share-based compensation excludes approximately $20,000 and $28,000 ($13,000 and $18,000, net of tax), for the three months ended March 30, 2008 and April 1, 2007, respectively, from discontinued operations.
8. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. As of March 30, 2008 and December 30, 2007, the Company had $1.1 million and $1.2 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.
For both March 30, 2008 and December 30, 2007, the Company had accrued $0.3 million of interest and $0.1 million of penalties related to uncertain tax positions.
9. Segment Reporting
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

The table below presents information about reportable segments (in thousands):

	Total	Shared Services	Bistro	Pei Wei
For the Three Months Ended March 30, 2008:
Revenues	$308,580	$—	$236,089	$72,491
Segment profit	35,780	(331)	30,294	5,817
Capital expenditures	26,653	90	20,229	6,334
Depreciation and amortization	16,652	331	12,265	4,056

For the Three Months Ended April 1, 2007:
Revenues	$263,684	$—	$207,028	$56,656
Segment profit	32,045	(272)	27,218	5,099
Capital expenditures	28,685	43	20,296	8,346
Depreciation and amortization	12,578	272	9,483	2,823

As of March 30, 2008:
Total assets	$624,681	$41,603	$463,803	$119,275
Goodwill	6,819	—	6,566	253

As of December 30, 2007:
Total assets	$622,630	$36,813	$467,659	$118,158
Goodwill	6,819	—	6,566	253
In addition to using consolidated GAAP results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses but including minority interest. Because preopening and partner investment expenses are solely related to expansion of the Company’s business, they make an accurate assessment of the health of its ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant concepts and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is a primary consideration when determining whether and when to open additional restaurants.
Reconciliation of Non-GAAP Financial Information to GAAP measures:

	March 30,	April 1,
	2008	2007

Segment profit	$35,780	$32,045
Less: General and administrative	(18,521)	(16,494)
Less: Preopening expense	(2,824)	(2,539)
Less: Partner investment expense	(411)	1,401
Less: Interest & other income (expense), net	(934)	343

Income from continuing operations before provision for income taxes	13,090	14,756

10. Fair Value Measurement
As of March 30, 2008, the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis are comprised of overnight money market fund investments and 401(k) Restoration Plan assets and liabilities.
The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.

The Company’s 401(k) Restoration Plan (the “Restoration Plan”) is a nonqualified deferred compensation plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan and reports the accounts of the rabbi trust in its consolidated financial statements. At March 30, 2008, investments totaling $1.0 million are included within other assets and offsetting obligations of $1.1 million are included within other liabilities on the consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third party broker statements which represents level 2 in the SFAS 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in operating income.
11. Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 30, 2007 contained in our 2007 Annual Report on Form 10-K.
Some of the statements in this section contain forward–looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the adequacy of anticipated sources of cash to fund our capital requirements and development of new restaurants, our ability to successfully expand our operations by developing and constructing our restaurants within projected budgets and time periods and changes in general economic and political conditions that affect consumer spending. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of March 30, 2008, we owned and operated 177 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of one Bistro restaurant located in Honolulu, Hawaii which opened in September 2006 under a joint venture arrangement in which we own a minority interest.
We intend to open 17 new Bistros during fiscal 2008, five of which were open by the end of the first quarter of 2008. We will continue our development in existing markets and plan to enter five new markets in 2008. We have signed lease agreements for the majority of our development planned for fiscal 2008. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $400,000 per restaurant during 2008.
Pei Wei
As of March 30, 2008, we owned and operated 155 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
In fiscal 2008, we intend to slow our growth substantially and limit the number of openings in new markets through the development of 25 new restaurants, primarily located in mature or under-penetrated markets, 11 of which were open by the end of the first quarter of 2008. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per restaurant during 2008. We have signed lease agreements for the majority of our development planned for fiscal 2008.

Additionally, as of December 30, 2007, we owned and operated one Taneko Japanese Tavern restaurant. We plan to exit operation of this business and will not continue to develop Taneko. As a result, we have classified Taneko as a discontinued operation in our financial statements as we pursue the sale of Taneko’s long-lived assets during fiscal 2008. The Company did not reach a definitive agreement with the anticipated buyer announced in early 2008 and continues to actively pursue the sale of Taneko’s long-lived assets during 2008.
Change in Partnership Structure
We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective January 2007 for new store openings, the Bistro began employing a different structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurant. As a result of these changes, awards made to the individuals participating in the new plan are classified as compensation rather than as minority interest expense. Accordingly, compensation expense for our Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for our Market Partners and Regional Vice Presidents, with related compensation reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. Additionally, many existing legal partners requested an early buyout of their partnership interest during 2007 as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations.
The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2007 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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
In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had and is expected to continue to have, a meaningful impact on preopening expenses, labor, operating and partner investment costs.

Results for the three months ended March 30, 2008 and April 1, 2007
Our consolidated operating results for the three months ended March 30, 2008 and April 1, 2007 were as follows (dollars in thousands):

	Fiscal Year
	March 30,	% of	April 1,	% of		%
	2008	Revenues	2007	Revenues	Change	Change

Revenues	$308,580	100.0%	$263,684	100.0%	$44,896	17.0%
Costs and expenses:
Cost of sales	84,304	27.3%	72,632	27.5%	11,672	16.1%
Labor	104,558	33.9%	88,863	33.7%	15,695	17.7%
Operating	48,662	15.8%	41,066	15.6%	7,596	18.5%
Occupancy	17,919	5.8%	14,853	5.6%	3,066	20.6%
General and administrative	18,521	6.0%	16,494	6.3%	2,027	12.3%
Depreciation and amortization	16,652	5.4%	12,578	4.8%	4,074	32.4%
Preopening expense	2,824	0.9%	2,539	1.0%	285	11.2%
Partner investment expense	411	0.1%	(1,401)	(0.5%)	1,812	—

Total costs and expenses	293,851	95.2%	247,624	93.9%	46,227	18.7%

Income from operations	14,729	4.8%	16,060	6.1%	(1,331)	(8.3%)
Interest and other income (expense), net	(934)	(0.3%)	343	0.1%	(1,277)	—
Minority interest	(705)	(0.2%)	(1,647)	(0.6%)	942	(57.2%)

Income before provision for income taxes	13,090	4.2%	14,756	5.6%	(1,666)	(11.3%)
Provision for income taxes	(3,398)	(1.1%)	(3,998)	(1.5%)	600	(15.0%)

Income from continuing operations	9,692	3.1%	10,758	4.1%	(1,066)	(9.9%)
Loss from discontinued operations, net of tax	(43)	(0.0%)	(293)	(0.1%)	250	(85.3%)

Net Income	$9,649	3.1%	$10,465	4.0%	$(816)	(7.8%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Selective operating statistics for the Bistro for the three months ended March 30, 2008 and April 1, 2007 were as follows (dollars in thousands):

	Fiscal Year
	March 30,	% of	April 1,	% of		%
	2008	Revenues	2007	Revenues	Change	Change

Revenues	$236,089	100.0%	$207,028	100.0%	$29,061	14.0%
Costs and expenses:
Cost of sales	64,410	27.3%	56,781	27.4%	7,629	13.4%
Labor	79,318	33.6%	69,312	33.5%	10,006	14.4%
Operating	36,324	15.4%	31,684	15.3%	4,640	14.6%
Occupancy	12,981	5.5%	11,217	5.4%	1,764	15.7%
Minority interest	497	0.2%	1,333	0.6%	(836)	(62.7%)
Depreciation and amortization	12,265	5.2%	9,483	4.6%	2,782	29.3%
Preopening expense	1,729	0.7%	1,256	0.6%	473	37.7%
Partner investment expense	(245)	(0.1%)	(1,926)	(0.9%)	1,681	(87.3%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Selective operating statistics for Pei Wei for the three months ended March 30, 2008 and April 1, 2007 were as follows (dollars in thousands):

	Fiscal Year
	March 30,	% of	April 1,	% of		%
	2008	Revenues	2007	Revenues	Change	Change

Revenues	$72,491	100.0%	$56,656	100.0%	$15,835	27.9%
Costs and expenses:
Cost of sales	19,894	27.4%	15,851	28.0%	4,043	25.5%
Labor	25,240	34.8%	19,551	34.5%	5,689	29.1%
Operating	12,338	17.0%	9,382	16.6%	2,956	31.5%
Occupancy	4,938	6.8%	3,636	6.4%	1,302	35.8%
Minority interest	208	0.3%	314	0.6%	(106)	(33.8%)
Depreciation and amortization	4,056	5.6%	2,823	5.0%	1,233	43.7%
Preopening expense	1,095	1.5%	1,283	2.3%	(188)	(14.7%)
Partner investment expense	656	0.9%	525	0.9%	131	25.0%
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed to current year revenue growth as follows:
Bistro: The increase in revenues was attributable to revenues of $29.8 million generated by 24 new Bistro restaurants that opened during the first quarter of 2008 and the last three quarters of 2007. Revenue for stores that opened prior to the second quarter of 2007 declined slightly as a reduction in overall guest traffic offset the benefit of a five to six percent average check increase reflecting the net impact of price and menu mix changes.
Pei Wei: The increase in revenues was attributable to revenues of $16.2 million generated by the 39 new Pei Wei restaurants that opened during the first quarter of 2008 and the last three quarters of 2007. Revenue for stores that opened prior to the second quarter of 2007 declined slightly as a reduction in overall guest traffic offset the benefit of a slight increase in average check reflecting the net impact of price and menu mix changes.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased slightly primarily due to favorable produce costs partially offset by higher meat and wok oil costs resulting from increased pricing and product mix shifts.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to favorable produce costs and lower seafood expense resulting principally from a product mix shift partially offset by higher wok oil costs.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased slightly primarily due to higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure as well as the benefit of reduced workers’ compensation insurance liabilities in the first quarter of 2007 resulting from lower than anticipated claim development from prior claim years. The increase was partially offset by improved labor efficiency in culinary and hospitality positions.
Pei Wei: Labor expenses as a percentage of revenues increased primarily due to the benefit from reduced workers’ compensation insurance liabilities in the first quarter of 2007 resulting from lower than anticipated claim development from prior claim years.
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
Bistro: Operating expenses as a percentage of revenues increased slightly primarily due to increased safety expense partially offset by lower advertising expenses.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature and menu printing costs related to the new menu roll-out. The increases were partially offset by lower take-out and disposable supplies expense.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased slightly primarily due to higher property tax expense.
Pei Wei: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales combined with higher average building rent expense partially offset by lower general liability insurance costs.
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
Bistro: Minority interest as a percentage of revenues decreased due to the impact of partnership interest buyouts occurring during fiscal 2007 and the first quarter of 2008. These buyouts reduced the number of minority interests from 241 as of April 1, 2007 to 98 as of March 30, 2008.
Pei Wei: Minority interest as a percentage of revenues decreased due to lower restaurant net income and the impact of partnership interest buyouts occurring during fiscal 2007 and the first quarter of 2008.

Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2007 and during the first quarter of fiscal 2008, additional depreciation on existing store remodels and asset additions, as well as costs related to the rollout of our new plateware.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2007 and during the first quarter of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales and higher average capital expenditures for new restaurants.
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
Bistro: Preopening expense increased primarily due to the impact of opening five new Bistro restaurants during the first quarter of 2008 compared to one new Bistro restaurant during the first quarter of 2007, partially offset by the timing of costs related to upcoming second and third quarter new restaurant openings which decreased compared to the prior year.
Pei Wei: Preopening expense decreased primarily due to the timing of expenses related to restaurants that opened during the first quarter of 2008 compared to the first quarter of 2007, which resulted in a greater portion of first quarter of 2008 preopening expense being recognized in the fourth quarter of 2007, partially offset by the impact of opening 11 new Pei Wei restaurants during the first quarter of 2008 compared to nine Pei Wei restaurants during the first quarter of 2007.
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
Bistro: Partner investment expense at the Bistro increased due to the change in partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning fiscal 2007. These buyouts resulted in a $0.2 million reversal during first quarter of 2008 as compared to $1.9 million reversal during the first quarter of 2007 of previously recognized partner investment expense, due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date.
Pei Wei: Partner investment expense increased slightly primarily due to the current quarter impact of a higher imputed fair value of partnership interests in new Pei Wei restaurants in 2008, as well as the impact of opening 11 new restaurants during the first quarter of fiscal 2008 compared to opening nine new restaurants during the first quarter of fiscal 2007. These increases were partially offset by higher expense reductions related to minority partnership interest buyouts.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including but not limited to management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.

Consolidated general and administrative costs increased primarily due to higher management incentive accruals as well as higher compensation and benefits expense, primarily related to the addition of corporate management personnel and increased health insurance costs.
Interest and Other Income (Expense), Net
Interest expense recognized during the first quarter of fiscal 2008 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations.
Consolidated interest and other income (expense), net decreased primarily due to higher interest expense in 2008 resulting from greater interest incurred due to a higher level of outstanding credit line borrowings in 2008, a portion of which exceeded our limit for capitalization during 2008. We expect to continue to recognize net interest expense during 2008 until such time as we lower our outstanding debt levels.
Provision for Income Taxes
Our effective tax rate from continuing operations was 26.0% for the first quarter of fiscal 2008 compared to 27.1% for the first quarter of fiscal 2007. The income tax rates for the first quarter of both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, the Company will recognize sufficient future taxable income to realize the benefit of its deferred tax assets.
Liquidity and Capital Resources
Cash Flow
Our primary source of liquidity is cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. Our need for capital resources was also driven by the purchase of minority interests and repayments of long-term debt in both fiscal 2007 and 2008.
The following table presents a summary of our cash flows for the three months ended March 30, 2008 and April 1, 2007 (in thousands):

	2008	2007
Net cash provided by operating activities	$27,802	$21,012
Net cash used in investing activities	(30,681)	(34,781)
Net cash provided by (used in) financing activities	(8,863)	3,161

Net decrease in cash and cash equivalents	$(11,742)	$(10,608)

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
Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $26.7 million and $28.7 million in the first quarter of fiscal years 2008 and 2007, respectively. Also included in investing activities are purchases of minority interests of $3.7 million and $5.8 million in the first quarter of 2008 and 2007, respectively, and capitalized interest of $0.3 million in the first quarter of both 2008 and 2007.

We intend to open 17 new Bistro restaurants and 25 new Pei Wei restaurants during fiscal year 2008. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per Bistro restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total gross capital expenditures for fiscal 2008 to approximate $125.0 to $135.0 ($105.0 million to $115.0 million, net of landlord reimbursements).
Financing Activities
Financing activities during the first quarter of fiscal 2008 and 2007 included debt repayments, proceeds from stock options exercised and employee stock purchases, distributions to minority partners, and the tax benefit from disqualifying stock option dispositions.
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
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of March 30, 2008 as our leverage ratio was 1.85:1 and the fixed charge coverage ratio was 2.05:1.
As of March 30, 2008, we had borrowings outstanding under the Credit Facility totaling $80.0 million at an average interest rate of 4.9% as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at March 30, 2008.
Share Repurchase Program
In July 2006, our Board of Directors authorized a program to repurchase up to $50.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over a one-year period. We repurchased 1.4 million shares of our common stock for $46.4 million during fiscal 2006 and the remaining $3.6 million available under this share repurchase authorization expired in July 2007. During 2007, our Board of Directors authorized a subsequent program to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. We repurchased a total of 1.8 million shares of our common stock for $50.0 million at an average price of $27.11 during fiscal 2007 using cash on hand and available credit lines. The Company did not repurchase any additional shares during the first quarter of fiscal 2008.

Partnership Activities
As of March 30, 2008, there were 97 partners within our partnership system representing 292 partnership interests. During the first quarter of fiscal 2008, we had the opportunity to purchase 18 partnership interests which had reached the five-year threshold period during the year, as well as 44 additional partnership interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 57 of these partnership interests in their entirety for a total of approximately $5.4 million. Of the total purchase price, approximately $3.7 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at March 30, 2008.
During the remainder of fiscal 2008, we will have the opportunity to purchase 14 additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $1.0 million to $2.0 million based upon the estimated fair value of the respective interests at March 30, 2008. If we purchase all of these interests in 2008, the estimated liquidity impact will be a reduction of cash of approximately $0.5 million to $0.9 million during the year.
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
Our revolving credit facility allows for borrowings up to $150.0 million bearing interest at variables rates of LIBOR plus an applicable margin which is subject to change based on our leverage ratio. We held no short-term investments at March 30, 2008. We had borrowings of $80.0 million outstanding under our credit facility and unsecured promissory notes totaling $9.9 million at March 30, 2008. Based on these debt levels, a hypothetical 100 basis point change in interest rates would have less than a $1.0 million pre-tax impact on our results of operations.
We purchase certain commodities such as beef, pork, poultry, seafood and produce. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. We do not currently use financial instruments to hedge commodity prices.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; changes in general economic and political conditions that affect consumer spending; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; our inability to retain key personnel; potential labor shortages that may delay planned openings; increases in the minimum wage; intense competition in the restaurant industry; strain on our management resources resulting from implementing our growth strategy; changes in food costs; litigation; tax returns may be subjected to audits that could have material adverse impact; rising insurance costs; fluctuations in operating results; failure to comply with governmental regulations; changes in how we account for certain aspects of our partnership program; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 15, 2008. As of March 30, 2008, there have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on April 18, 2008. There were three proposals up for approval. The results of voting are as follows:
1)	The election of the Board of Directors:

	Total Votes	Total Votes
	For	Against
Richard L. Federico	23,627,552	89,243
F. Lane Cardwell, Jr.	23,648,113	68,682
Lesley H. Howe	23,648,165	68,630
M. Ann Rhoades	23,647,783	69,012
James G. Shennan, Jr.	23,645,037	71,758
R. Michael Welborn	23,627,474	87,321
Kenneth J. Wessels	23,647,820	68,975
Kenneth A. May	23,648,161	68,634
2)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 28, 2008:

	Total Votes	Total Votes
	For	Against	Abstain
Ratify KPMG	23,290,538	421,832	4,425
3)
To approve any adjournments of the meeting to another time or place, if necessary in the judgment of proxy holders, for the purpose of soliciting additional proxies in favor of any of the foregoing proposals:

	Total Votes	Total Votes
	For	Against	Abstain
Adjournment	14,737,100	8,919,835	59,860
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
Date: April 23, 2008

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