Form 10-Q
period 2008-06-29
P F CHANGS CHINA BISTRO INC
filed 2008-07-23
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 29, 2008, there were 23,775,802 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	June 29,	December 30,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,146	$24,055
Inventories	4,722	4,649
Prepaids and other current assets	32,122	32,552

Total current assets	56,990	61,256
Property and equipment, net	528,510	520,145
Goodwill	6,819	6,819
Intangible assets, net	24,249	22,004
Other assets	13,514	12,406

Total assets	$630,082	$622,630

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,131	$17,745
Construction payable	5,940	11,319
Accrued expenses	62,954	59,259
Unearned revenue	19,051	25,346
Current portion of long-term debt, including $4,213 and $3,507 due to related parties at June 29, 2008 and December 30, 2007, respectively	6,248	6,932

Total current liabilities	110,324	120,601
Long-term debt, including $1,408 and $3,002 due to related parties at June 29, 2008 and December 30, 2007, respectively	83,183	90,828
Lease obligations	106,003	93,435
Other liabilities	10,550	6,710
Minority interests	12,396	17,169
Commitments and contingencies (Note 10)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,775,802 shares and 24,151,888 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	27	27
Additional paid-in capital	201,120	196,385
Treasury stock, at cost, 3,634,979 shares and 3,240,943 shares outstanding at June 29, 2008 and December 30, 2007, respectively	(106,372)	(96,358)
Accumulated other comprehensive loss	(1)	—
Retained earnings	212,852	193,833

Total common stockholders’ equity	307,626	293,887

Total liabilities and common stockholders’ equity	$630,082	$622,630

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenues	$304,079	$266,823	$612,659	$530,507
Costs and expenses:
Cost of sales	82,869	72,766	167,173	145,398
Labor	101,109	90,307	205,667	179,170
Operating	49,907	42,198	98,569	83,264
Occupancy	17,836	15,561	35,755	30,414
General and administrative	19,128	15,684	37,649	32,178
Depreciation and amortization	17,431	13,500	34,083	26,078
Preopening expense	1,809	3,296	4,633	5,835
Partner investment expense	(500)	(468)	(89)	(1,869)

Total costs and expenses	289,589	252,844	583,440	500,468

Income from operations	14,490	13,979	29,219	30,039
Interest and other income (expense), net	(949)	179	(1,883)	522
Minority interest	(487)	(1,121)	(1,192)	(2,768)

Income from continuing operations before provision for income taxes	13,054	13,037	26,144	27,793
Provision for income taxes	(3,451)	(3,407)	(6,849)	(7,405)

Income from continuing operations	9,603	9,630	19,295	20,388
Loss from discontinued operations, net of tax	(233)	(353)	(276)	(646)

Net Income	$9,370	$9,277	$19,019	$19,742

Basic income per share:
Income from continuing operations	$0.40	$0.37	$0.81	$0.80
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.02)	(0.03)

Net Income	$0.39	$0.36	$0.79	$0.77

Diluted income per share:
Income from continuing operations	$0.40	$0.37	$0.79	$0.78
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Net Income	$0.39	$0.36	$0.78	$0.76

Weighted average shares used in computation:
Basic	23,898	25,708	23,935	25,598

Diluted	24,247	26,129	24,271	26,088

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29,	July 1,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$19,019	$19,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,091	26,285
Share-based compensation	4,481	4,797
Deferred income taxes	1,622	(811)
Minority interest	1,192	2,768
Partner bonus expense, imputed	507	669
Other	54	(25)
Partner investment expense	(89)	(1,869)
Tax benefit from disqualifying stock option dispositions credited to equity	(140)	(4,136)
Changes in operating assets and liabilities:
Inventories	(73)	(117)
Prepaids and other current assets	1,624	7,064
Other assets	(1,599)	(1,774)
Accounts payable	(1,614)	(3,353)
Accrued expenses	3,695	2,454
Lease obligation	12,651	7,711
Unearned revenue	(6,295)	(4,972)
Other long-term liabilities	600	57

Net cash provided by operating activities	69,726	54,490

Investing Activities:
Capital expenditures	(45,792)	(64,371)
Purchase of minority interests	(5,366)	(9,461)
Capitalized interest	(437)	(751)

Net cash used in investing activities	(51,595)	(74,583)

Financing Activities:
Repayments of long-term debt	(10,783)	(14,293)
Purchases of treasury stock	(10,014)	—
Distributions to minority members and partners	(2,058)	(4,128)
Payments of capital lease obligation	(83)	(77)
Borrowings on credit facility	—	6,000
Proceeds from stock options exercised and employee stock purchases	588	6,108
Proceeds from minority investors’ contributions	170	227
Tax benefit from disqualifying stock option dispositions credited to equity	140	4,136

Net cash used in financing activities	(22,040)	(2,027)

Net decrease in cash and cash equivalents	(3,909)	(22,120)
Cash and cash equivalents at the beginning of the period	24,055	31,589

Cash and cash equivalents at the end of the period	$20,146	$9,469

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	3,186	982
Cash paid for income taxes, net of refunds	3,376	1,400

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	2,431	10,276
Change in construction payable	(5,379)	5,451
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of June 29, 2008, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 182 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 159 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
Additionally, as of June 29, 2008, the Company owned and operated one Taneko Japanese Tavern (“Taneko”) restaurant. The Company plans to exit operation of this business, and as a result, has classified Taneko as a discontinued operation as discussed further in Note 2. The Company has reached an agreement to sell Taneko’s long-lived assets and the transaction is expected to close on August 1, 2008.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.
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
Share-Based Compensation
The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also grants restricted stock and restricted stock units with a fair value determined based on the Company’s closing stock price on the date of grant.
The fair value for options granted during the three and six months ended June 29, 2008 and July 1, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions (there were no stock options granted during the three months ended March 30, 2008):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Weighted average risk-free interest rate	3.1%	4.6%	3.1%	4.6%
Expected life of options (years)	5.5	6.3	5.5	5.6
Expected stock volatility	35.0%	35.0%	35.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The estimated fair value of share-based compensation is amortized to expense over the vesting period. See Note 7 for further discussion of the Company’s share-based compensation.

Derivatives
All derivatives are recognized on the balance sheet at fair value as either assets or liabilities. The fair value of the Company’s derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. The Company reports its derivative assets or liabilities in other assets or other liabilities, as applicable. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any, as discussed below.
A cash flow hedge is a derivative designed to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability, or a forecasted transaction. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings, as well as any ineffective portion of the gain or loss, as determined by the accounting requirements, are reported as a component of interest and other income (expense). If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive (loss) income is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that a forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive (loss) income are recognized into earnings immediately.
During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixes the interest expense on a portion of our long-term debt for the duration of the swap. The Company currently expects to apply cash flow hedge accounting for this derivative for the two-year duration of the transaction. See Note 6 for further discussion of the Company’s interest rate swap.
Recent Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.
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
SFAS 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:
•
Unadjusted Quoted Prices — The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities. An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

•
Pricing Models with Significant Observable Inputs — The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

•
Pricing Models with Significant Unobservable Inputs — The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained interest in a securitization trust. (Level 3)

The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 29, 2008
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 29,	Assets/Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)	Valuation Technique
	(In thousands)
Money Markets	$19,171	$—	$19,171	$—	market approach
401(k) Restoration Plan investments	$1,227	$—	$1,227	$—	market approach
Interest rate swap liability	(2)	—	(2)	—	income approach

Total	$20,396	$—	$20,396	$—

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested.
The Company’s 401(k) Restoration Plan (the “Restoration Plan”) is a nonqualified deferred compensation plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan and reports the accounts of the rabbi trust in its consolidated financial statements. The investments are included within other assets and offsetting obligations are included within other liabilities on the consolidated balance sheet. These investments are considered trading securities and are reported at fair value based on third party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in operating income.

The fair value of the Company’s interest rate swap is estimated using net present value of a series of cash flows on both the fixed and floating legs of the swap. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated the credit and nonperformance risks associated with its derivative counterparty and believes them to be insignificant and not warranting a credit adjustment at June 29, 2008. See Note 6 for a discussion of the Company’s interest rate swap.
2. Discontinued Operations
The Company opened its Taneko restaurant on October 1, 2006 in Scottsdale, Arizona. As a result of the operating losses realized by Taneko and management’s increased focus on the Company’s core Bistro and Pei Wei restaurant concepts, the Company decided to exit operation of the Taneko business. As of June 29, 2008 the Company reached an agreement to sell the long-lived assets of Taneko and the transaction is expected to close on August 1, 2008.
As of December 30, 2007, the Company classified Taneko as held for sale and determined that Taneko met the criteria for classification as a discontinued operation. Losses from discontinued operations, net of tax are comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Revenues	$476	$586	$1,215	$1,308

Loss from discontinued operations before income tax benefit	(354)	(537)	(421)	(982)
Income tax benefit	121	184	145	336

Loss from discontinued operations, net of tax	$(233)	$(353)	$(276)	$(646)

3. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s stock option plans and the employee stock purchase plan. For the three months ended June 29, 2008 and July 1, 2007, 2.4 million and 1.6 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended June 29, 2008 and July 1, 2007, 2.4 million and 1.5 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
4. Intangible Assets
Intangible assets consist of the following (in thousands):

	June 29,	December 30,
	2008	2007

Intangible assets, gross	$28,709	$25,408
Accumulated amortization	(4,460)	(3,404)

Intangible assets, net	$24,249	$22,004

Intangible assets are comprised of intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment.

5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 29,	December 30,
	2008	2007

Accrued payroll	$21,511	$20,100
Sales and use tax payable	5,065	6,215
Property tax payable	4,029	3,635
Accrued insurance	16,315	13,831
Accrued rent	3,887	4,136
Other accrued expenses	12,147	11,342

Total accrued expenses	$62,954	$59,259

6. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of June 29, 2008 as the Company’s leverage ratio was 1.82:1 and its fixed charge coverage ratio was 2.02:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of June 29, 2008, the Company had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at June 29, 2008.
Interest Rate Swap
During the second quarter of fiscal 2008, the Company entered into an interest rate swap with a notional amount of $40.0 million. The purpose of this transaction is to provide a hedge against the effects of changes in interest rates on a portion of the Company’s current variable rate borrowings. The Company has designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt.
Under the terms of the interest rate swap, the Company pays a fixed rate of 3.32% on the $40.0 million notional amount and receives payments from its counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. Interest rate differentials paid or received under the swap agreement are recognized as adjustments to interest expense.
At June 29, 2008, the recorded fair value of the interest rate swap was a liability balance of $2.0 thousand ($1.3 thousand net of tax). The liability is included in other liabilities in the consolidated balance sheet and is offset by a corresponding amount in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss. At June 29, 2008, accumulated other comprehensive loss, as reflected in common stockholders’ equity consisted of unrealized losses on interest rate swap contracts totaling $1.3 thousand, net of tax.
The Company utilizes the hypothetical derivative method, as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to measure hedge effectiveness. There was no hedge ineffectiveness recognized during the period ended June 29, 2008.

7. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted after January 2, 2006 and for share-based awards granted prior to, but not yet vested as of the Company’s adoption of FASB SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment on January 2, 2006. At June 29, 2008, non-vested share-based compensation, net of actual forfeitures for options and estimated forfeitures for restricted stock, totaled $12.8 million for stock options and $3.0 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period which is approximately 2.0 years for stock options and 1.7 years for restricted stock and RSUs.
Share-based compensation from continuing operations is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Labor	$137	$201	$296	$409
General and administrative	2,021	2,252	4,147	4,333

Total share-based compensation	2,158	2,453	4,443	4,742
Less: tax benefit	(561)	(675)	(1,155)	(1,304)

Total share-based compensation, net of tax	$1,597	$1,778	$3,288	$3,438

Share-based compensation presented above excludes approximately $18.0 thousand and $27.0 thousand ($12.0 thousand and $18.0 thousand, net of tax), for the three months ended June 29, 2008 and July 1, 2007, respectively, from discontinued operations. Share-based compensation excludes approximately $38.0 thousand and $55.0 thousand ($25.0 thousand and $36.0 thousand, net of tax), for the six months ended June 29, 2008 and July 1, 2007, respectively, from discontinued operations.
8. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to its liability for unrecognized income tax benefits that existed as of December 31, 2006. As of June 29, 2008 and December 30, 2007, the Company had $1.1 million and $1.2 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.
For both June 29, 2008 and December 30, 2007, the Company had accrued $0.3 million of interest and $0.1 million of penalties related to uncertain tax positions.
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

The table below presents information about reportable segments (in thousands):

		Shared
	Total	Services	Bistro	Pei Wei
For the Three Months Ended June 29, 2008:
Revenues	$304,079	$—	$231,972	$72,107
Segment profit	34,440	(361)	30,323	4,478
Capital expenditures	19,139	109	14,944	4,086
Depreciation and amortization	17,431	361	12,794	4,276

For the Three Months Ended July 1, 2007:
Revenues	$266,823	$—	$208,174	$58,649
Segment profit	31,370	(282)	26,968	4,684
Capital expenditures	35,686	92	25,180	10,414
Depreciation and amortization	13,500	282	10,054	3,164

For the Six Months Ended June 29, 2008:
Revenues	$612,659	$—	$468,061	$144,598
Segment profit	70,220	(692)	60,617	10,295
Capital expenditures	45,792	199	35,173	10,420
Depreciation and amortization	34,083	692	25,059	8,332

For the Six Months Ended July 1, 2007:
Revenues	$530,507	$—	$415,202	$115,305
Segment profit	63,415	(554)	54,186	9,783
Capital expenditures	64,371	135	45,476	18,760
Depreciation and amortization	26,078	554	19,537	5,987

As of June 29, 2008:
Total assets	$630,082	$50,010	$460,530	$119,542
Goodwill	6,819	—	6,566	253

As of December 30, 2007:
Total assets	$622,630	$36,813	$467,659	$118,158
Goodwill	6,819	—	6,566	253
In addition to using consolidated GAAP results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including minority interest. Because preopening and partner investment expenses are solely related to expansion of the Company’s business, they make an accurate assessment of its ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant concepts and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is a primary consideration when determining whether and when to open additional restaurants.

Reconciliation of Non-GAAP Financial Information to GAAP measures:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007

Segment profit	$34,440	$31,370	$70,220	$63,415
Less: General and administrative	(19,128)	(15,684)	(37,649)	(32,178)
Less: Preopening expense	(1,809)	(3,296)	(4,633)	(5,835)
Less: Partner investment expense	500	468	89	1,869
Less: Interest & other income (expense), net	(949)	179	(1,883)	522

Income from continuing operations before provision for income taxes	13,054	13,037	26,144	27,793

10. Commitments and Contingencies
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
Some of the statements in this section contain forward-looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, the adequacy of anticipated sources of cash to fund our capital requirements and development of new restaurants, our ability to successfully expand our operations by developing and constructing our restaurants within projected budgets and time periods and changes in general economic and political conditions that affect consumer spending. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of June 29, 2008, we owned and operated 182 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a minority interest.
We intend to open 17 new Bistros during fiscal 2008, 10 of which were open by the end of the second quarter of 2008. We will continue our development in existing markets and plan to enter five new markets in 2008. We have signed lease agreements for all of our new Bistro restaurants planned for fiscal 2008. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant, both of which are net of estimated landlord reimbursements. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $400,000 per restaurant during 2008.
Pei Wei
As of June 29, 2008, we owned and operated 159 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
In fiscal 2008, we intend to slow our growth substantially and limit the number of openings in new markets through the development of 25 new restaurants, primarily located in mature or under-penetrated markets. As of the end of the second quarter of 2008, 15 of these new restaurants were open. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant, both of which are net of estimated landlord reimbursements. Preopening expenses are expected to average approximately $150,000 per restaurant during 2008. We have signed lease agreements for all of our new Pei Wei restaurants planned for fiscal 2008.

Additionally, as of December 30, 2007, we owned and operated one Taneko Japanese Tavern restaurant. We plan to exit operation of this business and will not continue to develop Taneko. As a result, we have classified Taneko as a discontinued operation in our financial statements. We have reached an agreement to sell Taneko’s long-lived assets and the transaction is expected to close on August 1, 2008.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2007 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and six month periods ended June 29, 2008 and July 1, 2007, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Results for the three months ended June 29, 2008 and July 1, 2007
Our consolidated operating results for the three months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Three Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$304,079	100.0%	$266,823	100.0%	$37,256	14.0%
Costs and expenses:
Cost of sales	82,869	27.3%	72,766	27.3%	10,103	13.9%
Labor	101,109	33.3%	90,307	33.8%	10,802	12.0%
Operating	49,907	16.4%	42,198	15.8%	7,709	18.3%
Occupancy	17,836	5.9%	15,561	5.8%	2,275	14.6%
General and administrative	19,128	6.3%	15,684	5.9%	3,444	22.0%
Depreciation and amortization	17,431	5.7%	13,500	5.1%	3,931	29.1%
Preopening expense	1,809	0.6%	3,296	1.2%	(1,487)	(45.1%)
Partner investment expense	(500)	(0.2%)	(468)	(0.2%)	(32)	6.8%

Total costs and expenses	289,589	95.2%	252,844	94.8%	36,745	14.5%

Income from operations	14,490	4.8%	13,979	5.2%	511	3.7%
Interest and other income (expense), net	(949)	(0.3%)	179	0.1%	(1,128)	—
Minority interest	(487)	(0.2%)	(1,121)	(0.4%)	634	(56.6%)

Income before provision for income taxes	13,054	4.3%	13,037	4.9%	17	0.1%
Provision for income taxes	(3,451)	(1.1%)	(3,407)	(1.3%)	(44)	1.3%

Income from continuing operations	9,603	3.2%	9,630	3.6%	(27)	(0.3%)
Loss from discontinued operations, net of tax	(233)	(0.1%)	(353)	(0.1%)	120	(34.0%)

Net Income	$9,370	3.1%	$9,277	3.5%	$93	1.0%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Selected operating statistics for the Bistro for the three months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Three Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$231,972	100.0%	$208,174	100.0%	$23,798	11.4%
Costs and expenses:
Cost of sales	62,999	27.2%	56,696	27.2%	6,303	11.1%
Labor	76,153	32.8%	69,827	33.5%	6,326	9.1%
Operating	36,603	15.8%	32,194	15.5%	4,409	13.7%
Occupancy	12,730	5.5%	11,598	5.6%	1,132	9.8%
Minority interest	370	0.2%	837	0.4%	(467)	(55.8%)
Depreciation and amortization	12,794	5.5%	10,054	4.8%	2,740	27.3%
Preopening expense	1,271	0.5%	1,790	0.9%	(519)	(29.0%)
Partner investment expense	(500)	(0.2%)	(753)	(0.4%)	253	(33.6%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for Pei Wei for the three months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Three Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$72,107	100.0%	$58,649	100.0%	$13,458	22.9%
Costs and expenses:
Cost of sales	19,870	27.6%	16,070	27.4%	3,800	23.6%
Labor	24,956	34.6%	20,480	34.9%	4,476	21.9%
Operating	13,304	18.5%	10,004	17.1%	3,300	33.0%
Occupancy	5,106	7.1%	3,963	6.8%	1,143	28.8%
Minority interest	117	0.2%	284	0.5%	(167)	(58.8%)
Depreciation and amortization	4,276	5.9%	3,164	5.4%	1,112	35.1%
Preopening expense	538	0.7%	1,506	2.6%	(968)	(64.3%)
Partner investment expense	—	0.0%	285	0.5%	(285)	(100.0%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The increase in revenues was attributable to revenues of $27.8 million generated by the 25 new Bistro restaurants that opened during the first half of 2008 and the second half of 2007. The increase was also due to an increase in revenues of $0.7 million generated by restaurants that opened during the first half of 2007, which is primarily a result of a full six months of revenues during the first half of 2008. Revenues for stores that opened prior to the first quarter of 2007 declined by $4.7 million as a reduction in overall guest traffic more than offset the benefit of a four to five percent average check increase, reflecting the net impact of price increases and menu mix changes.
Pei Wei: The increase in revenues was attributable to revenues of $13.5 million generated by the 33 new Pei Wei restaurants that opened during the first half of 2008 and the last half of 2007. The increase was also due to an increase in revenues of $1.8 million generated by restaurants that opened during the first half of 2007, which is primarily a result of a full six months of revenues during the first half of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $1.8 million primarily due to a reduction in overall guest traffic partially offset by the benefit of a slightly higher average check reflecting the net impact of price and menu mix changes.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues was consistent with prior year primarily due to lower seafood costs resulting principally from product mix shifts, lower poultry costs due to product mix shifts partially offset by higher pricing, and favorable produce costs. These items were offset by higher meat and wok oil costs resulting from increased pricing.
Pei Wei: Cost of sales as a percentage of revenues increased primarily due to higher wok oil costs as well as increased poultry costs due to product mix shifts and higher pricing. The increase was partially offset by lower scallops expense resulting principally from a product mix shift, and favorable produce costs.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions. The decrease was partially offset by higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure as well as the benefit of reduced workers’ compensation insurance liabilities in the second quarter of 2007 resulting from lower than anticipated claim development from prior claim years.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to lower management salaries, improved labor efficiency in culinary and hospitality positions and reduced management incentive costs. The decrease is partially offset by higher hourly labor costs resulting from the utilization of additional key hourly employees as well as the benefit of reduced workers’ compensation insurance liabilities in the second quarter of 2007 resulting from lower than anticipated claim development from prior claim years.
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
Bistro: Operating expenses as a percentage of revenues increased primarily due to higher utility costs and the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to higher marketing spend, the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature and higher utility costs. The increase was partially offset by lower cleaning and disposable supplies expense resulting from an increase of contracted purchases of restaurant supplies.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues decreased slightly primarily due to lower building rent expense resulting from greater contingent rent-only locations and lower property tax accruals partially offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales partially offset by lower property tax accruals.
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
Bistro: Minority interest as a percentage of revenues decreased due to the impact of partnership interest buyouts occurring during fiscal 2007 and the first half of 2008. These buyouts reduced the number of minority interests from 182 as of July 1, 2007 to 79 as of June 29, 2008.
Pei Wei: Minority interest as a percentage of revenues decreased due to the net impact of partnership interest buyouts occurring during fiscal 2007 and the first half of 2008 as well as lower restaurant net income.

Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last half of fiscal 2007 and the first half of fiscal 2008 as well as the costs related to the rollout of our new plateware during 2007. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last half of fiscal 2007 and the first half of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.
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
Bistro: Preopening expense decreased primarily due to the timing of expenses related to a lower number of scheduled new restaurant openings in the second half of fiscal 2008 compared to the second half of fiscal 2007.
Pei Wei: Preopening expense decreased primarily due to the impact of opening four new Pei Wei restaurants during the second quarter of 2008 compared to 10 new Pei Wei restaurants during the second quarter of 2007, as well as the timing of expenses related to a lower number of scheduled new restaurant openings in the second half of fiscal 2008 compared to the second half of fiscal 2007.
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
Bistro: Partner investment expense increased due to the change in partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning in fiscal 2007. Early buyouts resulted in a $0.5 million reversal of previously recognized partner investment expense during the second quarter of 2008 as compared to a $0.8 million reversal during the second quarter of 2007, in each case due to the fair value of the partners’ interests at inception date exceeding the fair value of the partners’ interests at repurchase date.
Pei Wei: Partner investment expense decreased primarily due to opening four new Pei Wei restaurants during the second quarter of 2008 compared to 10 new Pei Wei restaurants during the second quarter of 2007 fully offset by lower expense reductions related to minority partnership interest buyouts in the second quarter of 2008 as compared to the second quarter of 2007.

General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including but not limited to management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.
Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for the current year compared to a reversal of such an accrual in fiscal 2007. Additionally, higher compensation and benefits expense primarily related to the addition of corporate management personnel, and increased health insurance costs contributed to the increase, which is partially offset by lower share-based compensation expense.
Interest and Other Income (Expense), Net
Interest income earned during fiscal 2007 primarily related to interest-bearing overnight deposits as lower borrowing levels resulted in full capitalization of interest expense. Interest expense recognized during the second quarter of 2008 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings. Accretion expense related to our conditional asset retirement obligations was also recognized in interest expense during fiscal 2008 and 2007.
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
Provision for Income Taxes
Our effective tax rate from continuing operations was 26.4% for the second quarter of fiscal 2008 compared to 26.1% for the second quarter of fiscal 2007. The income tax rates for the second quarter of both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. The effective rate for the second quarter of fiscal 2008 compared to 2007 decreased primarily as a result of FICA tip credits. Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, the Company will recognize sufficient future taxable income to realize the benefit of its deferred tax assets.

Results for the six months ended June 29, 2008 and July 1, 2007
Our consolidated operating results for the six months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Six Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$612,659	100.0%	$530,507	100.0%	$82,152	15.5%
Costs and expenses:
Cost of sales	167,173	27.3%	145,398	27.4%	21,775	15.0%
Labor	205,667	33.6%	179,170	33.8%	26,497	14.8%
Operating	98,569	16.1%	83,264	15.7%	15,305	18.4%
Occupancy	35,755	5.8%	30,414	5.7%	5,341	17.6%
General and administrative	37,649	6.1%	32,178	6.1%	5,471	17.0%
Depreciation and amortization	34,083	5.6%	26,078	4.9%	8,005	30.7%
Preopening expense	4,633	0.8%	5,835	1.1%	(1,202)	(20.6%)
Partner investment expense	(89)	(0.0%)	(1,869)	(0.4%)	1,780	(95.2%)

Total costs and expenses	583,440	95.2%	500,468	94.3%	82,972	16.6%

Income from operations	29,219	4.8%	30,039	5.7%	(820)	(2.7%)
Interest and other income (expense), net	(1,883)	(0.3%)	522	0.1%	(2,405)	—
Minority interest	(1,192)	(0.2%)	(2,768)	(0.5%)	1,576	(56.9%)

Income before provision for income taxes	26,144	4.3%	27,793	5.2%	(1,649)	(5.9%)
Provision for income taxes	(6,849)	(1.1%)	(7,405)	(1.4%)	556	(7.5%)

Income from continuing operations	19,295	3.1%	20,388	3.8%	(1,093)	(5.4%)
Loss from discontinued operations, net of tax	(276)	(0.0%)	(646)	(0.1%)	370	(57.3%)

Net Income	$19,019	3.1%	$19,742	3.7%	$(723)	(3.7%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Selected operating statistics for the Bistro for the six months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Six Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$468,061	100.0%	$415,202	100.0%	$52,859	12.7%
Costs and expenses:
Cost of sales	127,409	27.2%	113,477	27.3%	13,932	12.3%
Labor	155,471	33.2%	139,139	33.5%	16,332	11.7%
Operating	72,927	15.6%	63,878	15.4%	9,049	14.2%
Occupancy	25,711	5.5%	22,815	5.5%	2,896	12.7%
Minority interest	867	0.2%	2,170	0.5%	(1,303)	(60.0%)
Depreciation and amortization	25,059	5.4%	19,537	4.7%	5,522	28.3%
Preopening expense	3,000	0.6%	3,046	0.7%	(46)	(1.5%)
Partner investment expense	(745)	(0.2%)	(2,679)	(0.6%)	1,934	(72.2%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for Pei Wei for the six months ended June 29, 2008 and July 1, 2007 were as follows (dollars in thousands):

	Six Months Ended
	June 29,	% of	July 1,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$144,598	100.0%	$115,305	100.0%	$29,293	25.4%
Costs and expenses:
Cost of sales	39,764	27.5%	31,921	27.7%	7,843	24.6%
Labor	50,196	34.7%	40,031	34.7%	10,165	25.4%
Operating	25,642	17.7%	19,386	16.8%	6,256	32.3%
Occupancy	10,044	6.9%	7,599	6.6%	2,445	32.2%
Minority interest	325	0.2%	598	0.5%	(273)	(45.7%)
Depreciation and amortization	8,332	5.8%	5,987	5.2%	2,345	39.2%
Preopening expense	1,633	1.1%	2,789	2.4%	(1,156)	(41.4%)
Partner investment expense	656	0.5%	810	0.7%	(154)	(19.0%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Each segment contributed as follows:
Bistro: The increase in revenues was attributable to revenues of $51.7 million generated by 25 new Bistro restaurants that opened during the first half of 2008 and the last half of 2007. The increase was also due to an increase in revenues of $7.5 million generated by restaurants that opened during the first half of 2007, which is primarily a result of a full six months of revenues during the first half of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $6.3 million due to a reduction in overall guest traffic partially offset by the benefit of a five to six percent average check increase reflecting the net impact of price and menu mix changes.
Pei Wei: The increase in revenues was attributable to revenues of $25.1 million generated by the 33 new Pei Wei restaurants that opened during the first half of 2008 and the last half of 2007. The increase was also due to an increase in revenues of $7.5 million generated by restaurants that opened during the first half of 2007, which is primarily a result of a full six months of revenues during the first half of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $3.3 million primarily due to a reduction in overall guest traffic partially offset by the benefit of a slightly higher average check reflecting the net impact of price and menu mix changes.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased slightly primarily due to favorable produce costs and lower poultry expense due to product mix shifts, partially offset by higher meat and wok oil costs resulting from increased pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to lower scallops expense resulting from product mix shifts and favorable produce costs partially offset by higher wok oil costs as well as higher poultry costs due to product mix shifts and increased pricing.

Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions partially offset by higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure as well as the benefit of reduced workers’ compensation insurance liabilities in the first half of 2007 resulting from lower than anticipated claim development from prior claim years.
Pei Wei: Labor expenses as a percentage of revenues were consistent with prior year primarily due to lower manager salaries partially offset by higher hourly labor costs resulting from the utilization of additional key hourly employees, as well as a benefit from reduced workers’ compensation insurance liabilities in the first half of 2007 resulting from lower than anticipated claim development from prior claim years.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to higher utility costs and decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature partially offset by lower marketing spend.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend and the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature, as well as higher menu printing costs related to a new menu roll-out.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues were consistent with the prior year primarily due to lower building rent expense resulting from greater contingent rent-only locations offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales partially offset by lower property tax accruals.
Minority Interest
Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues decreased due to the impact of partnership interest buyouts occurring during fiscal 2007 and the first half of 2008. These buyouts reduced the number of minority interests from 182 as of July 1, 2007 to 79 as of June 29, 2008.
Pei Wei: Minority interest as a percentage of revenues decreased primarily due to the net impact of partnership interest buyouts occurring during fiscal 2007 and the first half of 2008.
Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last half of fiscal 2007 and during the first half of fiscal 2008 as well as the costs related to the rollout of our new plateware during 2007. As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last half of fiscal 2007 and during the first half of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.

Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense decreased primarily due to the timing of expenses related to a lower number of scheduled new restaurant openings in the second half of fiscal 2008 compared to the second half of fiscal 2007 partially offset by the impact of opening 10 new Bistro restaurants during the first half of 2008 compared to five new Bistro restaurants during the first half of 2007.
Pei Wei: Preopening expense decreased primarily due to the timing of expenses related to restaurants that opened during the first quarter of 2008 compared to the first quarter of 2007, which resulted in a greater portion of first quarter of 2008 preopening expense being recognized in the fourth quarter of 2007. Also contributing to the decrease was the timing of expenses related to a lower number of scheduled new restaurant openings in the second half of fiscal 2008 compared to the second half of fiscal 2007 and the impact of opening 15 new Pei Wei restaurants during the first half of 2008 compared to 19 Pei Wei restaurants during the first half of 2007.
Partner Investment Expense
Each segment contributed as follows:
Bistro: Partner investment expense at the Bistro increased due to the change in partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning in fiscal 2007. Early buyouts resulted in a $0.7 million reversal of previously recognized partner investment expense during the first half of 2008 as compared to a $2.7 million reversal during the first half of 2007, in each case due to the fair value of the partners’ interests at inception date exceeding the fair value of the partners’ interests at repurchase date.
Pei Wei: Partner investment expense decreased slightly primarily due to the impact of opening 15 new restaurants during the first half of fiscal 2008 compared to opening 19 new restaurants during the first half of fiscal 2007.
General and Administrative
Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for the current year compared to the absence of such an accrual in fiscal 2007, as well as higher compensation and benefits expense primarily related to the addition of corporate management personnel and increased health insurance costs.
Interest and Other Income (Expense), Net
Interest expense recognized during the first half of fiscal 2008 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations.
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

Provision for Income Taxes
Our effective tax rate from continuing operations was 26.2% for the first half of fiscal 2008 compared to 26.6% for the first half of fiscal 2007. The income tax rates for the half of both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. The effective rate for the first half of fiscal 2008 compared to 2007 decreased primarily as a result of FICA tip credits. Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, the Company will recognize sufficient future taxable income to realize the benefit of its deferred tax assets.
Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. More recently, our need for capital resources has also been driven by the purchase of minority interests and repayments of long-term debt in both fiscal 2007 and 2008.
The following table presents a summary of our cash flows for the six months ended June 29, 2008 and July 1, 2007 (in thousands):

	2008	2007
Net cash provided by operating activities	$69,726	$54,490
Net cash used in investing activities	(51,595)	(74,583)
Net cash used in financing activities	(22,040)	(2,027)

Net decrease in cash and cash equivalents	$(3,909)	$(22,120)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, an increase in operating liabilities, share-based compensation, and the effect of minority interest and partnership-related non-cash expenses.
Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $45.8 million and $64.4 million in the first half of fiscal years 2008 and 2007, respectively. Also included in investing activities are purchases of minority interests of $5.4 million and $9.5 million in the first half of 2008 and 2007, respectively, and capitalized interest of $0.4 and $0.8 million in the first half of 2008 and 2007, respectively.
We intend to open 17 new Bistro restaurants and 25 new Pei Wei restaurants during fiscal year 2008. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per Bistro restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total gross capital expenditures for fiscal 2008 to approximate $100.0 to $110.0 ($80.0 million to $90.0 million, net of landlord reimbursements).

Financing Activities
Financing activities during the second quarter of fiscal 2008 and 2007 included debt repayments, purchases of treasury stock, proceeds from stock options exercised and employee stock purchases, distributions to minority partners, and the tax benefit from disqualifying stock option dispositions.
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
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio of 2.5:1 and a minimum fixed charge coverage ratio of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of June 29, 2008 as our leverage ratio was 1.82:1 and the fixed charge coverage ratio was 2.02:1.
As of June 29, 2008, we had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at June 29, 2008. See Note 6 to our consolidated financial statements for discussion of interest rates and the interest rate swap.
Share Repurchase Program
Since inception, our Board of Directors authorized programs to repurchase up to a total of $150.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices. We repurchased a total of 3.2 million shares of our common stock for $96.4 million at an average price of $29.74 during fiscal years 2006 and 2007.
During the second quarter of fiscal 2008, we repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. There remains $40.0 million available under the current share repurchase authorization at June 29, 2008.
Partnership Activities
As of June 29, 2008, there were 84 partners within our partnership system representing 272 partnership interests. During the first half of fiscal 2008, we had the opportunity to purchase 22 partnership interests which had reached the five-year threshold period during the year, as well as 68 additional partnership interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 85 of these partnership interests in their entirety for a total of approximately $7.8 million. Of the total purchase price, approximately $5.4 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at June 29, 2008.
During the remainder of fiscal 2008, we will have the opportunity to purchase 6 additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $0.4 million to $0.6 million based upon the estimated fair value of the respective interests at June 29, 2008. If we purchase all of these interests in 2008, the estimated liquidity impact will be a reduction of cash of approximately $0.1 million to $0.2 million during the year.

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
Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings up to $150.0 million bearing interest at variable rates of LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At June 29, 2008, we had borrowings of $80.0 million outstanding under our credit facility as well as unsecured promissory notes totaling $8.1 million.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our revolving credit facility, including the impact of the interest rate swap agreement, was 3.9% as of June 29, 2008.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of June 29, 2008, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have less than a $1.0 million pre-tax impact on our results of operations.
Commodities Prices
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; changes in general economic and political conditions that affect consumer spending; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; our inability to retain key personnel; potential labor shortages that may delay planned openings; increases in the minimum wage; intense competition in the restaurant industry; strain on our management resources resulting from implementing our growth strategy; changes in food costs; litigation; tax returns may be subjected to audits that could have material adverse impact; rising insurance costs; fluctuations in operating results; failure to comply with governmental regulations; changes in how we account for certain aspects of our partnership program; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 15, 2008. As of June 29, 2008, there have been no material changes to these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Since inception, our Board of Directors has authorized programs to repurchase up to a total of $150.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices. We repurchased a total of 3.2 million shares of our common stock for $96.4 million at an average price of $29.74 during fiscal years 2006 and 2007.
During the second quarter of fiscal 2008, we repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. Our current remaining share repurchase authorization was $40.0 million at June 29, 2008.
The following table sets forth our share repurchases of common stock during each period in the second quarter of 2008:

				(d) Maximum Dollar
	(a) Total		(c) Total Number of	Value of Shares that
	Number of	(b) Average	Shares Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Programs
March 31, 2008 - May 04, 2008	—		—	$50,011,426
May 05, 2008 - June 01, 2008	—		—	$50,011,426
June 02, 2008 - June 29, 2008	394,036	$25.38	394,036	$40,010,793

Total	394,036		394,036	$40,010,793

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on April 18, 2008. There were three proposals up for approval. The results of voting at such meeting were previously reported in Part II, Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008, which was filed on April 23, 2008.
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.28	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.
†10.29	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.
†10.30	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10.31	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10.32	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10.33	Non-Employee Director Compensation Plan, effective April 17, 2008.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer
Date: July 23, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(3)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.28	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.
†10.29	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.
†10.30	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10.31	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10.32	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10.33	Non-Employee Director Compensation Plan, effective April 17, 2008.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.