Form 10-Q
period 2008-09-28
P F CHANGS CHINA BISTRO INC
filed 2008-10-22
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 28, 2008, there were 23,788,091 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS

	September 28,	December 30,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,964	$24,055
Inventories	4,677	4,649
Prepaids and other current assets	33,064	32,552

Total current assets	61,705	61,256
Property and equipment, net	526,761	520,145
Goodwill	6,819	6,819
Intangible assets, net	24,154	22,004
Other assets	13,427	12,406

Total assets	$632,866	$622,630

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,808	$17,745
Construction payable	4,683	11,319
Accrued expenses	64,221	59,259
Unearned revenue	18,888	25,346
Current portion of long-term debt, including $3,930 and $3,507 due to related parties at September 28, 2008 and December 30, 2007, respectively	6,026	6,932

Total current liabilities	108,626	120,601
Long-term debt, including $1,098 and $3,002 due to related parties at September 28, 2008 and December 30, 2007, respectively	82,691	90,828
Lease obligations	105,948	93,435
Other liabilities	11,125	6,710
Minority interests	11,512	17,169
Commitments and contingencies (Note 11)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,788,091 shares and 24,151,888 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	27	27
Additional paid-in capital	203,542	196,385
Treasury stock, at cost, 3,634,979 shares and 3,240,943 shares at September 28, 2008 and December 30, 2007, respectively	(106,372)	(96,358)
Accumulated other comprehensive loss	(47)	—
Retained earnings	215,814	193,833

Total common stockholders’ equity	312,964	293,887

Total liabilities and common stockholders’ equity	$632,866	$622,630

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenues	$298,359	$270,282	$911,018	$800,789
Costs and expenses:
Cost of sales	81,075	73,865	248,248	219,263
Labor	99,140	91,789	304,807	270,959
Operating	52,767	43,816	151,336	127,080
Occupancy	17,594	15,970	53,349	46,384
General and administrative	18,152	17,186	55,801	49,364
Depreciation and amortization	17,510	14,749	51,593	40,827
Preopening expense	1,519	4,939	6,152	10,774
Partner investment expense	99	(71)	10	(1,940)
Asset impairment charge	7,510	—	7,510	—

Total costs and expenses	295,366	262,243	878,806	762,711

Income from operations	2,993	8,039	32,212	38,078
Interest and other income (expense), net	(895)	(10)	(2,778)	512
Minority interest	(367)	(808)	(1,559)	(3,576)

Income from continuing operations before provision for income taxes	1,731	7,221	27,875	35,014
Provision for income taxes	1,055	(1,618)	(5,794)	(9,023)

Income from continuing operations	2,786	5,603	22,081	25,991
Income (loss) from discontinued operations, net of tax	176	(328)	(100)	(974)

Net Income	$2,962	$5,275	$21,981	$25,017

Basic income per share:
Income from continuing operations	$0.12	$0.22	$0.93	$1.01
Income (loss) from discontinued operations, net of tax	0.01	(0.02)	(0.01)	(0.03)

Net Income	$0.13	$0.20	$0.92	$0.98

Diluted income per share:
Income from continuing operations	$0.12	$0.21	$0.91	$1.00
Income (loss) from discontinued operations, net of tax	0.00	(0.01)	0.00	(0.04)

Net Income	$0.12	$0.20	$0.91	$0.96

Weighted average shares used in computation:
Basic	23,613	25,773	23,828	25,656

Diluted	23,927	26,105	24,156	26,093

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28,	September 30,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$21,981	$25,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,702	41,140
Asset impairment charge	7,510	—
Share-based compensation	6,451	7,390
Deferred income taxes	2,365	339
Minority interest	1,559	3,576
Partner bonus expense, imputed	716	932
Other	82	68
Partner investment expense	10	(1,940)
Tax benefit from disqualifying stock option dispositions credited to equity	(323)	(4,465)
Changes in operating assets and liabilities:
Inventories	(28)	(174)
Prepaids and other current assets	370	8,920
Other assets	(1,647)	(2,774)
Accounts payable	(2,937)	890
Accrued expenses	4,962	(2,528)
Lease obligation	12,640	11,914
Unearned revenue	(6,458)	(4,432)
Other long-term liabilities	576	368

Net cash provided by operating activities	99,531	84,241

Investing Activities:
Capital expenditures	(69,439)	(115,948)
Purchase of minority interests	(6,754)	(11,716)
Capitalized interest	(585)	(1,249)

Net cash used in investing activities	(76,778)	(128,913)

Financing Activities:
Repayments of long-term debt	(11,510)	(30,006)
Purchases of treasury stock	(10,014)	—
Distributions to minority members and partners	(2,750)	(5,428)
Payments of capital lease obligation	(127)	(117)
Borrowings on credit facility	—	41,000
Proceeds from stock options exercised and employee stock purchases	1,009	7,699
Debt issuance costs	—	(243)
Proceeds from minority investors’ contributions	225	337
Tax benefit from disqualifying stock option dispositions credited to equity	323	4,465

Net cash provided by (used in) financing activities	(22,844)	17,707

Net decrease in cash and cash equivalents	(91)	(26,965)
Cash and cash equivalents at the beginning of the period	24,055	31,589

Cash and cash equivalents at the end of the period	$23,964	$4,624

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	4,200	1,341
Cash paid for income taxes, net of refunds	6,716	4,524

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt and conversion to members’ capital	2,431	11,268
Change in construction payable	(6,636)	2,227
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of September 28, 2008, P.F. Chang’s China Bistro, Inc. (the “Company”) owned and operated 182 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 165 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
At the end of fiscal 2007, the Company announced its planned exit from its Taneko Japanese Tavern (“Taneko”) restaurant and, as a result, classified Taneko as a discontinued operation in its consolidated financial statements. On August 1, 2008, the Company completed the sale of Taneko’s long-lived assets. See Note 3 for further discussion.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.
The consolidated balance sheet at December 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Share-Based Compensation
The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also grants restricted stock and restricted stock units with a fair value determined based on the Company’s closing stock price on the date of grant.
The fair value for options granted during the three and nine months ended September 28, 2008 and September 30, 2007 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008 (1)	2007	2008	2007
Weighted average risk-free interest rate	—	4.7%	3.1%	4.7%
Expected life of options (years)	—	5.5	5.5	5.5
Expected stock volatility	—	35.0%	35.0%	35.0%
Expected dividend yield	—	0.0%	0.0%	0.0%

(1)	There were no stock options granted during the three months ended September 28, 2008.
The estimated fair value of share-based compensation is amortized to expense over the vesting period. See Note 8 for further discussion of the Company’s share-based compensation.

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
During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixes the interest expense on a portion of the Company’s long-term debt for the duration of the swap. See Note 7 for further discussion of the Company’s interest rate swap.
Recent Accounting Pronouncements
In October 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s consolidated financial statements. The Company is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.
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

The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 28, 2008
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 28,	Assets/Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)	Valuation Technique
	(In thousands)
Money Markets	$23,073	$—	$23,073	$—	market approach
401(k) Restoration Plan investments	$1,355	$—	$1,355	$—	market approach
Interest rate swap liability	(77)	—	(77)	—	income approach

Total	$24,351	$—	$24,351	$—

The Company invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. The Company’s investment in overnight money market funds is guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on December 19, 2008.
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
The fair value of the Company’s interest rate swap is estimated using net present value of a series of cash flows on both the fixed and floating legs of the swap. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated the credit and nonperformance risks associated with its derivative counterparty and believes them to be insignificant and not warranting a credit adjustment at September 28, 2008. See Note 6 for a discussion of the Company’s interest rate swap.
2. Restaurant Closings and Asset Impairment Charges
As part of ongoing profitability initiatives, the Company will be closing 10 underperforming Pei Wei restaurants during the fourth quarter of 2008. This decision, which was reached during the third quarter of 2008, was the result of a rigorous evaluation of the Company’s entire store portfolio. The Company reviewed each location’s past and present operating performance combined with projected future results. The locations selected for closure represent restaurants with lower profitability that are not projected to provide acceptable returns in the foreseeable future.
During the third quarter of 2008, the Company recognized non-cash asset impairment charges of $7.5 million ($4.7 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the 10 Pei Wei stores being closed. The Company also anticipates additional charges will be recognized during the fourth quarter of 2008 related to lease termination costs and severance payments. The Company anticipates reflecting these charges as well as all historical operations related to the closed stores within discontinued operations in the consolidated financial statements during the fourth quarter of 2008.
3. Discontinued Operations
The Company opened its Taneko restaurant on October 1, 2006 in Scottsdale, Arizona. As a result of the operating losses realized by Taneko and management’s increased focus on the Company’s core Bistro and Pei Wei restaurant concepts, at the end of fiscal 2007, the Company decided to exit operation of the Taneko business. As of December 30, 2007, the Company classified Taneko as held for sale and determined that Taneko met the criteria for classification as a discontinued operation in the accompanying consolidated financial statements. On August 1, 2008, the Company completed the sale of Taneko’s long-lived assets.

Income (losses) from discontinued operations, net of tax are comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Revenues	$54	$598	$1,269	$1,906

Income (loss) from discontinued operations before income tax benefit	269	(500)	(152)	(1,482)
Income tax (expense) benefit	(93)	172	52	508

Income (loss) from discontinued operations, net of tax	$176	$(328)	$(100)	$(974)

Results for discontinued operations for the three and nine months ended September 28, 2008 included a net benefit including the reversal of unamortized deferred lease obligations related to tenant incentive allowances previously received from Taneko’s landlord.
4. Net Income Per Share
Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s stock option plans and the employee stock purchase plan. For the three months ended September 28, 2008 and September 30, 2007, 2.3 million and 1.6 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the nine months ended September 28, 2008 and September 30, 2007, 2.3 million and 1.6 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
5. Intangible Assets
Intangible assets are comprised of intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeds the imputed fair value at the time of the original investment. Intangible assets consist of the following (in thousands):

	September 28,	December 30,
	2008	2007

Intangible assets, gross	$29,175	$25,408
Accumulated amortization	(5,021)	(3,404)

Intangible assets, net	$24,154	$22,004

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 28,	December 30,
	2008	2007

Accrued payroll	$21,646	$20,100
Sales and use tax payable	4,655	6,215
Property tax payable	4,357	3,635
Accrued insurance	16,638	13,831
Accrued rent	4,585	4,136
Other accrued expenses	12,340	11,342

Total accrued expenses	$64,221	$59,259

7. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of September 28, 2008 as the Company’s leverage ratio was 1.71:1 and the fixed charge coverage ratio was 2.22:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of September 28, 2008, the Company had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at September 28, 2008.
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
At September 28, 2008, the recorded fair value of the interest rate swap was a liability balance of approximately $77,000 (approximately $47,000 net of tax). The liability is included in other liabilities in the consolidated balance sheet and is offset by a corresponding amount in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss. At September 28, 2008, accumulated other comprehensive loss, as reflected in common stockholders’ equity consisted of unrealized losses on interest rate swap contracts totaling approximately $47,000, net of tax.
The Company utilizes the hypothetical derivative method, as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to measure hedge effectiveness. There was no hedge ineffectiveness recognized during the period ended September 28, 2008.

8. Share-Based Compensation
Share-based compensation expense includes compensation expense, recognized over the applicable vesting periods, for share-based awards granted after January 2, 2006 and for share-based awards granted prior to, but not yet vested as of the Company’s adoption of FASB SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, and SEC Staff Accounting Bulletin No. 107, Share-Based Payment on January 2, 2006. At September 28, 2008, non-vested share-based compensation, net of actual forfeitures for options and estimated forfeitures for restricted stock, totaled $11.2 million for stock options and $2.5 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period which is approximately 1.9 years for stock options and 1.4 years for restricted stock and RSUs.
Share-based compensation from continuing operations is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Labor	$120	$197	$416	$606
General and administrative	1,845	2,372	5,992	6,705

Total share-based compensation	1,965	2,569	6,408	7,311
Less: tax benefit	(501)	(674)	(1,634)	(1,919)

Total share-based compensation, net of tax	$1,464	$1,895	$4,774	$5,392

Share-based compensation presented above excludes approximately $5,000 and $24,000 ($3,000 and $16,000, net of tax), for the three months ended September 28, 2008 and September 30, 2007, respectively, from discontinued operations. Share-based compensation excludes approximately $43,000 and $79,000 ($28,000 and $52,000, net of tax), for the nine months ended September 28, 2008 and September 30, 2007, respectively, from discontinued operations.
9. Income Taxes

The Company’s effective tax rate from continuing operations for the three months ended September 28, 2008 and September 30, 2007 was (60.9%) and 22.4%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended September 28, 2008 and September 30, 2007 was 20.8% and 25.8%, respectively. The effective tax rate for both the three and nine months ended September 28, 2008 includes the additional tax benefit of the reduction of forecasted pretax income for the full year driven primarily by store closure-related impairment charges, and, to a lesser extent, the impact of a change in estimate related to amended tax returns.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to its liability for unrecognized income tax benefits that existed as of December 31, 2006. As of September 28, 2008 and December 30, 2007, the Company had $1.1 million and $1.2 million, respectively, of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized.
For both September 28, 2008 and December 30, 2007, the Company had accrued $0.3 million of interest and $0.1 million of penalties related to uncertain tax positions.
10. Segment Reporting
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

The table below presents information about reportable segments (in thousands):

	Total	Shared Services	Bistro	Pei Wei
For the Three Months Ended September 28, 2008:
Revenues	$298,359	$—	$226,443	$71,916
Segment profit	29,906	(345)	26,492	3,759
Capital expenditures	23,647	(21)	18,621	5,047
Depreciation and amortization	17,510	345	12,771	4,394

For the Three Months Ended September 30, 2007:
Revenues	$270,282	$—	$208,544	$61,738
Segment profit	29,285	(471)	25,475	4,281
Capital expenditures	51,577	84	40,340	11,153
Depreciation and amortization	14,749	471	10,861	3,417

For the Nine Months Ended September 28, 2008:
Revenues	$911,018	$—	$694,504	$216,514
Segment profit	100,126	(1,037)	87,109	14,054
Capital expenditures	69,439	178	53,794	15,467
Depreciation and amortization	51,593	1,037	37,830	12,726

For the Nine Months Ended September 30, 2007:
Revenues	$800,789	$—	$623,746	$177,043
Segment profit	92,700	(1,025)	79,661	14,064
Capital expenditures	115,948	219	85,816	29,913
Depreciation and amortization	40,827	1,025	30,398	9,404

As of September 28, 2008:
Total assets	$632,866	$56,002	$462,392	$114,472
Goodwill	6,819	—	6,566	253

As of December 30, 2007:
Total assets	$622,630	$36,813	$467,659	$118,158
Goodwill	6,819	—	6,566	253
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

Reconciliation of Non-GAAP Financial Information to GAAP measures:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Segment profit	$29,906	$29,285	$100,126	$92,700
Less: General and administrative	(18,152)	(17,186)	(55,801)	(49,364)
Less: Preopening expense	(1,519)	(4,939)	(6,152)	(10,774)
Less: Partner investment expense	(99)	71	(10)	1,940
Less: Asset impairment charge	(7,510)	—	(7,510)	—
Less: Interest & other income (expense), net	(895)	(10)	(2,778)	512

Income from continuing operations before provision for income taxes	1,731	7,221	27,875	35,014

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
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). On August 1, 2008, we sold the long-lived assets of Taneko Japanese Tavern (“Taneko”), a third restaurant concept, which had been classified as a discontinued operation in the Company’s unaudited consolidated financial statements at the end of fiscal 2007.
Bistro
As of September 28, 2008, we owned and operated 182 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a minority interest.
We intend to open 17 new Bistros during fiscal 2008, 10 of which were open by the end of the third quarter of 2008. We have continued our development in existing markets and by the end of 2008, will have entered five new markets. We have signed lease agreements for all of our new Bistro restaurants planned for fiscal 2008. We intend to continue to develop Bistro restaurants that typically range in size from 6,000 to 7,500 square feet, and that require, on average, a total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant, both of which are net of estimated landlord reimbursements. This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $400,000 per restaurant during 2008.
Pei Wei
As of September 28, 2008, we owned and operated 165 quick casual Pei Wei restaurants that offer a modest menu of freshly prepared, high quality Asian cuisine served in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
In fiscal 2008, we have slowed our growth substantially and limited the number of openings in new markets through the planned development of 25 new restaurants, primarily located in mature or under-penetrated markets. As of the end of the third quarter of 2008, 21 of these new restaurants were open. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant, both of which are net of estimated landlord reimbursements. Preopening expenses are expected to average approximately $150,000 per restaurant during 2008. We have signed lease agreements for all of our new Pei Wei restaurants planned for fiscal 2008.

Restaurant Closings and Asset Impairment Charges
As part of ongoing profitability initiatives, we will be closing 10 underperforming Pei Wei restaurants during the fourth quarter of 2008. This decision was a result of a rigorous evaluation of our entire store portfolio. We reviewed each location’s past and present operating performance combined with projected future results. The locations selected for closure represent restaurants with lower profitability that are not projected to provide acceptable returns in the foreseeable future.
During the third quarter of 2008, we recognized non-cash asset impairment charges of $7.5 million ($4.7 million net of tax) related to the planned closure of 10 underperforming Pei Wei stores. These asset impairment charges reduced current quarter diluted earnings per share by $0.19. We also anticipate that additional charges related to these store closures will be recognized during the fourth quarter of 2008 for lease termination costs and severance payments. We anticipate reflecting these charges as well as all historical operations related to the closed stores within discontinued operations in the consolidated financial statements during the fourth quarter of 2008.
We expect Pei Wei restaurant operating income margins to improve by approximately 70-80 basis points in fiscal 2009 as a result of these store closures.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2007 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and nine month periods ended September 28, 2008 and September 30, 2007, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Results for the three months ended September 28, 2008 and September 30, 2007
Our consolidated operating results for the three months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Three months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$298,359	100.0%	$270,282	100.0%	$28,077	10.4%
Costs and expenses:
Cost of sales	81,075	27.2%	73,865	27.3%	7,210	9.8%
Labor	99,140	33.2%	91,789	34.0%	7,351	8.0%
Operating	52,767	17.7%	43,816	16.2%	8,951	20.4%
Occupancy	17,594	5.9%	15,970	5.9%	1,624	10.2%
General and administrative	18,152	6.1%	17,186	6.4%	966	5.6%
Depreciation and amortization	17,510	5.9%	14,749	5.5%	2,761	18.7%
Preopening expense	1,519	0.5%	4,939	1.8%	(3,420)	(69.2%)
Partner investment expense	99	0.0%	(71)	(0.0%)	170	—
Asset impairment charge	7,510	2.5%	—	0.0%	7,510	—

Total costs and expenses	295,366	99.0%	262,243	97.0%	33,123	12.6%

Income from operations	2,993	1.0%	8,039	3.0%	(5,046)	(62.8%)
Interest and other income (expense), net	(895)	(0.3%)	(10)	(0.0%)	(885)	—
Minority interest	(367)	(0.1%)	(808)	(0.3%)	441	(54.6%)

Income before provision for income taxes	1,731	0.6%	7,221	2.7%	(5,490)	(76.0%)
Provision for income taxes	1,055	0.4%	(1,618)	(0.6%)	2,673	—

Income from continuing operations	2,786	0.9%	5,603	2.1%	(2,817)	(50.3%)
Income (loss) from discontinued operations, net of tax	176	0.1%	(328)	(0.1%)	504	—

Net Income	$2,962	1.0%	$5,275	2.0%	$(2,313)	(43.8%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Selected operating statistics for the Bistro for the three months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Three months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$226,443	100.0%	$208,544	100.0%	$17,899	8.6%
Costs and expenses:
Cost of sales	61,430	27.1%	56,943	27.3%	4,487	7.9%
Labor	74,387	32.9%	69,946	33.5%	4,441	6.3%
Operating	38,556	17.0%	32,981	15.8%	5,575	16.9%
Occupancy	12,536	5.5%	11,739	5.6%	797	6.8%
Minority interest	271	0.1%	599	0.3%	(328)	(54.8%)
Depreciation and amortization	12,771	5.6%	10,861	5.2%	1,910	17.6%
Preopening expense	732	0.3%	2,974	1.4%	(2,242)	(75.4%)
Partner investment expense	(103)	(0.0%)	(433)	(0.2%)	330	(76.2%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for Pei Wei for the three months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Three months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$71,916	100.0%	$61,738	100.0%	$10,178	16.5%
Costs and expenses:
Cost of sales	19,645	27.3%	16,922	27.4%	2,723	16.1%
Labor	24,753	34.4%	21,843	35.4%	2,910	13.3%
Operating	14,211	19.8%	10,835	17.5%	3,376	31.2%
Occupancy	5,058	7.0%	4,231	6.9%	827	19.5%
Minority interest	96	0.1%	209	0.3%	(113)	(54.1%)
Depreciation and amortization	4,394	6.1%	3,417	5.5%	977	28.6%
Preopening expense	787	1.1%	1,965	3.2%	(1,178)	(59.9%)
Partner investment expense	202	0.3%	362	0.6%	(160)	(44.2%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The increase in revenues was attributable to revenues of $24.7 million generated by the 20 new Bistro restaurants that opened during the first three quarters of 2008 and the last quarter of 2007. The increase was also due to an increase in revenues of $1.0 million generated by restaurants that opened during the third quarter of 2007, which is primarily a result of a full three months of revenues during the third quarter of 2008. Revenues for stores that opened prior to the first quarter of 2007 declined by $7.7 million as a significant reduction in overall guest traffic more than offset the benefit of a four to five percent average check increase, reflecting the net impact of price increases and menu mix changes. Additionally, the impact of Hurricane Ike resulted in $0.4 million of lost revenue during the third quarter of fiscal 2008 as a result of temporary store closures at five Bistro locations in the Houston area.
Pei Wei: The increase in revenues was attributable to revenues of $10.4 million generated by the 28 new Pei Wei restaurants that opened during the first three quarters of 2008 and the last quarter of 2007. The increase was also due to an increase in revenues of $1.3 million generated by restaurants that opened during the third quarter of 2007, which is primarily a result of a full three months of revenues during the third quarter of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $1.5 million primarily due to a significant reduction in overall guest traffic partially offset by the benefit of a slightly higher average check, reflecting the net impact of price and menu mix changes. Additionally, the impact of Hurricane Ike resulted in $0.5 million of lost revenue during the third quarter of fiscal 2008 as a result of temporary store closures at 13 Pei Wei locations in the Houston area.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased from the prior year primarily due to lower poultry expense resulting principally from recognition of anticipated rebate benefits, as well as lower seafood costs resulting from product mix shifts and favorable pricing. The decrease was partially offset by an increase in meat expense due to product mix shifts, grill menu promotions and increased pricing, as well as higher wok oil costs.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to lower seafood expense resulting from the deletion of scallops from the Pei Wei menu, partially offset by higher wok oil costs and higher poultry costs, including the benefit of anticipated rebate benefits.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that are allocable to minority partners, but are presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions. The decrease was partially offset by higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure, the benefit of reduced workers’ compensation insurance liabilities in the third quarter of 2007 resulting from lower than anticipated claim development from prior claim years and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions as well as lower management salaries resulting from reduced management headcount. The decrease is partially offset by higher hourly labor costs resulting from the utilization of additional key hourly employees as well as the benefit of reduced workers’ compensation insurance liabilities in the third quarter of 2007 resulting from lower than anticipated claim development from prior claim years and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.
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
Bistro: Operating expenses as a percentage of revenues increased primarily due to higher marketing spend, higher utility costs and the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to higher marketing spend, higher utility costs and the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature as well as higher menu printing costs related to a new menu roll-out.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues decreased slightly primarily due to lower building rent expense resulting from a greater number of contingent rent-only locations as well as lower general liability insurance. The benefits resulting from these declines were partially offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues increased slightly primarily due to the impact of decreased leverage resulting from lower average weekly sales, partially offset by lower property taxes.

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
Bistro: Minority interest as a percentage of revenues decreased due to the impact of partnership interest buyouts occurring during fiscal 2007 and the first three quarters of fiscal 2008. These buyouts reduced the number of minority interests from 152 as of September 30, 2007 to 73 as of September 28, 2008.
Pei Wei: Minority interest as a percentage of revenues decreased due to the net impact of partnership interest buyouts occurring during fiscal 2007 and the first three quarters of fiscal 2008, as well as lower restaurant net income.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2007 and the first three quarters of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2007 and the first three quarters of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.
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
Bistro: Preopening expenses decreased primarily as a result of there being no Bistro restaurant openings during the third quarter of 2008 compared to five new Bistro restaurants during the third quarter of 2007, as well as the timing of expenses related to a lower number of scheduled new restaurant openings in the remainder of fiscal 2008 and early fiscal 2009 compared to the last quarter of fiscal 2007 and early fiscal 2008.
Pei Wei: Preopening expenses decreased primarily due to the impact of opening six new Pei Wei restaurants during the third quarter of 2008 compared to 11 new Pei Wei restaurants during the third quarter of 2007, as well as the timing of expenses related to a lower number of scheduled new restaurant openings in the remainder of fiscal 2008 and early fiscal 2009 compared to the last quarter of fiscal 2007 and early fiscal 2008.
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
Bistro: The change in partner investment expense resulted primarily from changes in partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning in fiscal 2007. Early buyouts resulted in a $0.1 million reversal of previously recognized partner investment expense during the third quarter of 2008 compared to a $0.4 million reversal during the third quarter of 2007, in each case due to the fair value of the partners’ interests at inception date exceeding the fair value of the partners’ interests at repurchase date.
Pei Wei: Partner investment expense decreased primarily due to opening six new Pei Wei restaurants during the third quarter of 2008 compared to 11 new Pei Wei restaurants during the third quarter of 2007, partially offset by lower expense reductions related to minority partnership interest buyouts in the third quarter of 2008 compared to the third quarter of 2007.

General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including but not limited to management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.
Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for the current year compared to the absence of such an accrual in fiscal 2007, partially offset by lower share-based compensation expense.
Interest and Other Income (Expense), Net
Interest income earned during the third quarter of fiscal 2007 primarily related to interest-bearing overnight deposits as lower borrowing levels resulted in full capitalization of interest expense. Interest expense recognized during the third quarter of 2008 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings. Accretion expense related to our conditional asset retirement obligations was also recognized in interest expense during fiscal 2008 and 2007.
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
Provision for Income Taxes

Our effective tax rate from continuing operations was (60.9%) for the third quarter of fiscal 2008 compared to 22.4% for the third quarter of fiscal 2007. The current quarter includes the additional tax benefit of the reduction of forecasted pretax income for the full year driven primarily by store closure-related impairment charges, and, to a lesser extent, the impact of a change in estimate related to amended tax returns. Besides the effect of the impairment charges and the change in estimate related to the amended returns, the income tax rate for the third quarter of both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Results for the nine months ended September 28, 2008 and September 30, 2007
Our consolidated operating results for the nine months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Nine months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$911,018	100.0%	$800,789	100.0%	$110,229	13.8%
Costs and expenses:
Cost of sales	248,248	27.2%	219,263	27.4%	28,985	13.2%
Labor	304,807	33.5%	270,959	33.8%	33,848	12.5%
Operating	151,336	16.6%	127,080	15.9%	24,256	19.1%
Occupancy	53,349	5.9%	46,384	5.8%	6,965	15.0%
General and administrative	55,801	6.1%	49,364	6.2%	6,437	13.0%
Depreciation and amortization	51,593	5.7%	40,827	5.1%	10,766	26.4%
Preopening expense	6,152	0.7%	10,774	1.3%	(4,622)	(42.9%)
Partner investment expense	10	0.0%	(1,940)	(0.2%)	1,950	—
Asset impairment charge	7,510	0.8%	—	0.0%	7,510	—

Total costs and expenses	878,806	96.5%	762,711	95.2%	116,095	15.2%

Income from operations	32,212	3.5%	38,078	4.8%	(5,866)	(15.4%)
Interest and other income (expense), net	(2,778)	(0.3%)	512	0.1%	(3,290)	—
Minority interest	(1,559)	(0.2%)	(3,576)	(0.4%)	2,017	(56.4%)

Income before provision for income taxes	27,875	3.1%	35,014	4.4%	(7,139)	(20.4%)
Provision for income taxes	(5,794)	(0.6%)	(9,023)	(1.1%)	3,229	(35.8%)

Income from continuing operations	22,081	2.4%	25,991	3.2%	(3,910)	(15.0%)
Loss from discontinued operations, net of tax	(100)	(0.0%)	(974)	(0.1%)	874	(89.7%)

Net Income	$21,981	2.4%	$25,017	3.1%	$(3,036)	(12.1%)

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Selected operating statistics for the Bistro for the nine months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Nine months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$694,504	100.0%	$623,746	100.0%	$70,758	11.3%
Costs and expenses:
Cost of sales	188,839	27.2%	170,420	27.3%	18,419	10.8%
Labor	229,858	33.1%	209,085	33.5%	20,773	9.9%
Operating	111,483	16.1%	96,859	15.5%	14,624	15.1%
Occupancy	38,247	5.5%	34,554	5.5%	3,693	10.7%
Minority interest	1,138	0.2%	2,769	0.4%	(1,631)	(58.9%)
Depreciation and amortization	37,830	5.4%	30,398	4.9%	7,432	24.4%
Preopening expense	3,732	0.5%	6,020	1.0%	(2,288)	(38.0%)
Partner investment expense	(848)	(0.1%)	(3,112)	(0.5%)	2,264	(72.8%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for Pei Wei for the nine months ended September 28, 2008 and September 30, 2007 were as follows (dollars in thousands):

	Nine months ended
	September 28,	% of	September 30,	% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$216,514	100.0%	$177,043	100.0%	$39,471	22.3%
Costs and expenses:
Cost of sales	59,409	27.4%	48,843	27.6%	10,566	21.6%
Labor	74,949	34.6%	61,874	34.9%	13,075	21.1%
Operating	39,853	18.4%	30,221	17.1%	9,632	31.9%
Occupancy	15,102	7.0%	11,830	6.7%	3,272	27.7%
Minority interest	421	0.2%	807	0.5%	(386)	(47.8%)
Depreciation and amortization	12,726	5.9%	9,404	5.3%	3,322	35.3%
Preopening expense	2,420	1.1%	4,754	2.7%	(2,334)	(49.1%)
Partner investment expense	858	0.4%	1,172	0.7%	(314)	(26.8%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% not displayed.
Revenues
Each segment contributed as follows:
Bistro: The increase in revenues was attributable to revenues of $65.0 million generated by 20 new Bistro restaurants that opened during the first three quarters of 2008 and the last quarter of 2007. The increase was also due to an increase in revenues of $19.8 million generated by restaurants that opened during the first three quarters of 2007, which is primarily a result of a full nine months of revenues during the first three quarters of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $14.0 million due to a significant reduction in overall guest traffic, partially offset by the benefit of a four to five percent average check increase reflecting the net impact of price and menu mix changes.
Pei Wei: The increase in revenues was attributable to revenues of $27.0 million generated by the 28 new Pei Wei restaurants that opened during the first three quarters of 2008 and the last quarter of 2007. The increase was also due to an increase in revenues of $17.4 million generated by restaurants that opened during the first three quarters of 2007, which is primarily a result of a full nine months of revenues during the first three quarters of 2008. Revenues for stores that opened prior to the first quarter of 2007 decreased by $4.9 million primarily due to a significant reduction in overall guest traffic, partially offset by the benefit of a slightly higher average check reflecting the net impact of price and menu mix changes.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased from the prior year primarily due to lower poultry expense and lower seafood costs resulting from product mix shifts as well as favorable pricing and to a lesser extent, lower produce costs. The decrease was partially offset by higher wok oil costs as well as an increase in meat expense due to product mix shifts, grill menu promotions and increased pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to lower seafood expense resulting from the deletion of scallops from the Pei Wei menu and favorable produce costs, partially offset by higher wok oil costs and higher poultry costs due to product mix shifts and increased pricing.

Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions. The decrease was partially offset by higher management incentive costs principally resulting from the 2007 change in the Bistro partnership structure, the benefit of reduced workers’ compensation insurance liabilities in the first three quarters of 2007 resulting from lower than anticipated claim development from prior claim years and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions as well as lower manager salaries resulting from reduced management headcount. The decrease was partially offset by higher hourly labor costs resulting from the utilization of additional key hourly employees as well as a benefit from reduced workers’ compensation insurance liabilities in the first three quarters of 2007 resulting from lower than anticipated claim development from prior claim years and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to higher utility costs, the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature, and higher marketing spend.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend, the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature, as well as higher utility costs and higher menu printing costs related to a new menu roll-out.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues remained consistent primarily due to lower building rent expense resulting from a greater number of contingent rent-only locations offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales, partially offset by lower property taxes.
Minority Interest
Each segment contributed as follows:
Bistro: Minority interest as a percentage of revenues decreased due to the impact of partnership interest buyouts occurring during fiscal 2007 and the first three quarters of 2008. These buyouts reduced the number of minority interests from 152 as of September 30, 2007 to 73 as of September 28, 2008.
Pei Wei: Minority interest as a percentage of revenues decreased primarily due to the net impact of partnership interest buyouts occurring during fiscal 2007 and the first three quarters of 2008, as well as lower restaurant net income.

Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2007 and during the first three quarters of fiscal 2008 as well as the costs related to the rollout of our new plateware during 2007. As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2007 and during the first three quarters of fiscal 2008. As a percentage of revenues, depreciation and amortization increased due to the impact of decreased leverage resulting from lower average weekly sales.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense decreased primarily due to the timing of expenses related to a lower number of scheduled new restaurant openings in the remainder of fiscal 2008 and early 2009 compared to the last quarter of fiscal 2007 and early fiscal 2008 as well as slightly lower average preopening costs.
Pei Wei: Preopening expense decreased primarily due to the timing of expenses related to restaurants that opened during the first quarter of 2008 compared to the first quarter of 2007, which resulted in a greater portion of first quarter of 2008 preopening expense being recognized in the fourth quarter of 2007. Also contributing to the decrease was the timing of expenses related to a lower number of scheduled new restaurant openings in the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007.
Partner Investment Expense
Each segment contributed as follows:
Bistro: The change in partner investment expense resulted primarily from changes in the partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning in fiscal 2007. Early buyouts resulted in a $0.8 million reversal of previously recognized partner investment expense during the first three quarters of 2008 as compared to a $3.1 million reversal during the first three quarters of 2007, in each case due to the fair value of the partners’ interests at inception date exceeding the fair value of the partners’ interests at repurchase date.
Pei Wei: Partner investment expense decreased slightly primarily due to the impact of opening 21 new restaurants during the first three quarters of fiscal 2008 compared to opening 30 new restaurants during the first three quarters of fiscal 2007, partially offset by lower expense reductions related to minority partnership buyouts during the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007.
General and Administrative
Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for the current year compared to the absence of such an accrual in fiscal 2007, as well as higher compensation and benefits expense primarily related to the addition of corporate management personnel and increased health insurance costs, partially offset by lower share-based compensation expense.
Interest and Other Income (Expense), Net
Consolidated interest and other income (expense), net decreased primarily due to higher interest expense in 2008 resulting from greater interest incurred due to a higher level of outstanding credit line borrowings in 2008, a portion of which exceeded our limit for capitalization during 2008. We expect to continue to recognize net interest expense during 2008 until such time as we lower our outstanding debt levels or increase our development.

Provision for Income Taxes

Our effective tax rate from continuing operations was 20.8% for the first three quarters of fiscal 2008 compared to 25.8% for the first three quarters of fiscal 2007. The current fiscal year includes the additional tax benefit of the reduction of forecasted pretax income for the full year driven primarily by store closure-related impairment charges, and, to a lesser extent, the impact of a change in estimate related to amended tax returns. Besides the effect of the impairment charges and the change in estimate related to the amended returns, the income tax rate for the first three quarters of both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. More recently, our need for capital resources has also been driven by the purchase of minority interests and repayments of long-term debt in both fiscal 2007 and 2008 as well as purchases of treasury stock in fiscal 2008.
The following table presents a summary of our cash flows for the nine months ended September 28, 2008 and September 30, 2007 (in thousands):

	2008	2007
Net cash provided by operating activities	$99,531	$84,241
Net cash used in investing activities	(76,778)	(128,913)
Net cash provided by (used in) financing activities	(22,844)	17,707

Net decrease in cash and cash equivalents	$(91)	$(26,965)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, a net increase in operating liabilities, share-based compensation and the effect of minority interest as well as an asset impairment charge in the third quarter of fiscal 2008.
Investing Activities
We use cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $69.4 million and $115.9 million in the first three quarters of fiscal years 2008 and 2007, respectively. Also included in investing activities are purchases of minority interests of $6.8 million and $11.7 million in the first three quarters of 2008 and 2007, respectively, and capitalized interest of $0.6 million and $1.2 million in the first three quarters of 2008 and 2007, respectively.
We intend to open 17 new Bistro restaurants and 25 new Pei Wei restaurants in fiscal year 2008, of which 10 Bistro and 21 Pei Wei restaurants were open by the end of the third quarter. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per Bistro restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total gross capital expenditures for fiscal 2008 to approximate $95.0 million to $105.0 million ($75.0 million to $85.0 million, net of landlord reimbursements).

Financing Activities
Financing activities during the first three quarters of fiscal 2008 and 2007 included debt repayments, purchases of treasury stock, proceeds from stock options exercised and employee stock purchases, distributions to minority partners, and the tax benefit from disqualifying stock option dispositions, as well as $41.0 million of credit line borrowings during the first three quarters of fiscal 2007.
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
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of September 28, 2008 as our leverage ratio was 1.71:1 and the fixed charge coverage ratio was 2.22:1.
As of September 28, 2008, we had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at September 28, 2008. See Note 7 to our consolidated financial statements for discussion of interest rates and the interest rate swap.
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
During fiscal 2008, we have repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. There remains $40.0 million available under the current share repurchase authorization at September 28, 2008. We did not repurchase any shares during the third quarter of fiscal 2008.
Partnership Activities
As of September 28, 2008, there were 78 partners within our partnership system representing 260 partnership interests. During the first three quarters of fiscal 2008, we had the opportunity to purchase 24 partnership interests which had reached the five-year threshold period during the year, as well as 88 additional partnership interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 105 of these partnership interests in their entirety for a total of approximately $9.2 million. Of the total purchase price, approximately $6.8 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at September 28, 2008.
During the remainder of fiscal 2008, we will have the opportunity to purchase three additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $0.1 million to $0.2 million based upon the estimated fair value of the respective interests at September 28, 2008. If we purchase all of these interests in 2008, the estimated liquidity impact would be negligible.

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
Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings up to $150.0 million bearing interest at variable rates of LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At September 28, 2008, we had borrowings of $80.0 million outstanding under our credit facility as well as unsecured promissory notes totaling $7.4 million.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our revolving credit facility, including the impact of the interest rate swap agreement, was 3.9% as of September 28, 2008.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of September 28, 2008, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have less than a $1.0 million pre-tax impact on our results of operations.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve predicted results; changes in general economic and political conditions that affect consumer spending; the inability to develop and construct our restaurants within projected budgets and time periods; our ability to successfully expand our operations; our inability to retain key personnel; potential labor shortages that may delay planned openings; increases in the minimum wage; intense competition in the restaurant industry; strain on our management resources resulting from implementing our growth strategy; changes in food costs; litigation; tax returns may be subjected to audits that could have material adverse impact; rising insurance costs; fluctuations in operating results; failure to comply with governmental regulations; changes in how we account for certain aspects of our partnership program; and expenses associated with compliance with changing regulation of corporate governance and public disclosure. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 15, 2008. As of September 28, 2008, there have been no material changes to these risk factors other than the change of the following.
Failure of our existing or new restaurants to achieve predicted results could have a negative impact on our revenues and performance results as well as result in impairment of the long-lived assets of our restaurants.
We operated 182 full service Bistro restaurants, 165 quick casual Pei Wei restaurants as of September 28, 2008, 48 of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. We cannot be assured that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations as well as result in impairment of long-lived assets of our restaurants.
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
During the second quarter of fiscal 2008, we repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. Our current remaining share repurchase authorization was $40.0 million at September 28, 2008. We did not repurchase any shares during the third quarter of fiscal 2008.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28(4)	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.

†10.29(4)	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.

†10.30(4)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.

†10.31(4)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.

†10.32(4)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.

†10.33(4)	Non-Employee Director Compensation Plan, effective April 17, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer
Date: October 22, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(3)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28(4)	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.

†10.29(4)	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.

†10.30(4)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.

†10.31(4)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.

†10.32(4)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.

†10.33(4)	Non-Employee Director Compensation Plan, effective April 17, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.