Form 10-K
period 2008-12-28
P F CHANGS CHINA BISTRO INC
filed 2009-02-11
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2008
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended, June 29, 2008, was $201,855,149.

On February 6, 2009 there were outstanding 23,987,597 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 28, 2009 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s” or the “Company”) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We report our financial and descriptive information according to two reportable operating segments: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”) (see Notes to Consolidated Financial Statements — Note 16 — Segment Reporting). On August 1, 2008, we sold the long-lived assets of Taneko Japanese Tavern (“Taneko”), a third restaurant concept we developed in 2006, which has been classified as a discontinued operation in the Company’s consolidated financial statements since the end of fiscal 2007.

As of December 28, 2008, we owned and operated 189 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service, in a high-energy contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, sake, cappuccino and espresso. We offer superior customer service in a high energy atmosphere and a decor that includes wood and slate floors, life-size replicas of the terra cotta Xi’an warriors and narrative murals depicting scenes of life in ancient China. Additionally, two Bistro restaurants located in Hawaii are operated under a joint venture agreement, under which we own a minority interest.

As of December 28, 2008, we also owned and operated 159 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high quality Asian food at a great value that has made our Bistro restaurants successful. Pei Wei opened its first unit in the Phoenix, Arizona metro-area in July 2000.

Concept and Strategy

Our objectives are to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our expansion strategy and success at the restaurant level is a philosophy that allows regional managers, general managers and executive chefs to participate in the profitability of the restaurants for which they have responsibility. We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States.

Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai, which mean “balance” and “moderation”. Fan foods include rice, noodles, grains and dumplings, while t’sai foods include vegetables, meat, poultry and seafood. To further encourage the Chinese principles of fan and t’sai, our menu is served family-style, the traditional Chinese way of dining. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China updated with a contemporary twist. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Cantonese-style BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Mongolian Beef, Peking Dumplings, Chicken in Soothing Lettuce Wrap, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs. No MSG is added to any ingredients at our restaurants.

As a result of our extensive research and development efforts, we periodically change our menu. For example, during 2007 the Bistro added lunch bowls as well as exciting Chinese grill menu selections and mini-desserts, which are now part of our core menu. Our lunch bowls include some of our traditional menu choices ranging from Moo Goo Gai Pan to Beef with Broccoli and are served with a choice of home-style soups. Our Chinese grill menu includes Asian Marinated New York Strip, Citrus Soy Wild Salmon and Lemongrass Prawns with Garlic Noodles. New selections are developed by our executive chefs to provide our guests with fresh new tastes. To complete the dining experience, we created eight mini-desserts, designed to provide our guests the option of ordering something sweet to finish off their meal without having to order a traditional full-size dessert. Our eight mini-dessert flavors include our signature Great Wall of Chocolate, Tiramisu and Strawberry Cheesecake.

The Bistro’s entrées range in price from $7.00 — $22.00, and our starters range in price from $3.00 — $13.00. The average check per guest, including alcoholic beverages, is approximately $20.00 to $21.00. Sales of alcoholic beverages, featuring an extensive selection of wine, Asian beer and sake, have constituted approximately 15% of total revenues for each of the past three years. Lunch and dinner contribute approximately 33% and 67% of revenues, respectively.

Pei Wei

Pei Wei’s menu also offers a variety of intensely flavored culinary creations; however, this menu is more concise than that of the Bistro and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Chicken Lettuce Wraps and Orange Peel Beef, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls and Pad Thai.

Entrées at Pei Wei range in price from $6.95 to $9.00, with starters ranging from $2.00 to $6.95. We offer a limited selection of beer and wine which have constituted approximately 2% of total revenues for each of the past three years. Take-away sales comprise approximately 38% of Pei Wei’s total revenues. The average check per guest eating in at Pei Wei, including beer and wine sales, is approximately $8.50 to $9.50. Lunch and dinner contribute approximately 43% and 57% of revenues, respectively.

Operations

Bistro

The Bistro strives to create a sophisticated dining experience through the careful selection, training and supervision of personnel. The staff of a typical Bistro restaurant consists of an Operating Partner, three or four managers, a Culinary Partner, one or two sous chefs and approximately 125 hourly employees, many of whom work part-time. The Operating Partner of each restaurant is responsible for the day-to-day operations of that restaurant, including the hiring, training and development of personnel, as well as operating results. The Culinary Partner is responsible for product quality, purchasing, food costs and kitchen labor costs. We require our Operating Partners and Culinary Partners to have significant experience in the full service restaurant industry.

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

The Operating Partners are responsible for selecting hourly employees for their restaurants and are responsible for administering hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

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

Each Pei Wei hourly employee undergoes a week-long comprehensive training program that focuses on the culinary knowledge required for his or her specific position. After completion of the program, each employee is required to complete a position certification prior to serving our guests.

Global Brand Development

Based on our belief that our brands would work well in the international market, we have recently engaged in discussions with potential partners with whom we might collaborate to develop our international presence. We expect these relationships to take the form of license agreements under which we would receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales.

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

To attract and retain new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. While we had used limited radio, print and outdoor advertising in the past, during late fiscal 2007 and throughout fiscal 2008 we began making more significant investments in these marketing channels in key markets. At the same time, we added online, direct mail and customer relationship initiatives to the media mix to both drive new customer trials and foster better ongoing communication with our guests. We expect to continue these efforts in fiscal 2009.

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

Supply Chain Management

Our supply chain management function provides our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for the commodities used in the preparation of our products. These contracts generally average from two to twelve months in duration. With the exception of a portion of our commodities, like produce, we utilize Distribution Market Advantage, a cooperative of multiple food distributors located throughout the United States, as the primary distributor of product to all of our restaurants. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Our produce is distributed by a network of local specialty distributors who service our restaurants in adherence to our quality and safety standards. Our most important items are contracted annually to stabilize prices and ensure availability.

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

There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. Additionally, the rising popularity of Asian food may result in increased competition from non-Asian restaurants as well as other food outlets, such as supermarkets, as they increase their number of Asian-inspired menu offerings.

Employees

At December 28, 2008, we employed approximately 26,800 persons, approximately 315 of whom were home office and field personnel, approximately 1,700 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

We believe that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available on our website: www.pfcb.com.

Access to Information

Our Internet address is www.pfcb.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and beneficial ownership reports filed by our directors and officers pursuant to Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 1A.	Risk Factors

The failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and financial results, including potential impairment of the long-lived assets of our restaurants, and could negatively impact our stock price.

We operated 189 full service Bistro restaurants and 159 quick casual Pei Wei restaurants as of December 28, 2008, 42 of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as expected could have a significant negative impact.

We are subject to a number of significant risks that might cause our actual results to vary materially from our forecasts or projections including:

•	lower customer traffic or average guest check, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;

•	unfavorable general economic conditions in the markets in which we operate, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment rates, lower disposable income due to higher energy or other consumer costs, lower consumer confidence, and other events or factors that adversely affect consumer spending, including the ongoing financial crises;

•	customers trading down to lower priced items and/or shifting to competitors with lower priced products; or

•	changes in consumer preferences or declines in general consumer demand for Asian menu items

•	cost increases that are either wholly or partially beyond our control, such as:

•	costs for commodities that we do not or cannot effectively hedge

•	labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

•	operating expenses, such as utilities and other expenses that are impacted by energy price fluctuations

•	litigation against the Company, particularly class action litigation;

•	construction costs associated with new store openings;

•	information technology costs and other logistical resources necessary to maintain and support the global growth of our business; and

•	material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within the Company’s distribution channels

Additionally, we have historically experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on preopening expenses as well as labor and operating costs. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year and these fluctuations may cause our operating results to be below expectations of public market analysts and investors, resulting in a lowering of our stock price.

Changes in general economic and political conditions affect consumer spending and may harm our revenues, operating results or liquidity.

Our country is currently in a recession and we believe that these weak general economic conditions will continue through 2009. The ongoing impacts of the housing crisis, rising unemployment and financial market weakness may further exacerbate current economic conditions. As the economy struggles, our customers may become more apprehensive about the economy and reduce their level of discretionary spending. A decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Additionally, many of the effects and consequences of the current economic crisis on our commercial partners are currently unknown and any one or more of them could potentially have a material adverse effect on our liquidity and capital resources, including our compliance with financial covenants under our credit facility, the ability of our banks to honor our credit facility, our ability to raise additional capital if needed, or other negative impacts on the Company’s business and financial results.

Our initiatives to improve the operating performance of our Pei Wei concept may not be successful and could adversely impact the financial results of the Company.

During 2008, we conducted a rigorous analysis of the entire Pei Wei store portfolio and as a result, we closed 10 underperforming Pei Wei restaurants. We also undertook, and continue to explore, various initiatives to improve the operating performance of our Pei Wei concept. There can be no assurance that we will be able to successfully implement operational initiatives or that such initiatives will achieve the desired improvements in operating results. Additionally, there can be no assurance that we will not close additional Pei Wei restaurants as a result of future assessments of Pei Wei’s operating performance or that we will not incur additional lease termination charges if we choose not to proceed with the development of unopened restaurants for which we currently have signed lease agreements. If we do not successfully implement our operating initiatives, if operating initiatives do not achieve the intended results or if we determine that additional opened or unopened Pei Wei store closures are necessary, the Company may experience a material adverse impact on its business and its financial results.

Changes in food costs could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs. Other than for a portion of our commodities, such as produce, which are purchased locally by each restaurant, we rely on Distribution Market Advantage, a cooperative of multiple food distributors located throughout the nation, as the primary distributor of our ingredients. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by the Distribution Market Advantage could cause our food costs to fluctuate. Any disruption in the supply of specialty items from China due to quality or availability issues could also cause our food costs to fluctuate. Additional factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

We are highly dependent on the financial performance of restaurants concentrated in certain geographic areas.

Our financial performance is highly dependent on restaurants located in California, Arizona, Nevada and Florida which comprise one-third of our total store population. In recent years, these states have been more negatively impacted by the housing downturn and the overall economic crisis than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at our restaurants in these locations, which has adversely affected the operations of the company as a whole. If we are unable to improve operating performance in these geographic areas, our financial results will continue to be adversely affected.

Litigation could have a material adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illnesses, injuries or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are ultimately determined to be liable. We are also subject to complaints or allegations from former or prospective employees from time to time. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

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

Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive chefs, to maintain consistency in the quality and atmosphere of our restaurants. Individuals of this caliber are historically in short supply and this shortage may limit our ability to effectively penetrate new market areas. Additionally, the ability of these key personnel to maintain consistency in the quality of our product offerings and service and atmosphere of our restaurants is a critical factor in our success. Any failure to attract, retain and motivate key personnel may harm our reputation and result in a loss of business.

Potential labor shortages may delay planned openings or damage customer relations.

Our success will continue to depend on our ability to attract and retain a sufficient number of qualified employees, including kitchen staff and wait staff, to work our restaurants. Qualified individuals needed to fill these positions are in short supply in certain areas. Our inability to recruit and retain qualified individuals may delay the planned openings of new restaurants while high employee turnover in existing restaurants may negatively impact customer service and customer relations, resulting in an adverse effect on our revenues or results of operations.

Changes in government legislation may increase our labor costs and have a material adverse effect on our business and financial results.

A substantial number of our restaurant personnel are hourly workers whose wage rates are affected by increases in the federal or state minimum wage or changes to tip credits. FICA tip credits resulting from tip credit reporting are also a significant factor when calculating the Company’s effective tax rate. The FICA tip credit is based on the amount of tips in excess of the federal minimum wage requirements in effect on January 1, 2007. Mandated increases in minimum wage levels and changes to the tip credit have recently been and continue to be proposed at both federal and state government levels. Additionally, as minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Future legislation that increases minimum wage rates or changes allowable tip credits may increase our labor costs or effective tax rate and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service, casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts and the rising popularity of Asian food may result in increased competition from non-Asian restaurants as well as other food outlets, such as supermarkets, as they increase the number of Asian-inspired menu offerings.

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

We are subject to federal, state and local taxes in the U.S. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

Fluctuating insurance requirements and costs could negatively impact our profitability and projections.

The cost of workers’ compensation insurance, general liability insurance and directors and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. We self-insure a substantial portion of our workers’ compensation and general liability costs and unfavorable changes in trends could have a negative impact on our profitability.

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2009. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

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

Development is critical to our long-term success.

Critical to our long-term future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 348 restaurants as of December 28, 2008. We expect to open four to six new Bistro restaurants and two to four new Pei Wei restaurants during fiscal 2009. Our ability to expand successfully will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites;

•	negotiation of favorable lease arrangements;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	management of the costs of construction and development of new restaurants;

•	securing required governmental approvals and permits;

•	recruitment of qualified operating personnel, particularly managers and chefs;

•	weather conditions;

•	competition in new markets; and

•	general economic conditions, including those arising from the current economic crisis described above.

The opening of additional restaurants in the future will depend in part upon our ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support our expansion as well as the availability of high-quality commercial real estate projects of the type we typically target for new locations. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations or cash flows.

Our failure to comply with governmental regulations could harm our business and our reputation.

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

In fiscal 2008, approximately 15 percent of our revenues at the Bistro and 2 percent of revenues at Pei Wei were attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

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

The implementation of our new accounting software system could impact our ability to timely and/or accurately prepare financial reports or impact the effectiveness of our internal controls over financial reporting.

We are currently in the process of upgrading to a new accounting software system and expect to fully transition financial processes to this new system during early fiscal 2009. If we do not effectively implement this system or if the system does not operate as intended, it could impact our ability to report our financial results on a timely and accurate basis or adversely impact the effectiveness of our internal controls over financial reporting.

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

Our Bistro restaurants average 6,700 square feet and our Pei Wei restaurants average 3,100 square feet. The following table lists the number of existing Bistro and Pei Wei locations by state as of December 28, 2008:

State	Bistro	Pei Wei	Total

Alabama	2	—	2
Arizona	9	19	28
Arkansas	2	1	3
California	35	14	49
Colorado	7	5	12
Connecticut	2	—	2
Florida	14	17	31
Georgia	5	—	5
Idaho	1	—	1
Illinois	5	—	5
Indiana	2	—	2
Iowa	1	—	1
Kansas	1	3	4
Kentucky	2	—	2
Louisiana	2	—	2
Massachusetts	4	—	4
Maryland	6	2	8
Michigan	5	5	10
Minnesota	2	3	5
Mississippi	1	—	1
Missouri	3	2	5
Nebraska	1	—	1
Nevada	5	3	8
New Jersey	6	2	8
New Mexico	1	2	3
New York	4	—	4
North Carolina	6	4	10
Ohio	7	3	10
Oklahoma	2	6	8
Oregon	4	—	4
Pennsylvania	4	2	6
South Carolina	2	—	2
Tennessee	5	6	11
Texas	17	51	68
Utah	2	4	6
Virginia	5	5	10
Washington	5	—	5
Wisconsin	2	—	2

	189	159	348

Additionally, two Bistro restaurants are operated in Hawaii under a joint venture agreement.

Our home office is located in a 50,000 square foot office building in Scottsdale, Arizona. We purchased the land and building during 2004.

Expansion Strategy and Site Selection

We have historically developed Bistro and Pei Wei restaurants in both new and existing markets utilizing an expansion strategy targeted at metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and affluence. Within an appropriate area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment and strip centers.

Due to the recent economic slowdown, the number of high-quality commercial real estate projects of the type we typically target for our new locations has declined significantly. As a result, we have reduced the number of planned Bistro openings for fiscal 2009 and currently intend to open four to six new Bistro restaurants primarily located in existing markets. Additionally, we plan to open two to four new Pei Wei restaurants during fiscal 2009. None of the planned fiscal 2009 Bistro and Pei Wei restaurants have opened as of the date of this Form 10-K.

Bistros typically range in size from 6,000 to 7,500 square feet, and require an average total capitalized investment of approximately $4.0 million per restaurant (net of estimated tenant incentives). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific location. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $400,000 per Bistro restaurant during fiscal 2009.

Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total capitalized investment of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $800,000 to $900,000 per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per Pei Wei restaurant during fiscal 2009.

We currently lease the sites for all of our Bistro and Pei Wei restaurants and do not intend to purchase real estate for our sites in the future. Current restaurant leases have expiration dates ranging from 2009 to 2025, with the majority of the leases providing for at least one five-year renewal option. We have exercised our lease renewal options for one restaurant lease that is scheduled to expire in 2009 and are currently evaluating our lease renewal options for three additional restaurant leases that are scheduled to expire in 2009. Generally, our leases provide for minimum annual rent, and most leases require additional rent based on a percentage of sales volume in excess of minimum contractual levels at the particular location. Most of our leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

Item 3.	Legal Proceedings

We are engaged in legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PFCB”.

The following table sets forth the high and low price per share of our common stock for each quarterly period for our two most recent fiscal years:

Quarter Ended	High	Low

April 1, 2007	$47.10	$36.52
July 1, 2007	$44.57	$34.69
September 30, 2007	$38.38	$29.55
December 30, 2007	$30.67	$22.60
March 30, 2008	$32.48	$20.41
June 29, 2008	$33.00	$22.30
September 28, 2008	$30.00	$21.15
December 28, 2008	$24.14	$14.51

We have not historically paid any cash dividends.

On February 6, 2009, there were 111 holders of record of P.F. Chang’s common stock.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase up to a total of $150.0 million of our outstanding shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. During fiscal years 2006 and 2007, we repurchased a total of 3.2 million shares of our common stock for $96.4 million at an average price of $29.74 and $3.6 million of the initial $50.0 million purchase authorization expired in fiscal 2007.

During fiscal 2008, we repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. At December 28, 2008, there remains $40.0 million available under the current share repurchase authorization, which expires in July 2009. We did not repurchase any shares during the fourth quarter of fiscal 2008.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$1,198,124	$1,084,193	$932,116	$806,838	$706,362
Costs and expenses:
Cost of sales	325,630	297,242	254,923	223,966	200,556
Labor	396,911	364,074	307,573	265,274	231,655
Operating	198,967	172,147	145,309	121,849	99,138
Occupancy	69,809	62,164	51,958	42,586	37,637
General and administrative	77,488	66,968	56,030	41,117	36,369
Depreciation and amortization	68,711	55,988	44,378	36,782	29,120
Preopening expense	8,457	14,310	11,922	9,102	7,793
Partner investment expense(2)	(354)	(2,012)	4,371	4,800	17,671

Total costs and expenses	1,145,619	1,030,881	876,464	745,476	659,939

Income from operations	52,505	53,312	55,652	61,362	46,423
Interest and other income (expense), net	(3,362)	(100)	1,315	1,841	612
Minority interest	(1,933)	(4,169)	(8,116)	(8,227)	(10,078)

Income from continuing operations before provision for income taxes	47,210	49,043	48,851	54,976	36,957
Provision for income taxes	(12,193)	(12,420)	(14,078)	(17,033)	(10,751)

Income from continuing operations	35,017	36,623	34,773	37,943	26,206
Loss from discontinued operations, net of tax(3)(4)	(7,591)	(4,560)	(1,520)	(147)	(152)

Net Income	$27,426	$32,063	$33,253	$37,796	$26,054

Income from continuing operations per share:
Basic	$1.47	$1.44	$1.33	$1.44	$1.02

Diluted	$1.45	$1.41	$1.30	$1.41	$0.99

Weighted average shares used in computation:
Basic	23,776	25,473	26,075	26,271	25,727

Diluted	24,080	25,899	26,737	27,000	26,575

	As of	As of	As of	As of	As of
	December 28,	December 30,	December 31,	January 1,	January 2,
	2008	2007	2006	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$40,951	$24,055	$31,589	$31,948	$66,409
Short-term investments (including restricted short-term investments)	—	—	—	42,410	5,000
Total assets	667,363	622,630	514,045	474,859	390,492
Long-term debt	82,496	90,828	13,723	5,360	545
Common stockholders’ equity	320,826	293,887	289,525	293,898	244,957

(1)	We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2008, 2007, 2006, and 2005 each were comprised of 52 weeks. Fiscal year 2004 was comprised of 53 weeks.

(2)	Partner investment expense increased during 2004 as a result of a $12.5 million modification of certain partnership agreements.

(3)	As a result of our decision to exit operations of Taneko, the results of Taneko (including a related asset impairment charge recognized during fiscal 2007) were classified as a discontinued operation for all periods presented as discussed further in Note 2 to our consolidated financial statements.

(4)	As a result of our decision to close 10 Pei Wei stores in fiscal 2008, the results of those 10 Pei Wei stores (including related asset impairment, lease termination and severance charges recognized during the third and fourth quarters of fiscal 2008) were classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section presents an overview of our restaurant concepts, our related growth strategy and challenges we face. A summary of our 2008 financial results and our 2009 outlook are also presented.

Our restaurants

We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). On August 1, 2008, we sold the long-lived assets of Taneko Japanese Tavern (“Taneko”), a third restaurant concept developed in 2006, which has been classified as a discontinued operation in the Company’s consolidated financial statements since the end of fiscal 2007.

Bistro

As of December 28, 2008, we owned and operated 189 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a minority interest.

Pei Wei

As of December 28, 2008, we also owned and operated 159 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.

As part of ongoing profitability initiatives, we closed 10 underperforming Pei Wei restaurants during the fourth quarter of 2008. This decision was a result of a rigorous evaluation of our entire store portfolio. We reviewed each location’s past and present operating performance combined with projected future results. The restaurants selected for closure had lower profitability and were not projected to provide acceptable returns in the foreseeable future. The results of these 10 Pei Wei restaurants are reported within discontinued operations in our consolidated financial statements for all periods presented. See Note 2 to our consolidated financial statements for further discussion.

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

We are currently operating restaurants exclusively in the Asian niche due in part to the continued popularity of Asian cuisine, combined with a relatively lower level of organized competition in this segment compared to other popular cuisines segments such as Mexican and Italian. We believe this creates a significant long-term opportunity for us to both grow our existing restaurant sales and open new locations in new and existing markets. We are selective when choosing our new restaurant locations and assess anticipated returns on invested capital at both an individual restaurant and market level when determining future development plans. We seek an average unit-level return on invested capital of 30 percent for both of our concepts and plan to continue opening new restaurants to the extent that we continue to achieve our target rate of return.

Our challenges

Our business is highly sensitive to changes in guest traffic. Increases in guest traffic drive higher sales, which creates improved leverage of our fixed operating costs and thus enables us to achieve higher operating margins. As guest traffic decreases, as it has during the current recession, lower sales result in decreased leverage that leads to declines in our operating margins. In addition to the impact of sales de-leverage, we currently face overall rising restaurant operating costs, including higher labor costs and increasing commodities costs. To offset the negative impacts of both higher operating costs and decreased leverage in a declining sales environment, our Bistro and Pei Wei operators have undertaken a series of initiatives designed to gain efficiencies at the restaurant level, with a focus on labor and cost of sales improvement opportunities, while taking special care to ensure that these initiatives do not negatively impact our guests’ dining experience.

The restaurant industry can be significantly affected by changes in discretionary spending patterns, economic conditions, consumer tastes, lifestyle trends and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers dine out less frequently than in the past or have reduced the amount they spend on meals while dining out. Accordingly, we strive to continuously evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests while maintaining a high value-to-price perception. We continuously update our menu offerings and have injected our restaurants with an updated contemporary look and feel. We also began implementing a number of new marketing initiatives designed to increase brand awareness and help drive guest traffic.

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Additionally, the continued popularity of Asian cuisine may result in increased competition from new Asian-branded concepts as well as non-Asian restaurants and other food outlets, such as supermarkets, that may increase their Asian-inspired menu offerings.

Our 2008 Financial Results

During 2008, we experienced significant deteriorations in guest traffic at both of our restaurant concepts. We believe such traffic declines have occurred as recent events such as the housing and financial market crisis, rising unemployment and higher costs for consumer staples all contributed to a deepening U.S. economic recession, which has driven significant changes in consumer discretionary spending patterns. As a result, we saw a decline in overall sales per location and lower operating margins at both concepts during 2008.

Our 2008 financial results include:

•	Consolidated revenue growth of 10.5 percent to $1.2 billion, driven primarily by new restaurant openings, partially offset by a decline in comparable store sales at both concepts;

•	A decrease in income from continuing operations decrease of 4.4 percent to $35.0 million;

•	An increase in diluted income per share from continuing operations increase of 2.8 percent to $1.45 partially due to the full year benefit of lower diluted shares outstanding principally resulting from prior share repurchases;

•	A loss from discontinued operations (net of tax) of $7.6 million, including the impact of a $7.5 million pretax asset impairment charge and $2.7 million of lease termination and severance charges in connection with 10 Pei Wei store closures;

•	17 new Bistro openings and 25 new Pei Wei openings.

Our results continued to be affected by concept growth during 2008 as we incurred $8.5 million ($6.3 million, net of tax), or approximately $0.26 per diluted share, in preopening expenses related to new Bistro and Pei Wei restaurant openings. As we continue to develop and expand our restaurant concepts at different rates, our financial results will be impacted by the mix of the number of restaurants in our concepts and the ratio of newer restaurants to more established restaurants within those concepts. This is due to the different operating characteristics of our brands as well as variations in the economics of our new restaurants compared to our more seasoned restaurants.

2009 Outlook

We anticipate a significant reduction in average weekly sales during fiscal 2009, with an estimated decrease of approximately 6% at both the Bistro and Pei Wei. Consolidated revenues for fiscal 2009 are expected to be flat compared to fiscal 2008 due to projected average weekly sales declines offset by the benefit of a full year of revenues for restaurants that opened during fiscal 2008 combined with revenues from anticipated new restaurant openings during fiscal 2009.

As a result of lower anticipated average weekly sales, we expect to experience deleverage of certain operating expenses, primarily related to fixed costs such as labor and depreciation. Overall restaurant operating margins for fiscal 2009 are projected to decline approximately 150 basis points compared to fiscal 2008.

We have reduced our planned 2009 new restaurant development and currently expect to open 4 to 6 new Bistro restaurants and 2 to 4 new Pei Wei restaurants during fiscal 2009. As a result, we anticipate a significant reduction in preopening expenses for fiscal 2009.

Overall, we expect consolidated income from continuing operations for fiscal 2009 to decline approximately 20% compared to fiscal 2008.

2009 Development

Bistro

We intend to open only four to six new Bistros in 2009, primarily located in existing markets. We have signed lease agreements for all of our development planned for fiscal 2009. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet, and require an average total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $400,000 per restaurant during fiscal 2009.

Pei Wei

We intend to slow our Pei Wei growth substantially in fiscal 2009 and limit the number of openings to two to four new restaurants for which we already have signed leases. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per restaurant during fiscal 2009.

Global Brand Development

Based on our belief that our brands would work well in the international market, we have recently engaged in discussions with potential partners with whom we might collaborate to develop our international presence. We expect these relationships to take the form of license agreements under which we would receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales. While we do not currently plan on directly investing our capital into these ventures, we do anticipate incurring incremental costs as we build infrastructure to support these initiatives.

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

•	Average weekly sales represents an average sales amount per restaurant and helps gauge the changes in traffic, pricing and brand development. New restaurants are included in our average weekly sales comparison at the start of their thirteenth month of operation. It is not uncommon in the casual dining industry for new restaurant locations to open with an initial honeymoon period of higher than normal sales volumes and then experience a drop-off in sales after initial customer trials.

•	Total revenues by class year helps assess the sales performance of our new and existing restaurants as well as the growth of each concept as we continue our expansion strategy.

•	Return on invested capital is a key profitability measure that provides an indication of the long-term health of our concepts. This metric is based on a comparison of operating profit to the average capital invested in our restaurants. We believe return on invested capital is a critical indicator in evaluating our ability to create long-term value for our shareholders.

The following table shows total revenues and average weekly sales for our company-owned Bistro and Pei Wei restaurants based on the year of opening (revenues in thousands):

		Revenues			Average Weekly Sales
Year of Unit Opening	Units	2008	2007	2006	2008	2007	2006

Bistro
Pre-2001	51	$294,147	$306,150	$310,896	$111,377	$115,441	$117,497
2001	13	71,430	72,863	74,457	105,666	107,786	110,143
2002	14	68,872	69,390	71,201	94,603	95,316	97,803
2003	18	95,740	98,101	98,844	102,287	104,809	105,602
2004	18	78,853	81,263	81,705	84,245	86,817	87,292
2005	18	79,875	83,259	86,164	85,337	88,953	92,056
2006	20	90,702	96,792	33,272	87,214	93,069	101,132
2007	20	98,756	41,687	—	94,958	108,279	—
2008	17	41,369	—	—	94,019	—	—
Total Bistro	189	$919,744	$849,505	$756,539	$98,127	$102,486	$105,265
Pei Wei(1)
2000	1	$2,760	$2,902	$3,089	$53,084	$55,803	$59,406
2001	4	7,769	8,307	8,701	37,350	39,938	41,830
2002	11	21,475	23,168	24,081	37,543	40,503	42,099
2003	17	33,982	36,021	36,049	38,440	40,748	40,780
2004	19	39,357	40,525	40,002	39,836	41,017	40,488
2005	23	42,598	43,458	42,080	35,618	36,337	35,184
2006	27	49,197	50,383	21,480	35,041	35,885	38,495
2007	32	52,792	29,673	—	31,726	34,909	—
2008	25	28,231	—	—	34,053	—	—
Total Pei Wei	159	$278,161	$234,437	$175,482	$35,675	$38,095	$39,363

(1)	Reflects revenues and average weekly sales for Pei Wei continuing operations only.

Return on invested capital metrics are available on our website at www.pfcb.com.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Under this legal partnership program, each partner who wishes to participate in our legal partnership structure, to the extent applicable, is required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranges between two and ten percent of the restaurant or region the partner oversees. Generally, no more than ten percent of an individual restaurant is owned in total by minority partners. We perform an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant), utilizing a discounted cash flow model and updated assumptions based on the results of an annual valuation analysis performed by a third-party consultant. This methodology involves the use of various estimates relating to future cash flow projections and discount rates for which significant judgments are required. We recognize any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners as partner investment expense upon purchase by the partner of the respective interest.

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

Effective January 2007 for new store openings, the Bistro began employing a different partnership structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners at stores opened on or after January 1, 2007 (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurant. As a result of these changes, awards made to the individuals participating in the new plan are classified as compensation expense rather than as minority interest expense. Accordingly, compensation expense for these Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for our Market Partners, Market Chefs and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change. Additionally, many existing legal partners requested an early buyout of their partnership interests during 2007 and 2008 as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations.

The Pei Wei partnership structure is not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

Lease Obligations

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

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the store open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in store opening will result in greater preopening rent expense recognized during the rent holiday period and lower occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rent paid and the straight-line rent as a lease obligation. Many of our leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above. This results in variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

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

Impairment of Long-Lived Assets

We review property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of minority partners’ interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. The analysis is performed at the individual restaurant or operating segment level for indicators of permanent impairment. Judgments and estimates made related to long-lived assets are affected by factors such as economic conditions, changes in historical resale values and changes in operating performance. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets.

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers’ compensation, general liability, medical and dental programs. We have paid to our insurance carrier amounts that approximate the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims. We develop these estimates with our insurance providers and use historical experience factors to estimate the ultimate claim exposure. Our self-insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of our actual historical trends as well as historical industry data. If actual claims experience differs from our assumptions and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated income statements.

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

Accruals for uncertain tax positions are accounted for under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.

Results of Operations

We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2008, 2007 and 2006 were each comprised of 52 weeks.

Fiscal 2008 compared to Fiscal 2007

Our consolidated operating results for the fiscal years ended December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007) were as follows (dollars in thousands):

	Fiscal Year
	2008	% of Revenues	2007	% of Revenues	Change	% Change

Revenues	$1,198,124	100.0%	$1,084,193	100.0%	$113,931	10.5%
Costs and expenses:
Cost of sales	325,630	27.2%	297,242	27.4%	28,388	9.6%
Labor	396,911	33.1%	364,074	33.6%	32,837	9.0%
Operating	198,967	16.6%	172,147	15.9%	26,820	15.6%
Occupancy	69,809	5.8%	62,164	5.7%	7,645	12.3%
General and administrative	77,488	6.5%	66,968	6.2%	10,520	15.7%
Depreciation and amortization	68,711	5.7%	55,988	5.2%	12,723	22.7%
Preopening expense	8,457	0.7%	14,310	1.3%	(5,853)	(40.9)%
Partner investment expense	(354)	0.0%	(2,012)	(0.2)%	1,658	(82.4)%

Total costs and expenses	1,145,619	95.6%	1,030,881	95.1%	114,738	11.1%

Income from operations	52,505	4.4%	53,312	4.9%	(807)	(1.5)%
Interest and other income (expense), net	(3,362)	(0.3)%	(100)	0.0%	(3,262)	—
Minority interest	(1,933)	(0.2)%	(4,169)	(0.4)%	2,236	(53.6)%

Income from continuing operations before provision for income taxes	47,210	3.9%	49,043	4.5%	(1,833)	(3.7)%
Provision for income taxes	(12,193)	(1.0)%	(12,420)	(1.1)%	227	(1.8)%

Income from continuing operations	35,017	2.9%	36,623	3.4%	(1,606)	(4.4)%
Loss from discontinued operations, net of tax	(7,591)	(0.6)%	(4,560)	(0.4)%	(3,031)	66.5%

Net Income	$27,426	2.3%	$32,063	3.0%	$(4,637)	(14.5)%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for the Bistro for fiscal 2008 and 2007 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$919,963	100.0%	$849,743	100.0%	$70,220	8.3%
Costs and expenses:
Cost of sales	249,911	27.2%	232,578	27.4%	17,333	7.5%
Labor	301,967	32.8%	282,919	33.3%	19,048	6.7%
Operating	149,083	16.2%	131,863	15.5%	17,220	13.1%
Occupancy	50,670	5.5%	47,059	5.5%	3,611	7.7%
Minority interest	1,361	0.1%	3,351	0.4%	(1,990)	(59.4)%
Depreciation and amortization	51,091	5.6%	42,294	5.0%	8,797	20.8%
Preopening expense	5,677	0.6%	9,012	1.1%	(3,335)	(37.0)%
Partner investment expense	(1,066)	(0.1)%	(3,358)	(0.4)%	2,292	(68.3)%

Certain percentage amounts do not sum to total due to rounding.

Selected operating statistics for Pei Wei for the fiscal 2008 and 2007 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$278,161	100.0%	$234,450	100.0%	$43,711	18.6%
Costs and expenses:
Cost of sales	75,719	27.2%	64,664	27.6%	11,055	17.1%
Labor	94,944	34.1%	81,155	34.6%	13,789	17.0%
Operating	49,884	17.9%	40,284	17.2%	9,600	23.8%
Occupancy	19,139	6.9%	15,105	6.4%	4,034	26.7%
Minority interest	572	0.2%	818	0.3%	(246)	(30.1)%
Depreciation and amortization	16,158	5.8%	12,278	5.2%	3,880	31.6%
Preopening expense	2,780	1.0%	5,298	2.3%	(2,518)	(47.5)%
Partner investment expense	712	0.3%	1,346	0.6%	(634)	(47.1)%

Certain percentage amounts do not sum to total due to rounding.

Revenues

Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The increase in revenues was attributable to revenues of $98.4 million generated by 17 new Bistro restaurants that opened during 2008 combined with a full year of revenues for the 20 new stores that opened during 2007. Revenues for stores that opened prior to 2007 declined by $28.2 million as a significant reduction in overall guest traffic more than offset the benefit of a three to four percent average check increase, reflecting the net benefit of price and menu mix changes.

Pei Wei:  The increase in revenues was attributable to revenues of $51.3 million generated by 25 new Pei Wei restaurants that opened during 2008 combined with a full year of revenues for the 32 new stores that opened during 2007. Revenues for stores that opened prior to 2007 decreased by $7.6 million primarily due to a significant reduction in overall guest traffic partially offset by the benefit of a slightly higher average check, reflecting the net benefit of price and menu mix changes.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts. We negotiate annual pricing agreements for many of our key commodities and such contracts provided for favorable seafood and produce costs, unfavorable poultry and wok oil costs, and consistent beef costs during fiscal 2008 compared to fiscal 2007.

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to minority partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:

Bistro:  Labor expenses as a percentage of revenues decreased primarily due to improved efficiency primarily in culinary as well as hospitality positions. The decrease was partially offset by the benefit of reduced workers’ compensation insurance liabilities recorded in 2007 resulting from lower than anticipated claim development from prior claim years, higher management incentive costs principally resulting from the full year impact of the 2007 change in the Bistro partnership structure and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.

Pei Wei:  Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions as well as lower manager salaries resulting from reduced management headcount. The benefit of opening fewer new stores on a larger base of existing stores during fiscal 2008 also contributed to the decrease. The decrease was partially offset by costs associated with the utilization of additional key hourly employees, the benefit of reduced workers’ compensation insurance liabilities recorded in 2007 resulting from lower than anticipated claim development from prior claim years and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.

Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and fluctuate with revenues. Our experience has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Each segment contributed as follows:

Bistro:  Operating expenses as a percentage of revenues increased primarily due to increased marketing spend, the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature and higher utility costs.

Pei Wei:  Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature as well as increased marketing spend, higher utility costs, and higher menu printing costs related to new menu rollouts.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs as a percentage of revenues remained consistent primarily due to lower contingent rent expense offset by the impact of decreased leverage on lower average weekly sales.

Pei Wei:  Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales.

General and Administrative

General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth, including but not limited to management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.

Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for fiscal 2008 compared to the absence of such an accrual in fiscal 2007 as well as higher compensation and benefits expense primarily related to the addition of corporate management personnel and increased health insurance costs. These increases were partially offset by lower share-based compensation expense. Fiscal 2008 also includes $2.0 million of cash and non-cash charges related to the Pei Wei President’s separation agreement which included a severance payment, accelerated vesting of unvested options and the extension of the expiration date of all outstanding stock options.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to depreciation on restaurants that opened during fiscal 2008 as well as a full year of depreciation on restaurants that opened during fiscal 2007. As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage resulting from lower average weekly sales.

Pei Wei:  Depreciation and amortization increased primarily due to depreciation on restaurants that opened during fiscal 2008 as well as a full year of depreciation on restaurants that opened during fiscal 2007. As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage resulting from lower average weekly sales.

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

Bistro:  Preopening expense decreased primarily due to the impact of opening 17 new restaurants during fiscal 2008 compared to opening 20 new restaurants during fiscal 2007 in addition to a lower number of scheduled new restaurant openings in early fiscal 2009 compared to early fiscal 2008.

Pei Wei:  Preopening expense decreased primarily due to the timing of expenses related to restaurants that opened during the first quarter of 2008, which resulted in a greater portion of preopening expenses related to fiscal 2008 openings being recognized during fiscal 2007. Also contributing to the decrease was the impact of opening 25 new restaurants during fiscal 2008 compared to opening 32 new restaurants during fiscal 2007 as well as a lower number of scheduled new restaurant openings in early fiscal 2009 compared to early fiscal 2008.

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

Bistro:  The change in partner investment expense resulted primarily from changes in the partnership structure beginning in 2007 which led to a significant increase in early buyouts of minority partner interests beginning in fiscal 2007. Early buyouts resulted in a $1.1 million reversal of previously recognized partner investment expense during fiscal 2008 as compared to a $3.4 million reversal during fiscal 2007, in each case due to the fair value of the partners’ interests at inception date exceeding the fair value of the partners’ interests at repurchase date.

Pei Wei:  Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during fiscal 2008 compared to fiscal 2007.

Interest and Other Income (Expense), Net

Interest expense recognized during fiscal 2008 and fiscal 2007 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings. Interest income earned during fiscal 2007 primarily related to interest-bearing overnight deposits as lower borrowing levels resulted in full capitalization of interest expense. Accretion expense related to our conditional asset retirement obligations is also recognized in interest expense.

Consolidated interest and other income (expense), net increased primarily due to higher interest expense in 2008 resulting from interest incurred on a higher average level of outstanding credit line borrowings throughout 2008, a portion of which exceeded our limit for capitalization during 2008. We expect to continue to recognize net interest expense until such time as we lower our outstanding debt levels or increase our development.

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

Bistro:  Minority interest as a percentage of revenues at the Bistro decreased due to the impact of partner buyouts occurring during fiscal 2008 and the full year impact of partner buyouts that occurred during fiscal 2007. During fiscal 2008 and fiscal 2007, 92 interests and 203 interests were purchased, respectively, which reduced the number of minority interests to 40 interests at the end of fiscal 2008.

Pei Wei:  Minority interest as a percentage of revenues decreased slightly primarily due to the impact of partnership interest buyouts occurring during fiscal 2007 and 2008.

Provision for Income Taxes

Our effective tax rate from continuing operations was 25.8% for fiscal 2008 compared to 25.3% for fiscal 2007. The increase from the prior year was primarily attributable to state taxes, and, to a lesser extent, the impact of a change in estimate related to amended tax returns. Besides the effect of state taxes and the change in estimate related to the amended returns, the income tax rate for both fiscal 2008 and fiscal 2007 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Loss on Discontinued Operations, Net of Tax

As part of ongoing profitability initiatives, we closed 10 underperforming Pei Wei restaurants during the fourth quarter of 2008. This decision, which was reached during the third quarter of 2008, was the result of a rigorous evaluation of our entire store portfolio. We reviewed each location’s past and present operating performance combined with projected future results. The locations selected for closure represent restaurants with lower profitability that were not projected to provide acceptable returns in the foreseeable future.

During the second half of 2008, we recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the 10 Pei Wei store closures. We also recognized additional pretax charges of $2.6 million related to estimated and actual lease termination costs and $0.1 million related to severance payments made in connection with the store closures. These charges as well as all historical operations related to the closed stores are reflected within discontinued operations in the consolidated financial statements for all years presented as further discussed in Note 2 to the consolidated financial statements.

Additionally, as a result of the expected sale of Taneko’s long-lived assets, Taneko was classified as a discontinued operation as of December 30, 2007. We recognized a $3.1 million ($2.1 million net of tax) asset impairment charge which was included within discontinued operations during 2007. All revenues, costs and expenses and income taxes attributable to Taneko are reflected within discontinued operations in the consolidated financial statements for all periods presented.

Fiscal 2007 compared to Fiscal 2006

Our consolidated operating results for the fiscal years ended December 30, 2007 (fiscal 2007) and December 31, 2006 (fiscal 2006) were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2007	Revenues	2006	Revenues	$ Change	% Change

Revenues	$1,084,193	100.0%	$932,116	100.0%	$152,077	16.3%
Costs and expenses:
Cost of sales	297,242	27.4%	254,923	27.3%	42,319	16.6%
Labor	364,074	33.6%	307,573	33.0%	56,501	18.4%
Operating	172,147	15.9%	145,309	15.6%	26,838	18.5%
Occupancy	62,164	5.7%	51,958	5.6%	10,206	19.6%
General and administrative	66,968	6.2%	56,030	6.0%	10,938	19.5%
Depreciation and amortization	55,988	5.2%	44,378	4.8%	11,610	26.2%
Preopening expense	14,310	1.3%	11,922	1.3%	2,388	20.0%
Partner investment expense	(2,012)	(0.2)%	4,371	0.5%	(6,383)	—

Total costs and expenses	1,030,881	95.1%	876,464	94.0%	154,417	17.6%

Income from operations	53,312	4.9%	55,652	6.0%	(2,340)	(4.2)%
Interest and other income (expense), net	(100)	0.0%	1,315	0.1%	(1,415)	—
Minority interest	(4,169)	(0.4)%	(8,116)	(0.9)%	3,947	(48.6)%

Income from continuing operations before provision for income taxes	49,043	4.5%	48,851	5.2%	192	0.4%
Provision for income taxes	(12,420)	(1.1)%	(14,078)	(1.5)%	1,658	(11.8)%

Income from continuing operations	36,623	3.4%	34,773	3.7%	1,850	5.3%
Loss from discontinued operations, net of tax	(4,560)	(0.4)%	(1,520)	(0.2)%	(3,040)	—

Net Income	$32,063	3.0%	$33,253	3.6%	$(1,190)	(3.6)%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for the Bistro for fiscal 2007 and 2006 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$849,743	100.0%	$756,634	100.0%	$93,109	12.3%
Costs and expenses:
Cost of sales	232,578	27.4%	206,567	27.3%	26,011	12.6%
Labor	282,919	33.3%	247,097	32.7%	35,822	14.5%
Operating	131,863	15.5%	115,465	15.3%	16,398	14.2%
Occupancy	47,059	5.5%	40,683	5.4%	6,376	15.7%
Minority interest	3,351	0.4%	6,993	0.9%	(3,642)	(52.1)%
Depreciation and amortization	42,294	5.0%	34,451	4.6%	7,843	22.8%
Preopening expense	9,012	1.1%	8,004	1.1%	1,008	12.6%
Partner investment expense	(3,358)	(0.4)%	3,475	0.5%	(6,833)	—

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for Pei Wei for fiscal 2007 and 2006 were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2007	Revenues	2006	Revenues	Change	% Change

Revenues	$234,450	100.0%	$175,482	100.0%	$58,968	33.6%
Costs and expenses:
Cost of sales	64,664	27.6%	48,356	27.6%	16,308	33.7%
Labor	81,155	34.6%	60,476	34.5%	20,679	34.2%
Operating	40,284	17.2%	29,844	17.0%	10,440	35.0%
Occupancy	15,105	6.4%	11,275	6.4%	3,830	34.0%
Minority interest	818	0.3%	1,123	0.6%	(305)	(27.2)%
Depreciation and amortization	12,278	5.2%	8,790	5.0%	3,488	39.7%
Preopening expense	5,298	2.3%	3,919	2.2%	1,379	35.2%
Partner investment expense	1,346	0.6%	896	0.5%	450	50.2%

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

Pei Wei:  The increase in revenues was attributable to revenues of $58.6 million generated by the 32 new Pei Wei restaurants that opened in 2007 combined with a full year of revenues for the 27 new stores that opened during 2006. Stores that opened prior to 2006 experienced a $0.4 million increase in revenues due to higher guest traffic partially offset by a slight decrease in average check.

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

Pei Wei:  Occupancy costs as a percentage of revenues at Pei Wei was consistent primarily due to the impact of decreased leverage resulting from lower average weekly sales combined with higher general liability insurance costs, partially offset by reduced property tax accruals.

General and Administrative

Consolidated general and administrative costs increased primarily due to higher compensation and benefits expense primarily related to the addition of corporate management personnel, the addition of Pei Wei development and operating partners as well as our new Pei Wei Chief Operating Officer and increased health insurance costs. To a lesser extent, the increase was also due to higher share-based compensation expense and higher management incentive accruals resulting primarily from the impact of the 2007 change in the Bistro partnership structure partially offset by the absence of a corporate bonus accrual during fiscal 2007.

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

Pei Wei:  Preopening expense increased primarily due to the impact of opening 32 new Pei Wei restaurants during fiscal 2007 compared to 27 new Pei Wei restaurants during fiscal 2006, as well as the impact in 2007 of the timing and number of restaurants scheduled to open during early fiscal 2008 compared to the impact in 2006 of early fiscal 2007 openings. Additionally, total preopening costs per restaurant increased slightly during fiscal 2007 compared to the prior year.

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

Pei Wei:  Partner investment expense at Pei Wei increased primarily due to the impact of opening fewer new restaurants during fiscal 2007 compared to fiscal 2006. These increases were partially offset by higher expense reductions related to minority partner buyouts and the impact of a lower imputed fair value of partnership interests in new Pei Wei restaurants in fiscal 2007.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net decreased primarily due to lower interest income resulting from the sale of interest-bearing securities in late 2006 to fund our share repurchase program, combined with increased interest expense in 2007 resulting from greater interest incurred related to additional credit line borrowings, a portion of which exceeded our limit for capitalization during 2007. We expect to continue to recognize net interest expense until such time as we lower our outstanding debt levels.

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

Provision for Income Taxes

Our effective tax rate from continuing operations was 25.3% for fiscal 2007 compared to 28.8% for fiscal 2006. The income tax rates for both fiscal 2007 and fiscal 2006 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. The decrease in the effective rate for fiscal 2007 compared to fiscal 2006 is primarily due to an income tax benefit arising from state tax credits and state and federal net operating losses. Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, the Company will recognize sufficient future taxable income to realize the benefit of its deferred tax assets. See Note 14 to the consolidated financial statements for a discussion of our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

Loss on Discontinued Operations, Net of Tax

Taneko and 10 underperforming Pei Wei restaurants were classified as discontinued operations for all periods presented. See Fiscal 2008 compared to Fiscal 2007 Loss on Discontinued Operations, Net of Tax section for further discussion.

Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended December 28, 2008, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2008				Fiscal 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$305,917	$301,533	$295,877	$294,797	$262,014	$264,660	$268,120	$289,399
Costs and expenses:
Cost of sales	27.3%	27.2%	27.2%	27.0%	27.5%	27.3%	27.3%	27.5%
Labor	33.8	33.2	33.1	32.4	33.6	33.7	33.9	33.1
Operating	15.7	16.4	17.6	16.7	15.5	15.8	16.2	16.0
Occupancy	5.8	5.8	5.8	5.9	5.6	5.8	5.9	5.7
General and administrative	6.1	6.3	6.1	7.4	6.3	5.9	6.4	6.1
Depreciation and amortization	5.4	5.7	5.8	6.1	4.7	5.0	5.4	5.4
Preopening expense	0.9	0.6	0.5	0.8	0.9	1.2	1.8	1.4
Partner investment expense	0.1	(0.2)	0.0	(0.1)	(0.5)	(0.2)	(0.0)	(0.0)

Total costs and expenses	95.0	95.0	96.3	96.1	93.7	94.5	96.8	95.3

Income from operations	5.0	5.0	3.7	3.9	6.3	5.5	3.2	4.7
Interest and other income (expense), net	(0.3)	(0.3)	(0.3)	(0.2)	0.1	0.1	(0.0)	(0.2)
Minority interest	(0.2)	(0.2)	(0.1)	(0.1)	(0.6)	(0.4)	(0.3)	(0.2)

Income from continuing operations before provision for income taxes	4.4	4.5	3.3	3.5	5.8	5.1	2.9	4.3
Provision for income taxes	(1.2)	(1.2)	(0.7)	(1.0)	(1.6)	(1.4)	(0.7)	(1.0)

Income from continuing operations	3.3%	3.3%	2.6%	2.5%	4.2%	3.8%	2.2%	3.3%
Loss from discontinued operations, net of tax	(0.1)	(0.2)	(1.6)	(0.7)	(0.2)	(0.3)	(0.3)	(0.9)

Net Income	3.2%	3.1%	1.0%	1.8%	4.0%	3.5%	2.0%	2.4%

Certain percentage amounts may not sum to total due to rounding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants. More recently, our need for capital resources has also been driven by the purchase of minority interests in both fiscal 2008 and 2007 as well as repurchases of our common stock in fiscal 2008, 2007 and 2006.

The following table presents a summary of our cash flows for fiscal years 2008, 2007, and 2006 (in thousands):

	2008	2007	2006

Net cash provided by operating activities	$139,753	$137,920	$123,404
Net cash used in investing activities	(97,649)	(166,376)	(75,065)
Net cash provided by (used in) financing activities	(25,208)	20,922	(48,698)

Net increase (decrease) in cash and cash equivalents	$16,896	$(7,534)	$(359)

Operating Activities

We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, a net increase in operating liabilities, share-based compensation and the effect of minority interest as well as non-cash asset impairment and lease termination charges recognized in fiscal 2008 and 2007.

Investing Activities

We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $87.2 million, $151.6 million, and $114.3 million in fiscal years 2008, 2007 and 2006, respectively. Capital expenditures were relatively higher during fiscal 2007 and relatively lower during fiscal 2008 due to both the number of new restaurant openings in each year (42 new restaurants during fiscal 2008 compared to 52 new restaurants during fiscal 2007) and the timing of openings, which resulted in a greater portion of capital expenditures related to early fiscal 2008 openings being recognized during fiscal 2007. Also included are purchases of minority interests of $9.8 million, $13.0 million and $2.1 million in 2008, 2007, and 2006, respectively, and capitalized interest of $0.7 million, $1.8 million, and $1.0 million in 2008, 2007, and 2006, respectively. Additionally, we had net sales of short-term investments totaling $42.4 million during 2006.

We intend to open four to six new Bistro restaurants and two to four new Pei Wei restaurants in fiscal year 2009. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total gross capital expenditures for fiscal 2009 to approximate $35.0 million to $45.0 million ($30.0 million to $40.0 million, net of landlord reimbursements).

Financing Activities

Financing activities during fiscal 2008, 2007, and 2006 included debt repayments, purchases of treasury stock, proceeds from stock options exercised and employee stock purchases, distributions to minority partners, and the tax benefit from disqualifying stock option dispositions, as well as $96.0 million and $12.0 million of credit line borrowings during fiscal 2007 and 2006, respectively. Fiscal year 2006 also included $7.3 million related to the purchase of Pei Wei minority interests.

Future Capital Requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and any potential repurchases of our common stock.

For fiscal 2009, we believe that our cash flow from operations will significantly exceed our projected capital requirements. As a result and given the uncertainty of the macroeconomic environment, we plan to evaluate other uses of capital, including, but not limited to, debt repayment and repurchases of our common stock.

In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.

Credit Facility

On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of December 28, 2008 as our leverage ratio was 1.79:1 and the fixed charge coverage ratio was 2.08:1.

As of December 28, 2008, we had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at December 28, 2008. See Item 7A below for a discussion of interest rates and our interest rate swap.

Share Repurchase Program

Our Board of Directors has authorized programs to repurchase up to a total of $150.0 million of our outstanding shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. We repurchased a total of 3.2 million shares of our common stock for $96.4 million at an average price of $29.74 during fiscal years 2006 and 2007 and $3.6 million of the initial $50.0 million purchase authorization expired in fiscal 2007.

During fiscal 2008, we repurchased a total of 0.4 million shares of our common stock for $10.0 million at an average price of $25.38 using cash on hand. At December 28, 2008, there remains $40.0 million available under the current share repurchase authorization, which expires in July 2009. We did not repurchase any shares during the fourth quarter of fiscal 2008.

Partnership Activities

As of December 28, 2008, there were 58 partners within our partnership system representing 225 partnership interests. During fiscal 2008, we had the opportunity to purchase 27 partnership interests which had reached the five-year threshold period during the year, as well as 131 additional partnership interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 149 of these partnership interests in their entirety for a total of $12.5 million. Of the total purchase price, $9.8 million was paid in cash, while the remaining balance has been recorded as debt on the consolidated balance sheet at December 28, 2008.

During fiscal 2009, we will have the opportunity to purchase 18 additional partnership interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $1.2 million to $1.6 million based upon the estimated fair value of the respective interests at December 28, 2008.

Purchase Commitments

The following table shows our purchase commitments by category as of December 28, 2008 (in thousands):

	Payments Due by period
		Less			Greater
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$88,805	$5,753	$1,396	$80,126	$1,530
Operating leases	376,551	48,053	95,481	88,558	144,459
Capital leases	3,759	416	832	832	1,679
Purchase obligations	146,856	116,233	30,623	—	—

Total	$615,971	$170,455	$128,332	$169,516	$147,668

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

New Accounting Standards

See the Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility and other borrowings as well as from changes in commodities prices.

Interest Rates

We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings of up to $150.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At December 28, 2008, we had borrowings of $80.0 million outstanding under our credit facility as well as unsecured promissory notes totaling $6.7 million.

During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our revolving credit facility, including the impact of the interest rate swap agreement, was 3.9% as of December 28, 2008.

Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

As of December 28, 2008, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have less than a $0.5 million pre-tax impact on our results of operations.

Commodities Prices

We purchase certain commodities such as beef, pork, poultry, seafood and produce. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. Historically, we have not used financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations have historically been somewhat short-term in nature.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year ended December 28, 2008, the year ended December 30, 2007, and the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for the year ended December 28, 2008, the year ended December 30, 2007, and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company has changed its method of accounting for share-based compensation due to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertainty in income taxes due to the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 1 to the consolidated financial statements, effective December 31, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Phoenix, Arizona
February 10, 2009

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28,	December 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$40,951	$24,055
Inventories	4,930	4,649
Other current assets	51,643	32,552

Total current assets	97,524	61,256
Property and equipment, net	524,004	520,145
Goodwill	6,819	6,819
Intangible assets, net	24,270	22,004
Other assets	14,746	12,406

Total assets	$667,363	$622,630

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,203	$17,745
Construction payable	4,358	11,319
Accrued expenses	71,162	59,259
Unearned revenue	31,115	25,346
Current portion of long-term debt, including $3,502 and $3,507 due to related parties at December 28, 2008 and December 30, 2007, respectively	5,753	6,932

Total current liabilities	127,591	120,601
Long-term debt, including $1,073 and $3,002 due to related parties at December 28, 2008 and December 30, 2007, respectively	82,496	90,828
Lease obligations	113,178	93,435
Other liabilities	14,691	6,710
Minority interests	8,581	17,169
Commitments and contingencies (Note 15)	—	—
Common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 24,114,107 shares and 24,151,888 shares issued and outstanding at December 28, 2008 and December 30, 2007, respectively	27	27
Additional paid-in capital	206,667	196,385
Treasury stock, at cost, 3,634,979 shares and 3,240,943 shares at December 28, 2008 and December 30, 2007, respectively	(106,372)	(96,358)
Accumulated other comprehensive loss	(755)	—
Retained earnings	221,259	193,833

Total common stockholders’ equity	320,826	293,887

Total liabilities and common stockholders’ equity	$667,363	$622,630

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Revenues	$1,198,124	$1,084,193	$932,116
Costs and expenses:
Cost of sales	325,630	297,242	254,923
Labor	396,911	364,074	307,573
Operating	198,967	172,147	145,309
Occupancy	69,809	62,164	51,958
General and administrative	77,488	66,968	56,030
Depreciation and amortization	68,711	55,988	44,378
Preopening expense	8,457	14,310	11,922
Partner investment expense	(354)	(2,012)	4,371

Total costs and expenses	1,145,619	1,030,881	876,464

Income from operations	52,505	53,312	55,652
Interest and other income (expense), net	(3,362)	(100)	1,315
Minority interest	(1,933)	(4,169)	(8,116)

Income from continuing operations before provision for income taxes	47,210	49,043	48,851
Provision for income taxes	(12,193)	(12,420)	(14,078)

Income from continuing operations	35,017	36,623	34,773
Loss from discontinued operations, net of tax	(7,591)	(4,560)	(1,520)

Net Income	$27,426	$32,063	$33,253

Basic income per share:
Income from continuing operations	$1.47	$1.44	$1.33
Loss from discontinued operations, net of tax	(0.32)	(0.18)	(0.05)

Net Income	$1.15	$1.26	$1.28

Diluted income per share:
Income from continuing operations	$1.45	$1.41	$1.30
Loss from discontinued operations, net of tax	(0.31)	(0.17)	(0.06)

Net Income	$1.14	$1.24	$1.24

Weighted average shares used in computation:
Basic	23,776	25,473	26,075

Diluted	24,080	25,899	26,737

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balances, January 1, 2006	26,397	$26	$165,355	$—	$—	$128,517	$293,898
Issuance of common stock under stock option plans	210	1	3,071	—	—	—	3,072
Issuance of common stock under employee stock purchase plan	67	—	2,142	—	—	—	2,142
Issuance of restricted shares under incentive plans, net of forfeitures	96	—	—	—	—	—	—
Purchase of treasury stock	(1,397)	—	—	(46,373)	—	—	(46,373)
Purchase of subsidiary stock	—	—	(7,345)	—	—	—	(7,345)
Share-based compensation expense	—	—	8,941	—	—	—	8,941
Tax benefit from share-based compensation	—	—	1,937	—	—	—	1,937
Net income	—	—	—	—	—	33,253	33,253

Balances, December 31, 2006	25,373	27	174,101	(46,373)	—	161,770	289,525
Issuance of common stock under stock option plans	439	—	5,617	—	—	—	5,617
Issuance of common stock under employee stock purchase plan	83	—	2,174	—	—	—	2,174
Issuance of restricted shares under incentive plans, net of forfeitures	101	—	—	—	—	—	—
Purchase of treasury stock	(1,844)	—	—	(49,985)	—	—	(49,985)
Share-based compensation expense	—	—	10,512	—	—	—	10,512
Tax benefit from share-based compensation	—	—	3,981	—	—	—	3,981
Net income	—	—	—	—	—	32,063	32,063

Balances, December 30, 2007	24,152	27	196,385	(96,358)	—	193,833	293,887
Issuance of common stock under stock option plans	31	—	284	—	—	—	284
Issuance of common stock under employee stock purchase plan	31	—	774	—	—	—	774
Issuance of restricted shares under incentive plans, net of forfeitures	294	—	—	—	—	—	—
Purchase of treasury stock	(394)	—	—	(10,014)	—	—	(10,014)
Share-based compensation expense	—	—	9,715	—	—	—	9,715
Income tax shortfall from share-based compensation	—	—	(491)	—	—	—	(491)
Unrealized loss on derivatives	—	—	—	—	(755)	—	(755)
Net income	—	—	—	—	—	27,426	27,426

Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$320,826

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Operating Activities:
Net income	$27,426	$32,063	$33,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,661	57,251	44,863
Share-based compensation	9,715	10,512	8,941
Non-cash asset impairment and lease termination charges in discontinued operations	9,889	3,125	—
Deferred income taxes	5,381	4,767	(6,175)
Minority interest	1,933	4,169	8,116
Partner bonus expense, imputed	913	1,374	1,999
Other	143	167	294
Partner investment expense	(354)	(2,012)	4,371
Excess tax (benefit) shortfall from share-based compensation	491	(3,981)	(1,937)
Changes in operating assets and liabilities:
Inventories	(281)	(417)	(771)
Other current assets	(18,406)	(786)	(2,257)
Other assets	(434)	(3,937)	(2,464)
Accounts payable	(2,542)	2,490	1,405
Accrued expenses	9,524	3,411	14,984
Lease obligations	19,914	21,911	15,837
Unearned revenue	5,769	7,120	2,945
Other liabilities	1,011	693	—

Net cash provided by operating activities	139,753	137,920	123,404

Investing Activities:
Capital expenditures	(87,178)	(151,553)	(114,330)
Purchase of minority interests	(9,763)	(13,032)	(2,142)
Capitalized interest	(708)	(1,791)	(1,003)
Purchase of short-term investments	—	—	(12,660)
Sale of short-term investments	—	—	55,070

Net cash used in investing activities	(97,649)	(166,376)	(75,065)

Financing Activities:
Repayments of long-term debt	(12,512)	(30,475)	(5,110)
Purchases of treasury stock	(10,014)	(49,985)	(46,373)
Distributions to minority members and partners	(3,323)	(6,365)	(10,080)
Payments of capital lease obligation	(171)	(158)	(146)
Borrowings on credit facility	—	96,000	12,000
Debt issuance costs	—	(254)	—
Purchase of subsidiary common stock	—	—	(7,345)
Proceeds from minority investors’ contributions	245	387	1,205
Excess tax benefit (shortfall) from share-based compensation	(491)	3,981	1,937
Proceeds from stock options exercised and employee stock purchases	1,058	7,791	5,214

Net cash provided by (used in) financing activities	(25,208)	20,922	(48,698)

Net increase (decrease) in cash and cash equivalents	16,896	(7,534)	(359)
Cash and cash equivalents at the beginning of the period	24,055	31,589	31,948

Cash and cash equivalents at the end of the period	$40,951	$24,055	$31,589

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,442	$1,907	$915
Cash paid for income taxes, net of refunds	$9,842	$4,615	$12,616

Supplemental Disclosure of Non-Cash Items:
Purchase of minority interests through issuance of long-term-debt	$2,693	$11,732	$1,851
Change in construction payable	$(6,961)	$2,244	$2,612

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2008

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). The Company was formed in 1996 and became publicly traded in 1998.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December. Fiscal years 2008, 2007, and 2006 were each comprised of 52 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Reclassification

Certain amounts shown in the prior periods’ consolidated financial statements have been reclassified to conform to the current year consolidated financial statement presentation.

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of December 28, 2008 and December 30, 2007 consisted primarily of overnight money market fund investments and amounts receivable from credit card processors.

Receivables

Receivables, which the Company classifies within other current assets, consist primarily of amounts due from landlords or other parties for tenant incentives and amounts due from third-party gift card sales. Management believes these amounts to be collectible.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximate seven years. The Company’s home office building is depreciated on a straight-line basis over 30 years, and building improvements are depreciated on a straight-line basis over 20 years. Leasehold improvements and buildings under capital lease are amortized over the shorter of the useful life of the asset or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. China and smallwares are generally depreciated over two years up to 50 percent of their original cost and replacements are recorded as operating expenses as they are purchased.

Depreciation and amortization expense includes the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, non-transferable liquor license fees and capitalized software costs. Depreciation and amortization expense included in continuing operations associated with property and equipment, including property under capital leases, totaled $65.5 million, $53.3 million, and $42.4 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

During the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the Company incurred gross interest expense of $4.8 million, $2.5 million, and $1.0 million, respectively. $0.7 million, $1.8 million, and $1.0 million, respectively, of these interest costs were capitalized during the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

The Company reviews property and equipment for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the individual restaurant or operating segment level for indicators of permanent impairment.

During the year-ended December 28, 2008, the Company recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of the long-lived assets associated with the closure of 10 Pei Wei stores. During the year-ended December 30, 2007, the Company recognized an asset impairment charge of $3.1 million ($2.1 million net of tax) related to the write-off of the carrying value of the long-lived assets of Taneko associated with the fiscal 2008 asset sale. See Note 2 for further discussion. No other impairment of long-lived assets was recognized by the Company during the years ended December 28, 2008 and December 30, 2007. There can be no assurance that future impairment tests will not result in additional charges to earnings.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis comparing the fair value of the reporting segment to the carrying value. As a secondary review, the Company also compares the market value of its common stock to the total Company carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of December 28, 2008, management determined there was no

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Intangible assets consist of the excess of the purchase price at the time the Company repurchases a partner’s minority interest over the imputed fair value of that interest at the time of the original investment. These assets are amortized over their useful lives, which is generally 15 years for Bistro restaurants and 10 years for Pei Wei restaurants.

The Company reviews intangible assets with definite lives (those assets resulting from the acquisition of minority partner’s interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for an estimate of future cash flows. The analysis is performed at the restaurant level for indicators of impairment. As of December 28, 2008, management has determined that there was no impairment of intangible assets. There can be no assurance that future intangible assets impairment tests will not result in a charge to earnings.

Other Assets

Other assets consist primarily of transferable and nontransferable liquor licenses, capitalized software costs, vendor deposits, deferred compensation plan assets and deferred financing costs. During 2008, the Company recorded additional assets related to capitalized software, liquor licenses for new restaurants and its deferred compensation plan (see Note 11 for additional information).

Accrued Insurance

The Company is self-insured for certain exposures, principally medical and dental, general liability and workers’ compensation, for the first $100,000, $250,000 or $500,000 of individual claims, depending on the type of claim. The Company has paid amounts to its insurance carrier that approximate the cost of claims known to date and has accrued additional liabilities for its estimate of ultimate costs related to those claims. In developing these estimates, the Company and its insurance providers use historical experience factors to estimate the ultimate claim exposure. The Company’s self insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of the Company’s actual historical trends as well as historical industry data. It is reasonably possible that future adjustments to these estimates will be required. Management believes the Company has provided adequate reserves for its self-insured exposure.

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

The Company accounts for tenant incentives received from its landlords in connection with certain of its operating leases as a deferred rent liability within lease obligations and amortizes such amounts over the relevant lease term. For leases that contain rent escalations, the Company records the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease (including the “rent holiday” period beginning upon possession of the premises), and records the difference between the minimum rents paid and the straight-line rent as a lease obligation.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is accrued each period as the liability is incurred, in addition to the straight-line rent expense noted above.

Other Liabilities

Other liabilities include the Company’s conditional asset retirement obligations (“ARO”) recognized under Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. The Company’s ARO liabilities are primarily associated with certain of the Company’s restaurant leases under which the landlord has the option to require, at a future date, the Company to remove its leasehold improvements at the end of the lease term and return the property to the landlord in its original condition. The Company estimates the fair value of these liabilities based on estimated store closing costs, accretes that current cost forward to the date of estimated ARO removal and discounts the future cost back as if it were performed at the inception of the lease. At the inception of such a lease, the Company records the ARO liability and also records a related capital asset in an amount equal to the estimated fair value of the liability. The ARO liability is accreted to its future value, with accretion expense recognized as interest and other income, net, and the capitalized asset is depreciated on a straight-line basis over the useful life of the asset, which is generally the life of the leasehold improvement. The estimate of the conditional asset retirement liability is based on a number of assumptions requiring management’s judgment, including store closing costs, inflation rates and discount rates. As a result, in future periods the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in estimated costs and other factors.

Other liabilities also include the Company’s net long-term deferred tax liabilities, liabilities related to the Company’s deferred compensation plans (discussed further in Note 11) and a derivative liability (discussed further in this footnote and Note 7).

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

The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Gift card breakage income was not significant in any fiscal year and is reported within Revenues in the consolidated statements of income.

Advertising

The Company expenses advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $9.2 million, $5.5 million, and $3.5 million, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partner Bonus Expense, Imputed

Partner bonus expense, imputed, which is classified within labor expense on the consolidated statements of income, represents the portion of restaurant level operating results that is allocable to minority partners, but which is presented as bonus expense for accounting purposes. Specifically, given that employees who choose to invest as partners are not eligible to participate in restaurant-level bonus programs, a portion of their partnership earnings that would otherwise be presented as minority interest expense is deemed to be a bonus expense for financial reporting purposes. The amounts imputed are based on existing bonus programs used by the Company for non-investing employees based on individual restaurant level-operating results. Partner bonus expense, imputed for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $0.9 million, $1.4 million, and $2.0 million, respectively.

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

Partner Investment Expense

Partner investment expense generally represents the difference between the imputed fair value of partners’ ownership interests at the time the partners invest in their restaurants and the partners’ cash capital contribution for these ownership interests. Additionally, for those partners who are bought out prior to the end of a specific term (generally five years), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

Consolidated partner investment expense for the years ended December 28, 2008 and December 30, 2007 was a net benefit of $0.4 million and $2.0 million, respectively. Partner investment expense at the Bistro for the years ended December 28, 2008 and December 30, 2007 was a $1.1 million and $3.4 million benefit, respectively, due to the change in the Bistro partnership structure discussed in Note 13, which led to a significant increase in buyouts of minority partner interests during fiscal 2008 and fiscal 2007. These buyouts resulted in the reversal of a portion of previously recognized partner investment expense, due to the fair value of the partner’s interest at inception date exceeding the fair value of the partner’s interest at repurchase date. Additionally, as a result of the change in partnership structure at the Bistro beginning in fiscal 2007, partner investment expense is no longer recognized at the time a new Bistro restaurant opens.

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

Share-Based Compensation

The Company accounts for share-based compensation under SFAS No. 123 (revised 2004) (“SFAS 123R”) Share Based Payment under the fair-value method. The Company may grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also may grant restricted stock and restricted stock units with fair value determined based on the Company’s closing stock price on the date of grant.

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants issued under the option plans:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Weighted average risk-free interest rate	3.1%	4.7%	4.9%
Expected life of options (years)	5.5	5.5	5.6
Expected stock volatility	35.0%	35.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%

The estimated fair value of share-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 10 for further discussion of the Company’s share-based compensation.

Income from Continuing Operations per Share

Income from continuing operations per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic income from continuing operations per share is computed based on the weighted average of common shares outstanding during the period. Diluted income from continuing operations per share is computed based on the weighted average number of common shares and potentially dilutive securities, which includes options and restricted stock outstanding under the Company’s stock option plans. For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, 2.3 million, 1.6 million, and 1.6 million, respectively, of the Company’s options were excluded from the calculation due to anti-dilutive effects.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted income from continuing operations per share:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Numerator:
Income from continuing operations	$35,017	$36,623	$34,773

Denominator:
Basic: Weighted-average shares outstanding during the year	23,776	25,473	26,075
Add: Dilutive effect of employee and director equity awards	304	426	662

Diluted	24,080	25,899	26,737

Income from continuing operations per share:
Basic	$1.47	$1.44	$1.33

Diluted	$1.45	$1.41	$1.30

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying value due to the Company’s right to repay outstanding balances at any time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily with its landlords, related to tenant incentives.

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

A cash flow hedge is a derivative designed to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability, or a forecasted transaction. The Company utilizes the hypothetical derivative method, as defined in SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities to measure hedge effectiveness. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings, as well as any ineffective portion of the gain or loss, as

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the accounting requirements, are reported as a component of interest and other income (expense). If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive (loss) income is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that a forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive (loss) income are recognized into earnings immediately. There was no hedge ineffectiveness recognized during the period ended December 28, 2008.

During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixes the interest expense on a portion of the Company’s long-term debt for the duration of the swap. See Note 7 for further discussion of the Company’s interest rate swap.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before December 30, 2008. The implementation of FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will require the Company to adopt these provisions in the first quarter of fiscal 2009 and will apply prospectively FSP 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and the Company will adopt these provisions in the first quarter of fiscal 2009. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited. As a result of adopting SFAS 160, beginning in fiscal 2009 the Company will no longer record an intangible asset when the purchase price of a partnership interest exceeds the book value at the time of buyout. Instead, any excess will be recorded as a reduction to equity. Additionally, after the adoption of SFAS 160, operating losses will be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative). The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheets and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements. The Company does not anticipate the adoption of SFAS 160 to have any other material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s consolidated financial statements. The Company will adopt SFAS 157 for nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2009 and does not expect adoption to have a material impact on its consolidated financial statements.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 28, 2008
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 28,	Assets/Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money Markets	$41,125	$—	$41,125	$—	market approach
401(k) Restoration Plan investments	1,274	—	1,274	—	market approach
Interest rate swap liability	(1,227)	—	(1,227)	—	income approach

Total	$41,172	$—	$41,172	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. Total money market balances exceeded the cash and cash equivalents balance per the consolidated balance sheet at December 28, 2008 due to the offset of certain money market fund investments with book overdrafts in operating cash accounts at the same financial institution under legal right of offset agreements. As of December 28, 2008, $22.8 million of the Company’s money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on April 30, 2009. Other money market investments held by the Company were invested primarily in government backed securities at December 28, 2008.

The Company’s 401(k) Restoration Plan (the “Restoration Plan”) investments are considered trading securities and are reported at fair value based on third party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in operating income. See Note 11 for further discussion of the Company’s Restoration Plan.

The fair value of the Company’s interest rate swap is estimated using net present value of a series of cash flows on both the fixed and floating legs of the swap. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated the credit and nonperformance risks associated with its derivative counterparty and believes them to be insignificant and not warranting a credit adjustment at December 28, 2008. See Note 7 for a discussion of the Company’s interest rate swap.

2.	Discontinued Operations

Pei Wei

As part of ongoing profitability initiatives, the Company closed 10 underperforming Pei Wei restaurants during the fourth quarter of 2008. This decision, which was reached during the third quarter of 2008, was the result of a rigorous evaluation of the Company’s entire store portfolio. The Company reviewed each location’s past and present operating performance combined with projected future results. The restaurants selected for closure had lower profitability and were not projected to provide acceptable returns in the foreseeable future.

During the second half of 2008, the Company recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the 10 Pei Wei store closures, which was included in discontinued operations. During the fourth quarter of 2008, the Company recognized additional pretax charges of $2.6 million related to estimated and actual lease termination costs and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million related to severance payments made in connection with the store closures, which was included in discontinued operations. The Company is actively pursuing lease termination agreements with each of the closed Pei Wei restaurants’ landlords. A lease termination agreement for one of the ten locations had been executed as of December 28, 2008. Lease termination agreements for two additional locations have been executed as of the date of this Form 10-K.

Goodwill allocated to the Pei Wei concept totaled $0.3 million. The Company did not record any impairment to Pei Wei goodwill related to the fiscal 2008 store closures.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company determined that each individual Pei Wei restaurant represents a component of an entity since each store has separately identifiable operations and cash flows. Each restaurant is therefore considered a reporting unit in accordance with SFAS 142, Goodwill and Other Intangible Assets. The ten closed restaurants were not in close proximity to other Pei Wei restaurants and the Company does not anticipate having significant ongoing cash inflows or outflows related to these operations subsequent to closure and lease termination. As a result, the Company determined that the Pei Wei restaurant closures met the criteria for classification as discontinued operations in the accompanying consolidated financial statements. As a result, all historical operating results as well as asset impairment, lease termination and severance charges related to the closed stores are reflected within discontinued operations in the consolidated financial statements for all periods presented.

Taneko

The Company opened its Taneko Japanese Tavern (“Taneko”) restaurant on October 1, 2006 in Scottsdale, Arizona. As a result of the operating losses realized by Taneko and management’s increased focus on the Company’s core Bistro and Pei Wei restaurant concepts, at the end of fiscal 2007 the Company decided to exit operation of the Taneko business. As of December 30, 2007, the Company classified Taneko as held for sale and determined that Taneko met the criteria for classification as a discontinued operation in the accompanying consolidated financial statements. During the fourth quarter of 2007, the Company recognized a non-cash asset impairment charge of $3.1 million ($2.1 million net of tax) related to the write-off of the carrying value of Taneko’s long-lived assets, which was included in discontinued operations. On August 1, 2008, the Company completed the sale of Taneko’s long-lived assets.

Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Revenues	$9,597	$11,089	$5,490
Lease termination charges	2,576	—	—
Severance charges	93	—	—
Loss from discontinued operations before income tax benefit	(4,932)	(3,951)	(2,465)
Income tax benefit	1,923	1,444	945

Loss from discontinued operations, net of tax, before asset impairment charges	(3,009)	(2,507)	(1,520)
Asset impairment charges, net of tax	(4,582)	(2,053)	—

Loss from discontinued operations, net of tax	$(7,591)	$(4,560)	$(1,520)

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Current Assets

Other current assets consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Receivables	$24,867	$15,763
Current portion of deferred tax asset	8,344	7,659
Prepaid rent	5,180	4,396
Income taxes receivable	9,960	2,704
Other	3,292	2,030

Total other current assets	$51,643	$32,552

Receivables as of December 28, 2008 and December 30, 2007 include amounts due from landlords or other parties for tenant incentives as a result of new restaurant openings and amounts due from third-party gift card sales.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Land	$3,681	$3,681
Building and improvements	15,337	15,263
Leasehold improvements	576,861	509,431
Furniture, fixtures and equipment	167,153	146,344
China and smallwares	17,169	15,287

	780,201	690,006
Less: accumulated depreciation and amortization	(262,775)	(206,219)

	517,426	483,787
Add: Construction in progress	6,578	36,358

Property and equipment, net	$524,004	$520,145

5.	Intangible Assets

Intangible assets consists of the following (in thousands):

	December 28,	December 30,
	2008	2007

Intangible assets, gross	$29,863	$25,408
Accumulated amortization	(5,593)	(3,404)

Intangible assets, net	$24,270	$22,004

Intangible assets are comprised of intangible assets recognized upon the Company’s buyout of minority partner interests when the Company’s purchase price exceeded the imputed fair value at the time of the original investment. Amortization expense related to intangible assets for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $2.2 million, $1.7 million, and $1.0 million, respectively.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated aggregate annual amortization expense for intangible assets at December 28, 2008, is summarized as follows (in thousands):

2009	$2,309
2010	2,309
2011	2,309
2012	2,295
2013	2,285
Thereafter	12,763

Total	$24,270

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Accrued payroll	$25,409	$20,100
Sales and use tax payable	5,026	6,215
Property tax payable	4,151	3,635
Accrued insurance	16,130	13,831
Accrued rent	4,315	4,136
Other accrued expenses	16,131	11,342

Total accrued expenses	$71,162	$59,259

7.	Credit Facility

On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of December 28, 2008 as the Company’s leverage ratio was 1.79:1 and the fixed charge coverage ratio was 2.08:1.

The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of December 28, 2008, the Company had borrowings outstanding under the Credit Facility totaling $80.0 million as well as $11.3 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $58.7 million at December 28, 2008.

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

At December 28, 2008, the recorded fair value of the interest rate swap was a liability balance of $1.2 million ($0.8 million net of tax). The liability is reported within other liabilities in the consolidated balance sheet and is offset by a corresponding amount in stockholders’ equity, representing the net unrealized losses included in accumulated other comprehensive loss. At December 28, 2008, accumulated other comprehensive loss, as reflected in common stockholders’ equity, consisted of unrealized losses on derivatives totaling $0.8 million, net of tax.

8.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 28,	December 30,
	2008	2007

Credit line borrowings (see Note 7)	$80,000	$85,000
Unsecured promissory notes — related parties, maturing January 2008 through November 2010	4,575	6,509
Unsecured promissory notes — non-related parties, maturing January 2008 through May 2010	2,126	4,947
Other	1,548	1,304

Total debt	88,249	97,760
Less: current portion	5,753	6,932

Total long-term debt	$82,496	$90,828

Unsecured promissory notes relate to the Company’s purchase of minority partner interests and have interest rates of 50 to 200 basis points over LIBOR. Such notes are classified as related party for those partners who remain associated with the Company after the purchase of their interests. Other debt is presented net of debt discounts and is primarily comprised of non-interest-bearing promissory notes related to the purchase of certain of the Company’s liquor licenses.

The aggregate annual payments of long-term debt outstanding at December 28, 2008, are summarized as follows (in thousands):

2009	$5,753
2010	1,333
2011	63
2012	63
2013	80,063
Thereafter	1,530

Total	88,805
Less: debt discount	(556)

Total debt	$88,249

Note:  Aggregate amount due in 2013 includes outstanding credit line borrowings totaling $80.0 million as of December 28, 2008. The Credit Facility expires on August 30, 2013.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

The Company leases certain buildings and land which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capital lease assets consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Capital lease assets, gross	$4,494	$4,494
Accumulated amortization	(2,278)	(2,048)

Capital lease assets, net	$2,216	$2,446

The related capital lease obligations are reported within lease obligations and consist of the following (in thousands):

	December 28,	December 30,
	2008	2007

Building	$2,246	$2,416
Land	1,050	1,050

Capital lease obligations	$3,296	$3,466

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2009 and 2025. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined in the leases.

Rent expense included in continuing operations in the consolidated statements of income for operating leases is summarized as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Minimum rent	$35,052	$30,511	$25,346
Contingent rent	10,127	9,626	8,886

Total rent expense	$45,179	$40,137	$34,232

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 28, 2008, the Company had signed lease agreements for unopened restaurants with total minimum lease payment obligations of $21.4 million. The following table does not include lease obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments under capital and operating leases are as follows (in thousands):

		Operating
	Capital Leases	Leases	Total

2009	$416	$48,053	$48,469
2010	416	48,411	48,827
2011	416	47,070	47,486
2012	416	45,852	46,268
2013	416	42,706	43,122
Thereafter	1,679	144,459	146,138

Total minimum lease payments	3,759	$376,551	$380,310

Less: Amount representing interest	1,590

Present value of minimum lease payments	$2,169

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate seven percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the amounts disclosed above.

10.	Preferred Stock and Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of December 28, 2008 and December 30, 2007.

Stock Option Plans

1996 and 1997 Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and all options outstanding at December 28, 2008 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company has reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of December 28, 2008.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Plan

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 340,000 were available to be granted as of December 28, 2008. The option exercise price per share for an incentive stock option and nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant.

1999 Plan

During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 71,000 were available to be granted as of December 28, 2008. The option exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant.

2006 Plan

In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for grants of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 238,000 were available to be granted as of December 28, 2008. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of equity awards are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. Options currently outstanding generally vest monthly over five years, restricted stock grants cliff-vest three years from the date of issuance and restricted stock units cliff-vest one year from the date of issuance. All options granted under the 2006 Plan expire within 10 years of their date of grant.

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

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Weighted average fair value of stock options granted	$11.89	$14.24	$13.77
Intrinsic value of stock options exercised	$590	$13,208	$6,322
Tax (shortfall) benefit from share-based compensation	$(491)	$3,981	$1,937

Option activity

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average Exercise	Term	Value(1)
	Shares	Price (per share)	(In years)	(In thousands)

Options outstanding at January 1, 2006	2,968,117	$37.84
Granted	509,010	33.11
Converted Pei Wei options	306,782	5.06
Exercised	(211,318)	14.54
Forfeited (canceled)	(238,811)	46.70

Options outstanding at December 31, 2006	3,333,780	$35.01
Granted	308,251	34.94
Exercised	(439,924)	12.78
Forfeited (canceled)	(185,299)	43.55

Options outstanding at December 30, 2007	3,016,808	$37.72
Granted	10,842	31.42
Exercised	(30,732)	9.27
Forfeited (canceled)	(209,595)	46.45

Options outstanding at December 28, 2008	2,787,323	$37.36	5.2	$3,213

Options exercisable at December 28, 2008	2,237,962	$36.64	4.6	$3,213

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the quarter less the exercise price of each option multiplied by the number of in-the-money stock options.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding options outstanding and exercisable at December 28, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.20 - $10.00	123,862	1.9 years	$5.85	123,862	$5.85
$10.01 - $15.00	131,273	0.9 years	13.08	131,273	13.08
$15.01 - $20.00	239,904	2.4 years	18.71	239,904	18.71
$20.01 - $25.00	2,068	3.0 years	24.39	2,068	24.39
$25.01 - $30.00	10,512	3.7 years	29.05	10,512	29.05
$30.01 - $35.00	860,783	6.0 years	31.51	548,334	31.43
$35.01 - $40.00	139,725	6.0 years	38.48	133,724	38.56
$40.01 - $45.00	356,374	6.0 years	43.69	291,390	43.72
$45.01 - $50.00	269,027	5.0 years	46.38	242,879	46.34
$50.01 - $59.11	653,795	6.1 years	55.51	514,016	55.12

Restricted stock activity

During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company issued restricted stock and RSUs as permitted under the 2006 Plan. Restricted stock and restricted stock units (“RSUs”) are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The fair value of restricted stock and RSUs is determined based on the Company’s closing stock price on the date of grant. These restricted stock awards vest and become unrestricted three years after the date of grant. RSUs (which currently have only been issued to the Board of Directors) vest and become unrestricted one year after date of grant in accordance with each Directors’ elected service term. Share-based compensation expense is recognized ratably over the three-year service period for restricted stock and over a one-year service period for RSUs.

Information regarding activity for restricted stock and RSUs outstanding under the 2006 Plan is as follows:

	Restricted Share Awards
	and RSUs
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	(per share)

Restricted share awards outstanding at January 1, 2006	—	$—
Granted	102,700	30.43
Vested	—	—
Forfeited (canceled)	(6,300)	30.05

Restricted share awards outstanding at December 31, 2006	96,400	$30.46
Granted	128,922	33.84
Vested	—	—
Forfeited (canceled)	(27,420)	30.97

Restricted share awards outstanding at December 30, 2007	197,902	$32.59
Granted	355,231	18.26
Vested	—	—
Forfeited (canceled)	(42,439)	31.47

Restricted share awards and RSUs outstanding at December 28, 2008	510,694	$22.72

No outstanding awards were vested as of December 28, 2008.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense

As share-based compensation expense recognized is based on awards ultimately expected to vest, it must be reduced for estimated or actual forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Reported share-based compensation was classified as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Labor	$529	$906	$960
General and administrative	9,143	9,473	7,869

Total share-based compensation	9,672	10,379	8,829
Less: tax benefit	(2,495)	(2,626)	(2,543)

Total share-based compensation, net of tax	$7,177	$7,753	$6,286

For the year ended December 28, 2008, share-based compensation expense includes a non-cash charge of $1.2 million related to the acceleration of the vesting of unvested options and the extension of the term of all outstanding stock options pursuant to a separation agreement with the former President of Pei Wei Asian Diner, Inc. entered into in December 2008.

Share-based compensation presented above excludes $43,000, $133,000 and $112,000 ($26,000, $87,000 and $74,000 net of tax), for fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively, related to discontinued operations.

At December 28, 2008, unrecognized share-based compensation, net of forfeitures (in thousands) as follows:

		Restricted Stock
	Options	and RSUs	Total

2009	$4,474	$2,966	$7,440
2010	2,752	2,055	4,807
2011	1,148	1,283	2,431
2012	332	—	332
2013	8	—	8

Total	$8,714	$6,304	$15,018

The unrecognized share-based compensation expense shown above will be recognized over the remaining weighted average vesting period which is approximately 1.8 years for stock options and 2.1 years for restricted stock and RSUs.

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan was initially equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period. In accordance with the adoption of SFAS 123R on January 2, 2006, the Company began recognizing share-based compensation expense for its Purchase Plan, which totaled $0.2 million and $0.5 million, respectively, for the years ended December 30, 2007 and December 31, 2006.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2007, the Company modified the terms of its Purchase Plan such that the price at which stock is purchased is equal to 95 percent of the fair market value of the common stock on the last day of the offering period. As a result of this change, the Company’s Purchase Plan is no longer considered to be compensatory and therefore, the Company ceased recognizing share-based compensation expense associated with the Purchase Plan in August 2007.

Share Repurchase Program

Since inception, the Company’s Board of Directors authorized programs to repurchase up to a total of $150.0 million of the Company’s outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices. The Company repurchased a total of 3.2 million shares of its common stock for $96.4 million at an average price of $29.74 for the years ended December 30, 2007 and December 31, 2006 and $3.6 million of the initial $50.0 million purchase authorization expired in fiscal 2007.

For the year ended December 28, 2008, the Company repurchased a total of 0.4 million shares of its common stock for $10.0 million at an average price of $25.38 using cash on hand. At December 28, 2008, there remains $40.0 million available under the current share repurchase authorization, which expires in July 2009.

11.	Benefit Plans

401(k) Plan

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”), which covers substantially all employees of the Company that have completed one year of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and also permits the Company to make discretionary matching contributions. For the year ended December 31, 2006, the Company did not make any contributions to the Plan. Beginning July 1, 2007, the Company began bi-weekly matching contributions in amounts equal to 25% of the first 6% of employee compensation contributed, resulting in a maximum contribution of 1.5% of participating employee compensation per year (subject to annual dollar maximum limits). Company contributions to the Plan vest at the rate of 20% each year beginning after the employee’s first year of service. For the years ended December 28, 2008 and December 30, 2007, the Company’s matching contribution expense under the Plan was $0.6 million and $0.3 million, respectively.

401(k) Restoration Plan

Effective July 1, 2007, the Company adopted a 401(k) Restoration Plan, a nonqualified deferred compensation plan which allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferrable under the Restoration Plan is 75% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 1.5% of employee compensation per year (subject to annual dollar maximum limits). Company contributions to the Restoration Plan vest at the rate of 20% each year beginning after the employee’s first year of service. For the years ended December 28, 2008 and December 30, 2007, the Company’s matching contribution expense under the Restoration Plan was $0.2 million and $0.1 million, respectively.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Restoration Plan. In accordance with EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested, the accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $1.2 million and $0.6 million at December 28, 2008 and December 30, 2007, respectively. The investments

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

12.	Employment Agreements

The Company has executed employment agreements with the following executive officers: Chief Executive Officer, President (Co-Chief Executive Officer, effective January 5, 2009), Executive Vice-President, Global Brand Development and Chief Financial Officer. The term for the current agreements is three years and the agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination. The agreements provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price of the options and the fair value at the modification date for the number of shares ultimately affected by the modification. As of December 28, 2008, approximately 1.1 million shares were affected by these agreements of which approximately 0.3 million shares were unvested.

In December 2008, the President of Pei Wei Asian Diner, Inc. resigned his position with the Company and the Company entered into a separation agreement. According to the terms of the agreement, the Company paid severance compensation and accelerated the vesting of approximately 71,000 unvested stock options and extended the exercise period of all outstanding stock options. These terms resulted in the recognition of additional non-cash share-based compensation expense of $1.2 million and a cash severance payment of $0.8 million for the year ended December 28, 2008.

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

Effective January 2007 for new store openings, the Bistro employs a different structure to achieve the same goal. At the restaurant level, the Bistro’s Operating and Culinary Partners (“partners” in the philosophical not legal sense) share in the profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in the new plan receive amounts classified as compensation expense rather than a share of partnership earnings. Accordingly, compensation expense for the Bistro’s Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for the Bistro’s Market Partners, Market Chefs and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statement. Partner investment expense is no longer recognized for new Bistro restaurant openings beginning in 2007 as a result of this change; however, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The Pei Wei partnership structure was not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

The following is a summary of partnership activity:

	December 28,	December 30,
	2008	2007

Total number of partners	58	112
Partnership interests purchased during the year	149	256
Purchase price of partnership interests purchased (in thousands):
Cash	$9,763	$13,032
Debt	2,693	11,732

Total	$12,456	$24,764

14.	Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Federal:
Current	$4,258	$5,475	$16,479
Deferred	5,762	5,668	(5,259)

Total Federal	$10,020	$11,143	$11,220

State:
Current	$1,592	$1,588	$3,649
Deferred	581	(311)	(791)

Total State	$2,173	$1,277	$2,858

Total income tax expense	$12,193	$12,420	$14,078

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	December 28,	December 30,	December 31,
	2008	2007	2006

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	4.9%	2.6%	3.8%
Share-based compensation expense	(0.1)%	0.0%	0.4%
FICA tip credit	(13.5)%	(11.6)%	(9.7)%
Other, net	(0.5)%	(0.7)%	(0.7)%

Total effective rate	25.8%	25.3%	28.8%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 28,	December 30,
	2008	2007

Deferred tax assets:
Preopening expenses	$2,832	$2,750
FICA and AMT credit carryforwards	1,781	335
Goodwill and intangibles	8,855	8,391
Unearned compensation	2,671	3,921
Insurance	2,397	5,289
Share-based compensation expense	9,456	6,387
Other	2,597	3,081
Straight line rent	1,670	1,360
Deferred revenue	2,908	—

Total deferred tax assets	$35,167	$31,514

Deferred tax liabilities:
Depreciation on property and equipment	$36,976	$28,067

Net deferred tax assets (liabilities) before valuation allowance	$(1,809)	$3,447
Less: valuation allowance	(247)	(101)

Net deferred tax assets (liabilities)	$(2,056)	$3,346

The Company currently files tax returns on a consolidated basis in some states and on a stand-alone basis in others. At December 28, 2008 and December 30, 2007, the Company had deferred tax assets totaling $0.6 million and $0.3 million, respectively, related to state net operating loss carryforwards in certain states where stand-alone tax returns are filed. These losses expire over the next five to 20 years. The Company has recorded a valuation allowance to offset the deferred tax assets for those losses that the Company does not anticipate being able to utilize prior to their expiration.

At December 28, 2008, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the Company recorded a $0.2 million $4.3 million, and $1.9 million, respectively, increase to equity with a corresponding reduction to income tax liability. Additionally, at December 28, 2008 and December 30, 2007, the Company reversed $0.8 million and $0.4 million, respectively, of deferred tax assets related to fully vested cancelled options for which the Company will not receive a tax benefit. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for uncertain tax positions was $1.3 million and $1.2 million, respectively, at December 28, 2008 and December 30, 2007. This balance is the Company’s best estimate of the potential liability for uncertain tax positions. The increase in the uncertain tax position reserve was primarily due to the current year requirements for uncertain asserted and unasserted items, as well as preliminary audit assessments that will settle during 2009. This increase was partially offset by decreases to the reserve relating to the expiration of the statute of limitations for certain jurisdictions. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s reserve for uncertain tax positions are as follows (in thousands):

Beginning balance on December 30, 2007	$1,175
Decreases attributable to tax positions taken during prior periods	66
Increases attributable to tax positions taken during the current period	187
Decreases related to settlements with taxing authorities	(106)
Decreases resulting from a lapse of applicable statutes of limitations	(63)

Ending balance on December 28, 2008	$1,259

As of December 28, 2008 and December 30, 2007, the Company had accrued $0.3 million and $0.3 million, respectively, of interest related to uncertain tax positions. For the year ended December 28, 2008, provision for income tax includes a $0.02 million expense related to an increase in interest expense on uncertain tax positions. As of December 28, 2008 and December 30, 2007, the Company had accrued $0.1 million and $0.1 million, respectively of penalties related to uncertain tax positions.

Currently, the Company has statutes of limitations open in various states ranging from the 1999 through 2007 tax years. The federal statute of limitations is currently open for the 2004 through 2007 tax years.

15.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to commodities contracts and construction for restaurants planned to open in the near future. At December 28, 2008, such purchase obligations approximated $116.2 million and were due within the following 12-month period.

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

The Company operates exclusively in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Assets held for sale related to the discontinued operations of Taneko are included in total assets for Shared Services as of December 30, 2007. There were no material amounts of revenues or transfers among reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about reportable segments (in thousands):

	Total	Shared Services	Bistro	Pei Wei

Fiscal Year 2008
Revenues	$1,198,124	$—	$919,963	$278,161
Segment profit	136,163	(1,462)	115,880	21,745
Capital expenditures	87,178	2,450	65,546	19,182
Depreciation and amortization	68,711	1,462	51,091	16,158
Total assets	667,363	20,478	534,224	112,661
Goodwill	6,819	—	6,566	253
Fiscal Year 2007
Revenues	$1,084,193	$—	$849,743	$234,450
Segment profit	128,409	(1,416)	109,679	20,146
Capital expenditures	151,553	157	111,248	40,148
Depreciation and amortization	55,988	1,416	42,294	12,278
Total assets	622,630	16,451	488,021	118,158
Goodwill	6,819	—	6,566	253
Fiscal Year 2006
Revenues	$932,116	$—	$756,634	$175,482
Segment profit	119,859	(1,137)	105,378	15,618
Capital expenditures	114,330	3,848	76,853	33,629
Depreciation and amortization	44,378	1,137	34,451	8,790

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

Reconciliation of Non-GAAP Financial Information to GAAP measures (in thousands):

	Fiscal Year
	2008	2007	2006

Segment profit	$136,163	$128,409	$119,859
Less: General and administrative	(77,488)	(66,968)	(56,030)
Less: Preopening expense	(8,457)	(14,310)	(11,922)
Less: Partner investment expense	354	2,012	(4,371)
Less: Interest & other income (expense), net	(3,362)	(100)	1,315

Income from continuing operations before provision for income taxes	$47,210	$49,043	$48,851

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2008 and 2007 (in thousands, except per share data). In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	Fiscal 2008				Fiscal 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$305,917	$301,533	$295,877	$294,797	$262,014	$264,660	$268,120	$289,399
Income from continuing operations before provision for income taxes	13,559	13,531	9,712	10,408	15,201	13,557	7,870	12,415
Income from continuing operations	9,978	9,895	7,655	7,489	11,033	9,951	6,003	9,636
Loss from discontinued operations, net of tax	(329)	(525)	(4,693)	(2,044)	(568)	(674)	(728)	(2,590)
Net income	9,649	9,370	2,962	5,445	10,465	9,277	5,275	7,046
Basic income from continuing operations per share	0.42	0.41	0.32	0.32	0.43	0.39	0.23	0.39
Basic net income per share	0.40	0.39	0.13	0.23	0.41	0.36	0.20	0.28
Diluted income from continuing operations per share	0.41	0.41	0.32	0.31	0.42	0.38	0.23	0.38
Diluted net income per share	0.40	0.39	0.12	0.23	0.40	0.36	0.20	0.28
Basic weighted average shares outstanding	23,972	23,898	23,613	23,623	25,488	25,708	25,773	24,923
Diluted weighted average shares outstanding	24,295	24,247	23,927	23,851	26,046	26,129	26,105	25,257

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 28, 2008, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2008. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our Co-CEOs and CFO concluded that our internal control over financial reporting was effective as of December 28, 2008 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

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

We have audited P.F. Chang’s China Bistro, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 28, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008 based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year ended December 28, 2008, the year ended December 30, 2007, and the year ended December 31, 2006, and our report dated February 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Phoenix, Arizona
February 10, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders to be held on April 28, 2009 (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the caption “Executive Compensation and Other Matters” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

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

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 28, 2008 and December 30, 2007;

Consolidated Statements of Income for the Years Ended December 28, 2008, December 30, 2007 and December 31, 2006;

Consolidated Statements of Common Stockholders’ Equity for the Years Ended December 28, 2008, December 30, 2007 and December 31, 2006;

Consolidated Statements of Cash Flows for the Years Ended December 28, 2008, December 30, 2007 and December 31, 2006;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)		Amended and Restated By-laws.
4	.1(2)	Specimen Common Stock Certificate.
4	.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(2)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(2)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(2)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(2)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(2)	1998 Employee Stock Purchase Plan.
†10	.13(3)	1999 Nonstatutory Stock Option Plan.
10	.16(4)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(5)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(6)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(7)	2006 Equity Incentive Plan.
†10	.26(7)	Amended and Restated 1998 Stock Option Plan.
10	.27(8)	2007 Credit Agreement dated August 31, 2007.
†10	.28(9)	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.
†10	.29(9)	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.
†10	.30(9)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(9)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(9)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.33(9)	Non-Employee Director Compensation Plan, effective April 17, 2008.
†10	.34	Separation Agreement between the Company and Russell Owens, dated December 18, 2008.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(6)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2009.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ ROBERT T. VIVIAN
Robert T. Vivian
Co-Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Richard L. Federico, Robert T. Vivian and Mark D. Mumford, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 11, 2009

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2009

By:	/s/ LESLEY H. HOWE Lesley H. Howe	Director	February 11, 2009

By:	/s/ KENNETH A. MAY Kenneth A. May	Director	February 11, 2009

By:	/s/ MARK D. MUMFORD Mark D. Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2009

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	February 11, 2009

Signature		Title	Date

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 11, 2009

By:	/s/ ROBERT T. VIVIAN Robert T. Vivian	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2009

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 11, 2009

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President of Global Brand Development and Director	February 11, 2009

EXHIBIT INDEX

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)		Amended and Restated By-laws.
4	.1(2)	Specimen Common Stock Certificate.
4	.2(2)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(2)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(2)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(2)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(2)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(2)	1998 Employee Stock Purchase Plan.
†10	.13(3)	1999 Nonstatutory Stock Option Plan.
10	.16(4)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(5)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(6)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(7)	2006 Equity Incentive Plan.
†10	.26(7)	Amended and Restated 1998 Stock Option Plan.
10	.27(8)	2007 Credit Agreement dated August 31, 2007.
†10	.28(9)	Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008.
†10	.29(9)	Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008.
†10	.30(9)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(9)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(9)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.33(9)	Non-Employee Director Compensation Plan, effective April 17, 2008.
†10	.34	Separation Agreement between the Company and Russell Owens, dated December 18,2008.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(4)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(6)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(8)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.