Form 10-Q
period 2009-03-29
P F CHANGS CHINA BISTRO INC
filed 2009-04-22
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 29, 2009, there were 23,711,282 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29,	December 28,
	2009	2008
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$40,992	$40,951
Inventories	4,832	4,930
Other current assets	35,648	51,643

Total current assets	81,472	97,524
Property and equipment, net	512,490	524,004
Goodwill	6,819	6,819
Intangible assets, net	23,693	24,270
Other assets	16,190	14,746

Total assets	$640,664	$667,363

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,045	$15,203
Construction payable	3,052	4,358
Accrued expenses	61,896	71,162
Unearned revenue	24,002	31,115
Current portion of long-term debt, including $2,197 and $3,502 due to related parties at March 29, 2009 and December 28, 2008, respectively	4,044	5,753

Total current liabilities	104,039	127,591
Long-term debt, including $374 and $1,073 due to related parties at March 29, 2009 and December 28, 2008, respectively	71,756	82,496
Lease obligations	112,593	113,178
Other liabilities	17,769	14,691
Commitments and contingencies (Note 10)	—	—

Total liabilities	306,157	337,956
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,711,282 shares and 24,114,107 shares issued and outstanding at March 29, 2009 and December 28, 2008, respectively	28	27
Additional paid-in capital	209,548	206,667
Treasury stock, at cost, 4,114,329 shares and 3,634,979 shares at March 29, 2009 and December 28, 2008, respectively	(115,736)	(106,372)
Accumulated other comprehensive loss	(699)	(755)
Retained earnings	234,608	221,259

Total PFCB common stockholders’ equity	327,749	320,826
Noncontrolling interests	6,758	8,581
Total equity	334,507	329,407

Total liabilities and equity	$640,664	$667,363

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2009	2008

Revenues	$309,837	$305,917
Costs and expenses:
Cost of sales	83,072	83,530
Labor	100,707	103,381
Operating	50,691	48,061
Occupancy	17,378	17,626
General and administrative	19,814	18,521
Depreciation and amortization	18,496	16,370
Preopening expense	488	2,819
Partner investment expense	(464)	411

Total costs and expenses	290,182	290,719

Income from operations	19,655	15,198
Interest and other income (expense), net	(940)	(934)

Income from continuing operations before taxes	18,715	14,264
Provision for income taxes	(4,953)	(3,581)

Income from continuing operations, net of tax	13,762	10,683
Loss from discontinued operations, net of tax	(43)	(329)

Net income	13,719	10,354
Less: Net income attributable to noncontrolling interests	370	705

Net income attributable to PFCB	$13,349	$9,649

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.57	$0.42
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.00)	(0.02)

Net income attributable to PFCB common stockholders	$0.57	$0.40

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.56	$0.41
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.00)	(0.01)

Net income attributable to PFCB common stockholders	$0.56	$0.40

Weighted average shares used in computation:
Basic	23,442	23,972

Diluted	23,795	24,295

Amounts attributable to PFCB common stockholders:
Income from continuing operations, net of tax	$13,392	$9,978
Loss from discontinued operations, net of tax	(43)	(329)

Net income	$13,349	$9,649

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated
			Additional		other
	Common Stock		paid-In	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	66	1	773	—	—	—	—	774
Issuance of common stock under employee stock purchase plan	21	—	349	—	—	—	—	349
Issuance of restricted stock under incentive plans, net of forfeitures	(11)	—	—	—	—	—	—	—
Purchases of treasury stock	(479)	—	—	(9,364)	—	—	—	(9,364)
Share-based compensation expense	—	—	2,113	—	—	—	—	2,113
Tax benefit from share-based compensation, net	—	—	74	—	—	—	—	74
Unrealized loss on derivatives	—	—	—	—	56	—	—	56
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(601)	(601)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(428)	—	—	—	(1,279)	(1,707)
Partner investment expense	—	—	—	—	—	—	(464)	(464)
Partner bonus expense, imputed	—	—	—	—	—	—	141	141
Net income	—	—	—	—	—	13,349	370	13,719

Balances, March 29, 2009	23,711	28	209,548	(115,736)	(699)	234,608	6,758	334,507

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 29,	March 30,
	2009	2008

Operating Activities:
Net income attributable to PFCB	$13,349	$9,649
Adjustments to reconcile net income attributable to PFCB to net cash provided by operating activities:
Depreciation and amortization	18,496	16,656
Share-based compensation	2,328	2,305
Partner investment expense	(464)	411
Partner bonus expense, imputed	141	273
Deferred income taxes	(837)	(2,733)
Tax (benefit) shortfall from share-based compensation, net	(74)	183
Net income attributable to noncontrolling interests	370	705
Other	38	28
Changes in operating assets and liabilities:
Inventories	98	167
Other current assets	19,074	788
Other assets	(963)	(1,138)
Accounts payable	(4,158)	(495)
Accrued expenses	(9,759)	(968)
Unearned revenue	(7,113)	(5,145)
Lease obligations	(55)	6,720
Other long-term liabilities	766	396

Net cash provided by operating activities	31,237	27,802

Investing Activities:
Capital expenditures	(8,186)	(26,653)
Capitalized interest	(39)	(298)

Net cash used in investing activities	(8,225)	(26,951)

Financing Activities:
Repayments of long-term debt	(12,461)	(8,092)
Purchases of treasury stock	(9,364)	—
Purchases of noncontrolling interests	(1,707)	(3,730)
Proceeds from stock options exercised and employee stock purchases	1,122	524
Distributions to noncontrolling interest partners	(601)	(1,196)
Payments of capital lease obligations	(44)	(41)
Contributions from noncontrolling interest partners	10	125
Tax benefit (shortfall) from share-based compensation, net	74	(183)

Net cash used in financing activities	(22,971)	(12,593)

Net increase (decrease) in cash and cash equivalents	41	(11,742)
Cash and cash equivalents at the beginning of the period	40,951	24,055

Cash and cash equivalents at the end of the period	$40,992	$12,313

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	1,095	1,974
Cash paid for income taxes, net of refunds	117	639

Supplemental Disclosure of Non-Cash Items:
Purchases of noncontrolling interests through issuance of long-term debt	—	1,658
Change in construction payable	(1,306)	(3,968)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of March 29, 2009, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 190 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 160 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.
The consolidated balance sheet at December 28, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation and Presentation
The Company’s consolidated financial statements include the accounts and operations of the Company and its subsidiaries and noncontrolling interests in which it owns more than a 50 percent interest. All material balances and transactions between the consolidated entities have been eliminated. In accordance with the Company’s fiscal 2009 adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated income statements and shown as a component of equity in the consolidated balance sheets. See Recent Accounting Pronouncements for further discussion.
Recent Accounting Pronouncements
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of SFAS 161 did not impact the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the target at the acquisition date. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 141R at the beginning of fiscal 2009 and will change its accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued SFAS 160 which changes the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 with early application prohibited.
As a result of adopting SFAS 160, at the start of fiscal 2009, the Company no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for mature restaurants is recognized as an adjustment to additional-paid-in-capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).
The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on the consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” Total provision for income taxes remains unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated income statement has changed as net income attributable to noncontrolling interests is no longer included as a deduction in the determination of income from continuing operations. The adoption of SFAS 160 did not have any other material impact on the Company’s consolidated financial statements.
2. Discontinued Operations
Discontinued operations include results attributable to Taneko Japanese Tavern (“Taneko”), a third restaurant concept developed in 2006 (sold on August 1, 2008), and 10 Pei Wei restaurants that were closed during the fourth quarter of 2008. Loss from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with Taneko and the 10 closed Pei Wei restaurants.
Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 29,	March 30,
	2009	2008

Revenues	$—	$3,402

Loss from discontinued operations before income tax benefit(1)	(70)	(536)
Income tax benefit	27	207

Loss from discontinued operations, net of tax	$(43)	$(329)

(1)	Includes net impact of non-cash charges and credits recognized for the three months ended March 29, 2009 in connection with lease settlement activity.
The Company is actively pursuing lease termination agreements with each of the closed Pei Wei restaurants’ landlords. Lease termination agreements for four of the ten locations had been executed as of March 29, 2009. A lease termination agreement for one additional location has been executed as of the date of this Form 10-Q.

Activity associated with the lease termination accrual is summarized below (in thousands):

Lease Termination Accrual

Balance, December 28, 2008	$2,379
Cash payments	(1,023)
Non-cash charges	492

Balance, March 29, 2009	$1,848

Non-cash charges include additional charges recognized based on updated estimates of anticipated lease termination costs for certain closed locations and charges recorded at the time of lease termination for locations for which the previously recorded accrual was insufficient. Lease termination charges recognized to date in discontinued operations total $3.1 million as of March 29, 2009. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Income from continuing operations attributable to PFCB per share is computed in accordance with SFAS 128, Earnings per Share. Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s stock option plans and the employee stock purchase plan. For the three months ended March 29, 2009 and March 30, 2008, 2.3 million and 2.4 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
4. Intangible Assets
Intangible assets are comprised of intangible assets historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. In accordance with the Company’s adoption of SFAS 160, beginning December 29, 2008, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as additional-paid-in-capital in equity. Intangible assets outstanding as of December 28, 2008 will continue to be amortized over their useful lives.
Intangible assets consist of the following (in thousands):

	March 29,	December 28,
	2009	2008

Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(6,170)	(5,593)

Intangible assets, net	$23,693	$24,270

5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 29,	December 28,
	2009	2008

Accrued payroll	$18,243	$25,409
Accrued insurance	16,945	16,130
Sales and use tax payable	5,078	5,026
Property tax payable	3,368	4,151
Accrued rent	2,366	4,315
Other accrued expenses	15,896	16,131

Total accrued expenses	$61,896	$71,162

6. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of March 29, 2009 as the Company’s leverage ratio was 1.61:1 and the fixed charge coverage ratio was 2.11:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of March 29, 2009, the Company had borrowings outstanding under the Credit Facility totaling $70.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. The Company repaid $10.0 million of $80.0 million of outstanding borrowings under the Credit Facility during the first quarter of 2009. Available borrowings under the Credit Facility were $68.8 million at March 29, 2009.
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
At March 29, 2009 and December 28, 2008, the recorded fair value of the interest rate swap was a liability of $1.1 million and $1.2 million, respectively ($0.7 million and $0.8 million, net of tax, respectively). The liability is reported within other liabilities in the consolidated balance sheets and is offset by a corresponding amount in equity, representing the net unrealized losses included in accumulated other comprehensive loss. At March 29, 2009 and December 28, 2008, accumulated other comprehensive loss, as reflected in equity, consisted of unrealized losses on derivatives totaling $0.7 million and $0.8 million, net of tax, respectively. For the three months ended March 29, 2009, $0.1 million gain was recorded to other comprehensive loss. There was no hedge ineffectiveness recognized during the three months ended March 29, 2009.

7. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements as of March 29, 2009
		Quoted Prices in
		Active Markets for
		Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs
	March 29, 2009	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money Markets	$32,985	$—	$32,985	$—	market approach
401(k) Restoration Plan investments	1,944	—	1,944	—	market approach
Interest rate swap liability	(1,134)	—	(1,134)	—	income approach

Total	$33,795	$—	$33,795	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. As of March 29, 2009, $22.8 million of the Company’s money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on September 18, 2009. Other money market investments held by the Company were invested primarily in government backed securities at March 29, 2009.
The Company’s 401(k) Restoration Plan investments are considered trading securities and are reported at fair value based on third party broker statements. The realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, is recorded in operating income in the consolidated income statements.
The fair value of the Company’s interest rate swap is estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated the credit and nonperformance risks associated with its derivative counterparty and believes them to be insignificant and not warranting a credit adjustment at March 29, 2009. See Note 6 for a discussion of the Company’s interest rate swap.
8. Share-Based Compensation
The Company may grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also may grant restricted stock and restricted stock units with the fair value determined based on the Company’s closing stock price on the date of grant. The estimated fair value of share-based compensation plans is amortized to expense over the vesting period.
As share-based compensation expense recognized is based on awards ultimately expected to vest, it must be reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Performance Units
During the first quarter of 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.

The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The total value of the performance units is subject to a maximum value of $12.50 per unit. If the Company’s stock appreciation is less than the Russell 2000 Index, the performance units will have no value. In the event of an executive’s involuntary separation without cause or due to a change in control (as both terms are defined in the executive employment agreements) prior to the end of the performance period, the performance period will end and the maximum value per unit may be calculated at a reduced amount. Additionally, if the Company’s final average stock price declines compared to the original strike price, the total value of the performance units, if any, will be reduced by 50 percent.
The performance units have been classified as liability awards in other liabilities in the consolidated balance sheet, in accordance with SFAS 123R as they will be cash-settled at the end of the performance period. The fair value of the performance units will be remeasured at each reporting period until the awards are settled. The fair value per performance unit was $4.58 as of March 29, 2009 as calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. Share-based compensation expense is recognized ratably over the service period and fair value fluctuations will be recognized as cumulative adjustments to share-based compensation expense at each reporting period.
Share-based compensation from continuing operations is classified as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 29, 2009	March 30, 2008
Labor (stock options)	$103	$159
General and administrative (stock options, restricted stock and RSUs)	2,010	2,126
General and administrative (performance units)	215	—

Total share-based compensation	2,328	2,285
Less: tax benefit	(629)	(603)

Total share-based compensation, net of tax	$1,699	$1,682

Share-based compensation presented above excludes approximately $20,000 ($13,000 net of tax) for the three months ended March 30, 2008 from discontinued operations. There was no share-based compensation recorded in discontinued operations for the three months ended March 29, 2009.
At March 29, 2009, non-vested share-based compensation, net of actual forfeitures for options and estimated forfeitures for restricted stock, totaled $7.4 million for stock options and $5.4 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.5 years for stock options and 1.8 years for restricted stock and RSUs.
9. Segment Reporting
The Company operates exclusively in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

The table below presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended March 29, 2009:
Revenues	$309,837	$—	$235,141	$74,696
Segment profit	39,123	(418)	32,806	6,735
Capital expenditures	8,186	1,622	5,296	1,268
Depreciation and amortization	18,496	418	13,728	4,350

For the Three Months Ended March 30, 2008:
Revenues	$305,917	$—	$236,089	$69,828
Segment profit	36,244	(331)	30,294	6,281
Capital expenditures	26,653	90	20,229	6,334
Depreciation and amortization	16,370	331	12,265	3,774

As of March 29, 2009:
Total assets	$640,664	21,380	509,761	109,523
Goodwill	6,819	—	6,566	253

As of December 28, 2008:
Total assets	$667,363	20,478	534,224	112,661
Goodwill	6,819	—	6,566	253
In addition to using consolidated GAAP results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant businesses is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are solely related to expansion of the Company’s business, they make an accurate assessment of its ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant businesses and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is a consideration when determining whether and when to open additional restaurants.
Reconciliation of Non-GAAP Financial Information to GAAP measures (in thousands):

	For the Three Months Ended
	March 29,	March 30,
	2009	2008

Segment profit	$39,123	$36,244
Less: General and administrative	(19,814)	(18,521)
Less: Preopening expense	(488)	(2,819)
Less: Partner investment expense	464	(411)
Less: Interest & other income (expense), net	(940)	(934)
Add: Net income attributable to noncontrolling interests	370	705

Income from continuing operations before taxes	$18,715	$14,264

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 28, 2008 contained in our 2008 Annual Report on Form 10-K.
Some of the statements in this section contain forward-looking statements, which involve risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as may, will, should, expect, plan, intend, forecast, anticipate, believe, estimate, predict, potential, continue or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, changes in general economic and political conditions that affect consumer spending; our initiatives to improve the operating performance of our Pei Wei concept; changes in food costs; and our dependence on the financial performance of restaurants concentrated in certain geographic areas. Because we cannot guarantee future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements.
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of March 29, 2009, we owned and operated 190 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.
We intend to open eight new Bistros in 2009, one of which was open by the end of the first quarter of 2009. We have signed lease agreements for all of our development planned for fiscal 2009 and we have exercised our lease renewal options for all leases that are scheduled to expire in 2009. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $400,000 per restaurant during 2009.
Pei Wei
As of March 29, 2009, we owned and operated 160 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. We closed 10 Pei Wei restaurants during the fourth quarter of 2008 and the results of these restaurants are reported within discontinued operations in our consolidated financial statements for all periods presented. See Note 2 to our consolidated financial statements for further discussion.
We intend to open six new Pei Wei restaurants in 2009, one of which was open by the end of the first quarter of 2009. We have signed lease agreements for all of our development planned for fiscal 2009. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Preopening expenses are expected to average approximately $150,000 per restaurant during fiscal 2009.

Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three month periods ended March 29, 2009 and March 30, 2008, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
One of the factors that has in the past caused fluctuations in our operating results is the amount and timing of preopening expenses. Historically, we have experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding, and the month of, the opening of the restaurant. Additionally, there may be variability in the amount and percentage of revenues attributable to partner investment expense as a result of the timing of opening new Pei Wei restaurants where we continue to offer partnership interests and the timing of our purchases of existing partner interests. Partner investment expense generally represents the difference between the imputed fair value of noncontrolling interests and our partners’ cash capital contribution for these interests.
In addition, our experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has historically had a meaningful impact on preopening, labor, operating and partner investment expenses.
Noncontrolling Interests
We adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, at the beginning of fiscal 2009. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statements and is instead shown below Net Income under the heading “Net income attributable to noncontrolling interests.” See Note 1 to our consolidated financial statements for further discussion of our adoption of SFAS 160.

Results for the three months ended March 29, 2009 and March 30, 2008
Our consolidated operating results for the three months ended March 29, 2009 and March 30, 2008 were as follows (dollars in thousands):

	Three Months Ended
	March 29,	% of	March 30,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$309,837	100.0%	$305,917	100.0%	$3,920	1.3%
Costs and expenses:
Cost of sales	83,072	26.8%	83,530	27.3%	(458)	(0.5%)
Labor	100,707	32.5%	103,381	33.8%	(2,674)	(2.6%)
Operating	50,691	16.4%	48,061	15.7%	2,630	5.5%
Occupancy	17,378	5.6%	17,626	5.8%	(248)	(1.4%)
General and administrative	19,814	6.4%	18,521	6.1%	1,293	7.0%
Depreciation and amortization	18,496	6.0%	16,370	5.4%	2,126	13.0%
Preopening expense	488	0.2%	2,819	0.9%	(2,331)	(82.7%)
Partner investment expense	(464)	(0.1%)	411	0.1%	(875)	—

Total costs and expenses	290,182	93.7%	290,719	95.0%	(537)	(0.2%)

Income from operations	19,655	6.3%	15,198	5.0%	4,457	29.3%
Interest and other income (expense), net	(940)	(0.3%)	(934)	(0.3%)	(6)	0.6%

Income from continuing operations before taxes	18,715	6.0%	14,264	4.7%	4,451	31.2%
Provision for income taxes	(4,953)	(1.6%)	(3,581)	(1.2%)	(1,372)	38.3%

Income from continuing operations, net of tax	13,762	4.4%	10,683	3.5%	3,079	28.8%
Loss from discontinued operations, net of tax	(43)	0.0%	(329)	(0.1%)	286	(86.9%)

Net Income	13,719	4.4%	10,354	3.4%	3,365	32.5%
Less: Net income attributable to noncontrolling interests	370	0.1%	705	0.2%	(335)	(47.5%)

Net income attributable to PFCB	$13,349	4.3%	$9,649	3.2%	$3,700	38.3%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro for the three months ended March 29, 2009 and March 30, 2008 were as follows (dollars in thousands):

	Three Months Ended
	March 29,	% of	March 30,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$235,141	100.0%	$236,089	100.0%	$(948)	(0.4%)
Costs and expenses:
Cost of sales	62,963	26.8%	64,410	27.3%	(1,447)	(2.2%)
Labor	76,051	32.3%	79,318	33.6%	(3,267)	(4.1%)
Operating	36,973	15.7%	36,324	15.4%	649	1.8%
Occupancy	12,441	5.3%	12,981	5.5%	(540)	(4.2%)
Depreciation and amortization	13,728	5.8%	12,265	5.2%	1,463	11.9%
Preopening expense	294	0.1%	1,729	0.7%	(1,435)	(83.0%)
Partner investment expense	(148)	(0.1%)	(245)	(0.1%)	97	(39.6%)
Net income attributable to noncontrolling interests	179	0.1%	497	0.2%	(318)	(64.0%)
Certain percentage amounts may not sum to total due to rounding.

Selected operating statistics for Pei Wei for the three months ended March 29, 2009 and March 30, 2008 were as follows (dollars in thousands):

	Three Months Ended
	March 29,	% of	March 30,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$74,696	100.0%	$69,828	100.0%	$4,868	7.0%
Costs and expenses:
Cost of sales	20,109	26.9%	19,120	27.4%	989	5.2%
Labor	24,656	33.0%	24,063	34.5%	593	2.5%
Operating	13,718	18.4%	11,737	16.8%	1,981	16.9%
Occupancy	4,937	6.6%	4,645	6.7%	292	6.3%
Depreciation and amortization	4,350	5.8%	3,774	5.4%	576	15.3%
Preopening expense	194	0.3%	1,090	1.6%	(896)	(82.2%)
Partner investment expense	(316)	(0.4%)	656	0.9%	(972)	—
Net income attributable to noncontrolling interests	191	0.3%	208	0.3%	(17)	(8.2%)
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% are not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The decrease in revenues was attributable to a $16.7 million decline in revenues for stores that opened prior to 2008 due to a significant reduction in overall guest traffic. The decrease was partially offset by an increase of $15.8 million generated by a full quarter of revenues for the 17 new stores that opened during 2008 combined with one new Bistro restaurant that opened during the first quarter of 2009.
Pei Wei: The increase in revenues was attributable to revenues of $6.4 million generated by a full quarter of revenues for the 25 new stores that opened during 2008 combined with the one new Pei Wei restaurant that opened during the first quarter of 2009. Revenues for stores that opened prior to 2008 decreased by $1.5 million primarily due to a decline in the average check and overall guest traffic.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts and operational efficiencies. We negotiate annual pricing agreements for many of our key commodities and such contracts provide for consistent beef and seafood costs as well as unfavorable wok oil and poultry costs for fiscal 2009 compared to fiscal 2008.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary as well as hospitality positions, partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiency in culinary and hospitality positions as well as lower manager salaries resulting from reduced management headcount. This decrease was partially offset by increased costs associated with the utilization of additional key hourly employees as well as the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature.

Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Our experience to date has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature, partially offset by lower menu printing costs and lower costs from the anniversary effect of the initial rollout of the safety program.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend, the impact of decreased leverage resulting from lower average weekly sales on the portion of operating costs that is fixed in nature as well as higher repairs and maintenance costs. These increases were partially offset by lower menu printing costs.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues declined primarily due to decreased general liability insurance expense and lower contingent rent expense, partially offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues decreased primarily due to reduced property tax expense and, to a lesser extent, decreased general liability insurance expense, partially offset by the impact of decreased leverage on lower average weekly sales.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.
Consolidated general and administrative costs increased primarily due to higher management incentive accruals and, to a lesser extent, higher compensation and benefits expense primarily related to the addition of corporate management personnel.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets and non-transferable liquor license fees.
Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2008 and during the first quarter of fiscal 2009. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei primarily due to the impact of decreased leverage resulting from lower average weekly sales.

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
Bistro: Preopening expense decreased primarily due to the impact of opening one new restaurant during the first quarter of 2009 compared to opening five new restaurants during first quarter of 2008, in addition to a lower number of scheduled new restaurant openings for the remainder of fiscal 2009 compared to fiscal 2008.
Pei Wei: Preopening expense decreased primarily due to the impact of opening one new restaurant during the first quarter of 2009 compared to opening 11 new restaurants during first quarter of 2008, in addition to a lower number of scheduled new restaurant openings for the remainder of fiscal 2009 compared to fiscal 2008.
Partner Investment Expense
Partner investment expense represents the difference between the imputed fair value of noncontrolling interests at the time our partners invest in our restaurants and our partners’ cash contributions for those ownership interests. Additionally, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater. Each segment contributed as follows:
Bistro: The change in partner investment expense resulted from buyouts of noncontrolling interests. These buyouts resulted in a $0.1 million reversal of previously recognized partner investment expense during first quarter of 2009 compared to a $0.2 million reversal during the first quarter of 2008.
Pei Wei: Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during the first quarter of 2009 compared to the first quarter of 2008 as well as the impact of expense reversals related to noncontrolling interest buyouts.
Interest and Other Income (Expense), Net
Interest expense recognized during the first quarter of fiscal 2009 and fiscal 2008 primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to interest-bearing overnight deposits.
Consolidated interest and other income (expense) was unchanged due to lower interest expense in the first quarter of fiscal 2009 resulting primarily from repayment of a portion of outstanding credit borrowing and a lower average interest rate due to the impact of an interest rate swap on a portion of our outstanding credit line borrowings. The decrease in interest expense was offset by lower capitalized interest and interest income. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations was 27.0% for the first quarter of 2009 compared to 26.4% for the first quarter of 2008. The income tax rate for both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Net Income Attributable to Noncontrolling Interests
Noncontrolling interests represent the portion of our net income which is attributable to the collective ownership interests of our noncontrolling partners. In many of our restaurants, we employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Each segment contributed as follows:
Bistro: Net income attributable to noncontrolling interests as a percentage of revenues decreased due to the impact of noncontrolling interest buyouts occurring during fiscal 2008 and the first quarter of 2009. These buyouts reduced the number of noncontrolling interests from 133 at the beginning of fiscal 2008 to 33 as of March 29, 2009.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues decreased slightly primarily due to the impact of noncontrolling interest buyouts occurring during fiscal 2008 and the first quarter of 2009. From the beginning of fiscal 2008 to March 29, 2009, 92 interests were purchased. This decline was partially offset by higher restaurant net income.
Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our Credit Facility. Historically, our need for capital resources has primarily resulted from our construction of new restaurants. More recently, our need for capital resources has also been driven by repayments of long-term debt, repurchases of our common stock and purchases of noncontrolling interests.
The following table presents a summary of our cash flows for the three months ended March 29, 2009 and March 30, 2008 (in thousands):

	March 29,	March 30,
	2009	2008
Net cash provided by operating activities	$31,237	$27,802
Net cash used in investing activities	(8,225)	(26,951)
Net cash used in financing activities	(22,971)	(12,593)

Net increase (decrease) in cash and cash equivalents	$41	$(11,742)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, a net increase in operating liabilities, share-based compensation and non-cash lease termination charges. The change in other current assets is primarily due to collection of receivables from third-party gift card sales and, to a lesser extent, collection of tenant incentives due from landlords and rebates.
Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities were primarily related to capital expenditures of $8.2 million and $26.7 million in the first quarter of fiscal years 2009 and 2008, respectively. Capital expenditures declined significantly compared to the prior year primarily due to the impact of opening one new Bistro and one new Pei Wei in the first quarter of 2009 compared to five new Bistros and 11 new Pei Weis in the first quarter of 2008.
We intend to open eight new Bistro restaurants and six new Pei Wei restaurants in fiscal year 2009. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $150,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages. We expect total gross capital expenditures for fiscal 2009 to approximate $45.0 million to $55.0 million ($40.0 million to $50.0 million, net of landlord reimbursements).

Financing Activities
Financing activities during the first quarter of fiscal 2009 and 2008 included $12.5 million and $8.1 million, respectively, in debt repayments, purchases of noncontrolling interests, proceeds from stock options exercised and employee stock purchases, distributions to noncontrolling interest partners, and the tax benefit from disqualifying stock option dispositions. Financing activities also include $9.4 million in repurchases of common stock during the first quarter of fiscal 2009.
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of March 29, 2009 as our leverage ratio was 1.61:1 and the fixed charge coverage ratio was 2.11:1.
As of March 29, 2009, we had borrowings outstanding under the Credit Facility totaling $70.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $68.8 million at March 29, 2009. See Item 3 below for a discussion of interest rates and our interest rate swap.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.1 million shares of our common stock for $115.7 million at an average price of $28.13 since July 2006. Included in this total is 0.5 million shares of our common stock repurchased during the first quarter of 2009 for $9.4 million at an average price of $19.54. At March 29, 2009, there remains $30.6 million available under our current share repurchase authorization of $100.0 million, which expires in July 2009.
Purchases of Noncontrolling Interests
As of March 29, 2009, there were 47 partners representing 185 noncontrolling interests. During the first quarter of fiscal 2009, we had the opportunity to purchase 10 noncontrolling interests which had reached the five-year threshold period during the year, as well as 39 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 43 of these noncontrolling interests in their entirety for a total of approximately $1.7 million, all of which was paid in cash.
During the remainder of fiscal 2009, we will have the opportunity to purchase seven additional noncontrolling interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $0.2 million to $0.5 million based upon the estimated fair value of the respective interests at March 29, 2009.
New Accounting Standards
See Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from fluctuations in interest rates on our Credit Facility and other borrowings as well as from changes in commodities prices.

Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our Credit Facility allows for borrowings of up to $150.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At March 29, 2009, we had borrowings of $70.0 million outstanding under our Credit Facility as well as unsecured promissory notes totaling $4.3 million.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our Credit Facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our Credit Facility, including the impact of the interest rate swap agreement, was 4.0% as of March 29, 2009.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of March 29, 2009, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have less than a $0.5 million pre-tax impact on our results of operations.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
During the last fiscal quarter, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve expected results; changes in general economic and political conditions that affect consumer spending; changes in food costs; the financial performance of restaurants concentrated in certain geographic areas; litigation; our inability to retain key personnel; potential labor shortages that may delay planned openings; changes in government legislation that may increase labor costs; intense competition in the restaurant industry; tax returns may be subjected to audits that could have material adverse impact; rising insurance costs; the inability to develop and construct our restaurants within projected budgets and time periods; failure to comply with governmental regulations; changes in how we account for certain aspects of our partnership program; our ability to successfully expand our operations; and implementation of new accounting software. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 11, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.1 million shares of our common stock for $115.7 million at an average price of $28.13 since July 2006. Included in this total is 0.5 million shares of our common stock repurchased during the first quarter of 2009 for $9.4 million at an average price of $19.54. At March 29, 2009, there remains $30.6 million available under our current share repurchase authorization of $100.0 million, which expires in July 2009.
The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 29, 2008 – February 1, 2009	141,400	$19.50	141,400	$37,253,493
February 2, 2009 – March 1, 2009	178,200	$18.87	178,200	$33,890,859
March 2, 2009 – March 29, 2009	159,750	$20.32	159,750	$30,644,739

Total	479,350		479,350	$30,644,739

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number		Description Document

3(i	)(1)	Amended and Restated Certificate of Incorporation.

3(ii	)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 11, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer Principal Executive Officer

By:	/s/ ROBERT T. VIVIAN
Robert T. Vivian
Co-Chief Executive Officer Principal Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer
Date: April 22, 2009

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3(i	)(1)	Amended and Restated Certificate of Incorporation.

3(ii	)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 11, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.