Form 10-Q
period 2009-06-28
P F CHANGS CHINA BISTRO INC
filed 2009-07-22
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
(480) 888-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2009, there were 23,361,502 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28,	December 28,
	2009	2008
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$31,462	$40,951
Inventories	4,905	4,930
Other current assets	31,947	51,643

Total current assets	68,314	97,524
Property and equipment, net	508,568	524,004
Goodwill	6,819	6,819
Intangible assets, net	23,116	24,270
Other assets	16,926	14,746

Total assets	$623,743	$667,363

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,603	$15,203
Construction payable	4,509	4,358
Accrued expenses	68,544	71,162
Unearned revenue	23,154	31,115
Current portion of long-term debt, including $1,353 and $3,502 due to related parties at June 28, 2009 and December 28, 2008, respectively	2,035	5,753

Total current liabilities	116,845	127,591
Long-term debt, including $131 and $1,073 due to related parties at June 28, 2009 and December 28, 2008, respectively	41,381	82,496
Lease obligations	110,747	113,178
Other liabilities	18,316	14,691
Commitments and contingencies (Note 10)	—	—

Total liabilities	287,289	337,956
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,361,502 shares and 24,114,107 shares issued and outstanding at June 28, 2009 and December 28, 2008, respectively	28	27
Additional paid-in capital	211,160	206,667
Treasury stock, at cost, 4,460,924 shares and 3,634,979 shares at June 28, 2009 and December 28, 2008, respectively	(125,923)	(106,372)
Accumulated other comprehensive loss	(601)	(755)
Retained earnings	246,213	221,259

Total PFCB common stockholders’ equity	330,877	320,826
Noncontrolling interests	5,577	8,581
Total equity	336,454	329,407

Total liabilities and equity	$623,743	$667,363

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Revenues	$301,360	$301,533	$611,197	$607,450
Costs and expenses:
Cost of sales	79,657	82,132	162,729	165,662
Labor	98,111	99,971	198,818	203,352
Operating	48,809	49,366	99,500	97,427
Occupancy	17,403	17,511	34,781	35,137
General and administrative	20,523	19,128	40,337	37,649
Depreciation and amortization	18,575	17,150	37,071	33,520
Preopening expense	461	1,808	949	4,627
Partner investment expense	(91)	(500)	(555)	(89)

Total costs and expenses	283,448	286,566	573,630	577,285

Income from operations	17,912	14,967	37,567	30,165
Interest and other income (expense), net	(437)	(949)	(1,377)	(1,883)

Income from continuing operations before taxes	17,475	14,018	36,190	28,282
Provision for income taxes	(5,108)	(3,636)	(10,061)	(7,217)

Income from continuing operations, net of tax	12,367	10,382	26,129	21,065
Loss from discontinued operations, net of tax	(474)	(525)	(517)	(854)

Net income	11,893	9,857	25,612	20,211
Less: Net income attributable to noncontrolling interests	288	487	658	1,192

Net income attributable to PFCB	$11,605	$9,370	$24,954	$19,019

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.52	$0.41	$1.10	$0.83
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.02)	(0.02)	(0.03)	(0.04)

Net income attributable to PFCB common stockholders	$0.50	$0.39	$1.07	$0.79

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.51	$0.41	$1.08	$0.82
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.02)	(0.02)	(0.03)	(0.04)

Net income attributable to PFCB common stockholders	$0.49	$0.39	$1.05	$0.78

Weighted average shares used in computation:
Basic	23,057	23,898	23,249	23,935

Diluted	23,526	24,247	23,660	24,271

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$12,079	$9,895	$25,471	$19,873
Loss from discontinued operations, net of tax	(474)	(525)	(517)	(854)

Net income attributable to PFCB	$11,605	$9,370	$24,954	$19,019

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated
			Additional		other
	Common Stock		paid-in	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	78	1	926	—	—	—	—	927
Issuance of common stock under employee stock purchase plan	21	—	349	—	—	—	—	349
Issuance of restricted stock under incentive plans, net of forfeitures	(25)	—	—	—	—	—	—	—
Purchases of treasury stock	(826)	—	—	(19,551)	—	—	—	(19,551)
Share-based compensation expense(1)	—	—	4,112	—	—	—	—	4,112
Tax benefit from share-based compensation, net	—	—	106	—	—	—	—	106
Unrealized loss on derivatives	—	—	—	—	154	—	—	154
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,103)	(1,103)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(1,000)	—	—	—	(2,275)	(3,275)
Partner investment expense	—	—	—	—	—	—	(555)	(555)
Partner bonus expense, imputed	—	—	—	—	—	—	261	261
Net income	—	—	—	—	—	24,954	658	25,612

Balances, June 28, 2009	23,362	$28	$211,160	$(125,923)	$(601)	$246,213	$5,577	$336,454

(1)	Share-based compensation expense includes equity-settled awards only
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2009	2008
Operating Activities:
Net income	$25,612	$20,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,071	34,091
Share-based compensation	5,058	4,481
Net lease termination charges in discontinued operations	712	—
Partner investment expense	(555)	(89)
Partner bonus expense, imputed	261	507
Deferred income taxes	(1,542)	1,622
Tax benefit from share-based compensation, net	(106)	(140)
Other	61	54
Changes in operating assets and liabilities:
Inventories	25	(73)
Other current assets	23,818	1,624
Other assets	(1,342)	(1,599)
Accounts payable	3,400	(1,614)
Accrued expenses	(5,002)	3,695
Unearned revenue	(7,961)	(6,295)
Lease obligations	(1,644)	12,651
Other long-term liabilities	999	600

Net cash provided by operating activities	78,865	69,726

Investing Activities:
Capital expenditures	(20,773)	(45,792)
Capitalized interest	(97)	(437)

Net cash used in investing activities	(20,870)	(46,229)

Financing Activities:
Repayments of long-term debt	(44,857)	(10,783)
Purchases of treasury stock	(19,551)	(10,014)
Purchases of noncontrolling interests	(3,275)	(5,366)
Proceeds from stock options exercised and employee stock purchases	1,276	588
Distributions to noncontrolling interest partners	(1,103)	(2,058)
Payments of capital lease obligations	(90)	(83)
Contributions from noncontrolling interest partners	10	170
Tax benefit from share-based compensation, net	106	140

Net cash used in financing activities	(67,484)	(27,406)

Net decrease in cash and cash equivalents	(9,489)	(3,909)
Cash and cash equivalents at the beginning of the period	40,951	24,055

Cash and cash equivalents at the end of the period	$31,462	$20,146

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,259	$3,186
Cash paid for income taxes, net of refunds	$3,801	$3,376

Supplemental Disclosure of Non-Cash Items:
Purchases of noncontrolling interests through issuance of long-term debt	$—	$2,431
Change in construction payable	$151	$(5,379)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of June 28, 2009, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 190 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 161 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.
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
Principles of Consolidation and Presentation
The Company’s consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All material balances and transactions between the consolidated entities have been eliminated. In accordance with the Company’s fiscal 2009 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51 (“SFAS 160”), noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated income statements and shown as a component of equity in the consolidated balance sheets. See Recent Accounting Pronouncements for further discussion.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 27, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 28, 2009. The Company evaluated for subsequent events through July 22, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”) and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not impact the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand the effects of such instruments and activities on a company’s financial position, financial performance and cash flows. Under SFAS 161, companies are required to disclose the fair value of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of SFAS 161 did not impact the Company’s consolidated financial statements.
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the target at the acquisition date. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company adopted SFAS 141R at the beginning of fiscal 2009, and this guidance will be implemented for any future business combinations entered into after the effective date.
SFAS 160 — Noncontrolling Interests
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
As a result of adopting SFAS 160, at the start of fiscal 2009, the Company no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).
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

2. Discontinued Operations
Discontinued operations include results attributable to 10 Pei Wei restaurants that were closed during the fourth quarter of 2008 and Taneko Japanese Tavern (“Taneko”), a third restaurant concept developed in 2006 and the assets of which were sold on August 1, 2008. Loss from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the 10 closed Pei Wei restaurants and Taneko.
Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Revenues	$—	$3,022	$—	$6,424

Loss from discontinued operations before income tax benefit(1)	(778)	(831)	(848)	(1,367)
Income tax benefit	304	306	331	513

Loss from discontinued operations, net of tax	$(474)	$(525)	$(517)	$(854)

(1)	Includes net impact of non-cash charges and credits recognized for the three and six months ended June 28, 2009 in connection with lease settlement activity.
The Company is pursuing lease termination agreements with each of the closed Pei Wei restaurant’s landlords as well as potential sub-tenant agreements. Lease termination agreements for six of the ten locations had been executed as of June 28, 2009.
Activity associated with the lease termination accrual is summarized below (in thousands):

Lease Termination
Accrual

Balance, December 28, 2008	$2,379
Cash payments	(1,505)
Charges	1,402

Balance, June 28, 2009	$2,276

Charges include additional amounts recognized based on updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments and ongoing rent payments. Through June 28, 2009, the Company has recognized a total of $4.0 million in lease termination charges for the closed Pei Wei locations which was reported in discontinued operations. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s stock option plans and the employee stock purchase plan. For the three months ended June 28, 2009 and June 29, 2008, 2.2 million and 2.4 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the six months ended June 28, 2009 and June 29, 2008, 2.3 million and 2.4 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

4. Intangible Assets
Intangible assets were historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. In accordance with the Company’s adoption of SFAS 160, beginning December 29, 2008, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as additional paid-in capital in equity. Intangible assets outstanding as of December 28, 2008 will continue to be amortized over their useful lives.
Intangible assets consist of the following (in thousands):

	June 28,	December 28,
	2009	2008

Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(6,747)	(5,593)

Intangible assets, net	$23,116	$24,270

5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 28,	December 28,
	2009	2008

Accrued payroll	$21,224	$25,409
Accrued insurance	17,490	16,130
Sales and use tax payable	5,726	5,026
Property tax payable	3,699	4,151
Accrued rent	3,090	4,315
Other accrued expenses	17,315	16,131

Total accrued expenses	$68,544	$71,162

6. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of June 28, 2009 as the Company’s leverage ratio was 1.26:1 and the fixed charge coverage ratio was 2.17:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of June 28, 2009, the Company had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. The Company repaid $40.0 million of the $80.0 million of outstanding borrowings under the Credit Facility during the first half of fiscal 2009. Available borrowings under the Credit Facility were $98.8 million at June 28, 2009.

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
At June 28, 2009 and December 28, 2008, the recorded fair value of the interest rate swap was a liability of $1.0 million and $1.2 million, respectively ($0.6 million and $0.8 million, net of tax, respectively). The interest rate swap is reported in the consolidated balance sheets within accrued expenses at June 28, 2009 and other liabilities at December 28, 2008 and is offset by a corresponding amount in equity, representing the net unrealized losses included in accumulated other comprehensive loss. Such amounts will be recognized in the consolidated income statement over the remainder of the term ending on May 20, 2010. At June 28, 2009 and December 28, 2008, accumulated other comprehensive loss, as reflected in equity, consisted of unrealized losses on derivatives totaling $0.6 million and $0.8 million, net of tax, respectively. For the three and six months ended June 28, 2009, a $0.1 million and $0.2 million unrealized gain, respectively, was recorded in other comprehensive loss. For the three and six months ended June 29, 2008, a $2.0 thousand unrealized loss was recorded in other comprehensive loss. There was no hedge ineffectiveness recognized during the period ended June 28, 2009 and June 29, 2008.
7. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements as of June 28, 2009
		Quoted Prices in
		Active Markets for
		Identical	Significant Other	Significant
	June 28,	Assets/Liabilities	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$22,704	$—	$22,704	$—	market approach
401(k) Restoration Plan investments	2,546	—	2,546	—	market approach
Interest rate swap liability	(973)	—	(973)	—	income approach

Total	$24,277	$—	$24,277	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. As of June 28, 2009, $17.1 million of the Company’s money market investments were guaranteed by the federal government under the Treasury Temporary Guarantee Program for Money Market Funds. This program expires on September 18, 2009. Other money market investments held by the Company were invested primarily in government backed securities at June 28, 2009.
The Company’s 401(k) Restoration Plan investments are considered trading securities and are reported at fair value based on third party broker statements. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated income statements.

The fair value of the Company’s interest rate swap is estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated the credit and nonperformance risks associated with its derivative counterparty and believes them to be insignificant and not warranting a credit adjustment at June 28, 2009. See Note 6 for a discussion of the Company’s interest rate swap.
8. Share-Based Compensation
Equity-Classified Awards
The Company may grant stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company also may grant restricted stock and RSUs with the fair value determined based on the Company’s closing stock price on the date of grant. The estimated fair value of share-based compensation plans is amortized to expense over the vesting period.
Share-based compensation expense recognized for equity-classified awards is based on awards ultimately expected to vest, and as such, it must be reduced for estimated or actual forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The fair value for options granted during the three and six months ended June 29, 2008 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

Three and Six Months
Ended
June 29, 2008(1)

Weighted average risk-free interest rate	3.1%
Expected life of options (years)	5.5
Expected stock volatility	35.0%
Expected dividend yield	0.0%

(1)	There were no stock options granted during the three and six months ended June 28, 2009
Liability-Classified Awards
Performance Units
During the first quarter of fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.
The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The total value of the performance units is subject to a maximum value of $12.50 per unit. If the Company’s stock appreciation is less than the Russell 2000 Index, the performance units will have no value. In the event of an executive’s involuntary separation without cause or due to a change in control (as both terms are defined in the executive employment agreements) occurs prior to the end of the performance period, the performance period will end and the maximum value per unit may be calculated at a reduced amount. Additionally, if the Company’s final average stock price declines compared to the original strike price, the total value of the performance units, if any, will be reduced by 50 percent.

The performance units have been classified as liability awards in other liabilities in the consolidated balance sheet, as they will be cash-settled at the end of the performance period. The fair value of the performance units is remeasured at each reporting period until the awards are settled. The fair value per performance unit was $5.52 and was calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At June 28, 2009, the recorded liability of the performance units was $0.8 million.
Cash-Settled Awards
During the second quarter of fiscal 2009, the Company issued cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (“stock-based awards”) to members of its Board of Directors. The cash value of the SARs will be based on the appreciation of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant. At the election of each director, the settlement date of SARs and stock-based awards was deferred until the earlier of the date they cease serving on the Company’s Board of Directors or a change in control of the Company. The SARs and stock-based awards are classified as liability awards in other liabilities in the consolidated balance sheet, as they will be paid in cash on the settlement date.
The fair value of the cash-settled awards was estimated at June 28, 2009 using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Six Months	Three and Six Months
	Ended	Ended
	June 28, 2009(1)	June 28, 2009(1)
	Stock-Based Awards	SARs
Weighted average risk-free interest rate	3.0%	2.3%
Expected life of cash-settled awards (years)	9.9	4.5
Expected stock volatility	43.3%	43.6%
Expected dividend yield	0.0%	0.0%

(1)	There were no cash-settled awards granted during the three and six months ended June 29, 2008
The fair value of the SARS is equal to the value calculated per the Black-Scholes model. The fair value of the stock-based awards is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price. The fair value of cash-settled awards will be remeasured at each reporting period until the awards are settled. At June 28, 2009, the recorded liability of the cash-settled awards was $0.1 million.
Share-based compensation expense for all liability-classified awards are recognized ratably over the service period with fair value fluctuations recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
Share-Based Compensation
Share-based compensation from continuing operations for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Equity-classified awards:
Labor	$88	$137	$191	$296
General and administrative	1,911	2,021	3,921	4,147
Liability-classified awards:
General and administrative	731	—	946	—

Total share-based compensation	2,730	2,158	5,058	4,443
Less: tax benefit	(811)	(581)	(1,431)	(1,182)

Total share-based compensation, net of tax	$1,919	$1,577	$3,627	$3,261

Share-based compensation presented above excludes approximately $18,000 and $38,000 ($12,000 and $25,000, net of tax) for the three and six months ended June 29, 2008, respectively, related to discontinued operations. There was no share-based compensation recorded in discontinued operations for the three and six months ended June 28, 2009.

At June 28, 2009, non-vested share-based compensation for equity-classified awards, (net of actual forfeitures for options and estimated forfeitures for restricted stock), totaled $6.2 million for stock options and $4.6 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.3 years for stock options and 1.6 years for restricted stock.
9. Segment Reporting
The Company operates exclusively in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.
The table below presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended June 28, 2009:
Revenues	$301,360	$—	$227,144	$74,216
Segment profit	38,517	(489)	31,533	7,473
Capital expenditures	12,587	341	9,494	2,752
Depreciation and amortization	18,575	489	13,646	4,440

For the Three Months Ended June 29, 2008:
Revenues	$301,533	$—	$231,972	$69,561
Segment profit	34,916	(361)	30,323	4,954
Capital expenditures	19,139	109	14,944	4,086
Depreciation and amortization	17,150	361	12,794	3,995

For the Six Months Ended June 28, 2009:
Revenues	$611,197	$—	$462,285	$148,912
Segment profit	77,640	(907)	64,339	14,208
Capital expenditures	20,773	1,963	14,790	4,020
Depreciation and amortization	37,071	907	27,374	8,790

For the Six Months Ended June 29, 2008:
Revenues	$607,450	$—	$468,061	$139,389
Segment profit	71,160	(692)	60,617	11,235
Capital expenditures	45,792	199	35,173	10,420
Depreciation and amortization	33,520	692	25,059	7,769

As of June 28, 2009:
Total assets	$623,743	$21,756	$492,751	$109,236
Goodwill	6,819	—	6,566	253

As of December 28, 2008:
Total assets	$667,363	$20,478	$534,224	$112,661
Goodwill	6,819	—	6,566	253

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

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Segment profit	$38,517	$34,916	$77,640	$71,160
Less: General and administrative	(20,523)	(19,128)	(40,337)	(37,649)
Less: Preopening expense	(461)	(1,808)	(949)	(4,627)
Less: Partner investment expense	91	500	555	89
Less: Interest and other income (expense), net	(437)	(949)	(1,377)	(1,883)
Add: Net income attributable to noncontrolling interests	288	487	658	1,192

Income from continuing operations before taxes	$17,475	$14,018	$36,190	$28,282

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
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of June 28, 2009, we owned and operated 190 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.
We intend to open eight new Bistros in 2009, one of which was open by the end of the second quarter of 2009. We have signed lease agreements for all of our development planned for fiscal 2009 and we have exercised our lease renewal options for all leases that are scheduled to expire in 2009. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). Total invested capital includes the present value of the operating lease obligation for the initial lease term of each property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during 2009.
Pei Wei
As of June 28, 2009, we owned and operated 161 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. We closed 10 Pei Wei restaurants during the fourth quarter of 2008 and the results of these restaurants are reported within discontinued operations in our consolidated financial statements for all periods presented. See Note 2 to our consolidated financial statements for further discussion.
We intend to open seven new Pei Wei restaurants in 2009, two of which were open by the end of the second quarter of 2009. We have signed lease agreements for all of our development planned for fiscal 2009. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Total invested capital includes the present value of the operating lease obligation for the initial lease term of each property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2009.

Global Brand Development
The Company is actively pursuing international expansion of its Bistro restaurants. During the second quarter of fiscal 2009, the Company signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets.
The first development and licensing agreement was signed with M.H. Alshaya, the Middle East’s leading retailer, to develop 34 Bistro restaurants throughout the Middle East over the next 10 years. The first restaurant is scheduled to open in Kuwait City by the end of fiscal 2009.
The second development and licensing agreement was signed with Alsea S.A.B. de C.V., the leading quick service restaurant operator in Mexico, to develop 30 Bistro restaurants in Mexico over the next 10 years. The first restaurant is scheduled to open in Mexico City by the end of fiscal 2009.
The Company continues to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and six month periods ended June 28, 2009 and June 29, 2008, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Results for the three months ended June 28, 2009 and June 29, 2008
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$301,360	100.0%	$301,533	100.0%	$(173)	(0.1%)
Costs and expenses:
Cost of sales	79,657	26.4%	82,132	27.2%	(2,475)	(3.0%)
Labor	98,111	32.6%	99,971	33.2%	(1,860)	(1.9%)
Operating	48,809	16.2%	49,366	16.4%	(557)	(1.1%)
Occupancy	17,403	5.8%	17,511	5.8%	(108)	(0.6%)
General and administrative	20,523	6.8%	19,128	6.3%	1,395	7.3%
Depreciation and amortization	18,575	6.2%	17,150	5.7%	1,425	8.3%
Preopening expense	461	0.2%	1,808	0.6%	(1,347)	(74.5%)
Partner investment expense	(91)	0.0%	(500)	(0.2%)	409	(81.8%)

Total costs and expenses	283,448	94.1%	286,566	95.0%	(3,118)	(1.1%)

Income from operations	17,912	5.9%	14,967	5.0%	2,945	19.7%
Interest and other income (expense), net	(437)	(0.1%)	(949)	(0.3%)	512	(54.0%)

Income from continuing operations before taxes	17,475	5.8%	14,018	4.6%	3,457	24.7%
Provision for income taxes	(5,108)	(1.7%)	(3,636)	(1.2%)	(1,472)	40.5%

Income from continuing operations, net of tax	12,367	4.1%	10,382	3.4%	1,985	19.1%
Loss from discontinued operations, net of tax	(474)	(0.2%)	(525)	(0.2%)	51	(9.7%)

Net income	11,893	3.9%	9,857	3.3%	2,036	20.7%
Less: Net income attributable to noncontrolling interests	288	0.1%	487	0.2%	(199)	(40.9%)

Net income attributable to PFCB	$11,605	3.9%	$9,370	3.1%	$2,235	23.9%

Certain percentage amounts may not sum to total due to rounding.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$227,144	100.0%	$231,972	100.0%	$(4,828)	(2.1%)
Costs and expenses:
Cost of sales	59,749	26.3%	62,999	27.2%	(3,250)	(5.2%)
Labor	73,286	32.3%	76,153	32.8%	(2,867)	(3.8%)
Operating	36,373	16.0%	36,603	15.8%	(230)	(0.6%)
Occupancy	12,412	5.5%	12,730	5.5%	(318)	(2.5%)
Depreciation and amortization	13,646	6.0%	12,794	5.5%	852	6.7%
Preopening expense	280	0.1%	1,271	0.5%	(991)	(78.0%)
Partner investment expense	(20)	0.0%	(500)	(0.2%)	480	(96.0%)
Net income attributable to noncontrolling interests	145	0.1%	370	0.2%	(225)	(60.8%)
Certain percentage amounts may not sum to total due to rounding.

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$74,216	100.0%	$69,561	100.0%	$4,655	6.7%
Costs and expenses:
Cost of sales	19,908	26.8%	19,133	27.5%	775	4.1%
Labor	24,825	33.4%	23,818	34.2%	1,007	4.2%
Operating	12,436	16.8%	12,763	18.3%	(327)	(2.6%)
Occupancy	4,991	6.7%	4,781	6.9%	210	4.4%
Depreciation and amortization	4,440	6.0%	3,995	5.7%	445	11.1%
Preopening expense	181	0.2%	537	0.8%	(356)	(66.3%)
Partner investment expense	(71)	(0.1%)	—	0.0%	(71)	—
Net income attributable to noncontrolling interests	143	0.2%	117	0.2%	26	22.2%
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% are not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The decrease in revenues was attributable to a $15.6 million decline in revenues for stores that opened prior to the second quarter of 2008, due to a significant reduction in overall guest traffic combined with a very slight decline in the average check. The decrease was partially offset by incremental new store revenues of $10.8 million, comprised of a full quarter of revenues for the 12 new stores that opened during the last three quarters of 2008 and revenues generated by the one new Bistro restaurant that opened during 2009.
Pei Wei: The increase in revenues was attributable to incremental new store revenues of $5.3 million, comprised of a full quarter of revenues for the 14 new stores that opened during the last three quarters of 2008 and revenues generated by the two new Pei Wei restaurants that opened during 2009. The increase was partially offset by a decrease of $0.6 million for stores that opened prior to the second quarter of 2008, due to a decline in the average check, largely offset by an increase in overall guest traffic.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts combined with operational efficiencies. We negotiate annual pricing agreements for many of our key commodities and such contracts provide for consistent beef and seafood costs, as well as unfavorable wok oil and poultry costs for fiscal 2009 compared to fiscal 2008.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions, partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature and higher management incentive accruals.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions and, to a lesser extent, lower manager salaries resulting from reduced management headcount. This decrease was partially offset by higher expenses associated with the utilization of additional key hourly employees and higher management incentive accruals.

Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Our experience to date has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Marketing expenses are also included in operating expenses. As these expenditures are discretionary in nature, the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature and higher marketing spend, partially offset by lower net utilities costs resulting from favorable rates and lower usage.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to reduced marketing spend and lower net utilities costs resulting from favorable rates partially offset by increased usage, partially offset by the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues was consistent with prior year primarily due to lower contingent rent expense offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues decreased primarily due to lower property tax expense, partially offset by the impact of decreased leverage on lower average weekly sales.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.
Consolidated general and administrative costs increased primarily due to higher management incentive accruals, higher share-based compensation expense primarily driven by the performance unit award grants issued to our co-CEOs during the first quarter of 2009, and to a lesser extent, additional compensation expense resulting from unrealized holding gains associated with investments in the 401(k) Restoration Plan, partially offset by lower consulting fees expense.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees.
Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2008 and during fiscal 2009. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei primarily due to the impact of decreased leverage resulting from lower average weekly sales.

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
Bistro: Preopening expense decreased primarily due to the impact of opening no new restaurants during the second quarter of 2009 compared to opening five new restaurants during the second quarter of 2008, partially offset by the timing of expenses for new restaurant openings scheduled for the remainder of fiscal 2009 compared to fiscal 2008.
Pei Wei: Preopening expense decreased primarily due to the impact of opening one new restaurant during the second quarter of 2009 compared to opening four new restaurants during the second quarter of 2008, as well as a lower number of scheduled new restaurant openings for the remainder of fiscal 2009 compared to fiscal 2008.
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
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from fewer early buyouts of noncontrolling interests during the second quarter of 2009 as compared to the second quarter of 2008.
Pei Wei: Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during the second quarter of 2009 compared to the second quarter of 2008, as well as the impact of expense reversals related to noncontrolling interest buyouts.
Interest and Other Income (Expense), Net
Interest expense recognized primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to interest-bearing overnight deposits. Realized and unrealized holding gains (losses) related to investments in the 401(k) Restoration Plan are included within other income (expense), with a corresponding offset in general and administrative expense.
The change in consolidated interest and other income (expense), net was primarily due to an increase in the unrealized holding gains associated with investments in the 401(k) Restoration Plan. Lower interest expense resulting primarily from the repayment of $40.0 million of outstanding credit line borrowings and lower interest income also contributed to the change. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items, was 29.7% for the second quarter of 2009 compared to 26.9% for the second quarter of 2008. The current quarter includes additional tax expense as a result of increasing our forecasted effective tax rate to 28.5% for the full year. The income tax rate for both the second quarter of fiscal 2009 and the second quarter of fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

1

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the portion of our net income which is attributable to the collective ownership interests of our noncontrolling partners. In many of our restaurants, we employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Each segment contributed as follows:
Bistro: Net income attributable to noncontrolling interests as a percentage of revenues decreased due to the impact of noncontrolling interest buyouts occurring since the beginning of fiscal 2008. These buyouts reduced the number of noncontrolling interests from 133 at the beginning of fiscal 2008 to 29 as of June 28, 2009.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues was consistent with prior year primarily due to the impact of 112 noncontrolling interest buyouts occurring since the beginning of fiscal 2008, offset by the impact of higher restaurant net income.
Results for the six months ended June 28, 2009 and June 29, 2008
Our consolidated operating results were as follows (dollars in thousands):

	Six Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$611,197	100.0%	$607,450	100.0%	$3,747	0.6%
Costs and expenses:
Cost of sales	162,729	26.6%	165,662	27.3%	(2,933)	(1.8%)
Labor	198,818	32.5%	203,352	33.5%	(4,534)	(2.2%)
Operating	99,500	16.3%	97,427	16.0%	2,073	2.1%
Occupancy	34,781	5.7%	35,137	5.8%	(356)	(1.0%)
General and administrative	40,337	6.6%	37,649	6.2%	2,688	7.1%
Depreciation and amortization	37,071	6.1%	33,520	5.5%	3,551	10.6%
Preopening expense	949	0.2%	4,627	0.8%	(3,678)	(79.5%)
Partner investment expense	(555)	(0.1%)	(89)	0.0%	(466)	—

Total costs and expenses	573,630	93.9%	577,285	95.0%	(3,655)	(0.6%)

Income from operations	37,567	6.1%	30,165	5.0%	7,402	24.5%
Interest and other income (expense), net	(1,377)	(0.2%)	(1,883)	(0.3%)	506	(26.9%)

Income from continuing operations before taxes	36,190	5.9%	28,282	4.7%	7,908	28.0%
Provision for income taxes	(10,061)	(1.6%)	(7,217)	(1.2%)	(2,844)	39.4%

Income from continuing operations, net of tax	26,129	4.3%	21,065	3.5%	5,064	24.0%
Loss from discontinued operations, net of tax	(517)	(0.1%)	(854)	(0.1%)	337	(39.5%)

Net income	25,612	4.2%	20,211	3.3%	5,401	26.7%
Less: Net income attributable to noncontrolling interests	658	0.1%	1,192	0.2%	(534)	(44.8%)

Net income attributable to PFCB	$24,954	4.1%	$19,019	3.1%	$5,935	31.2%

Certain percentage amounts may not sum to total due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Six Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$462,285	100.0%	$468,061	100.0%	$(5,776)	(1.2%)
Costs and expenses:
Cost of sales	122,712	26.5%	127,409	27.2%	(4,697)	(3.7%)
Labor	149,337	32.3%	155,471	33.2%	(6,134)	(3.9%)
Operating	73,346	15.9%	72,927	15.6%	419	0.6%
Occupancy	24,853	5.4%	25,711	5.5%	(858)	(3.3%)
Depreciation and amortization	27,374	5.9%	25,059	5.4%	2,315	9.2%
Preopening expense	574	0.1%	3,000	0.6%	(2,426)	(80.9%)
Partner investment expense	(168)	0.0%	(745)	(0.2%)	577	(77.4%)
Net income attributable to noncontrolling interests	324	0.1%	867	0.2%	(543)	(62.6%)
Certain percentage amounts may not sum to total due to rounding.

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Six Months Ended
	June 28,	% of	June 29,	% of
	2009	Revenues	2008	Revenues	Change	% Change
Revenues	$148,912	100.0%	$139,389	100.0%	$9,523	6.8%
Costs and expenses:
Cost of sales	40,017	26.9%	38,253	27.4%	1,764	4.6%
Labor	49,481	33.2%	47,881	34.4%	1,600	3.3%
Operating	26,154	17.6%	24,500	17.6%	1,654	6.8%
Occupancy	9,928	6.7%	9,426	6.8%	502	5.3%
Depreciation and amortization	8,790	5.9%	7,769	5.6%	1,021	13.1%
Preopening expense	375	0.3%	1,627	1.2%	(1,252)	(77.0%)
Partner investment expense	(387)	(0.3%)	656	0.5%	(1,043)	—
Net income attributable to noncontrolling interests	334	0.2%	325	0.2%	9	2.8%
Certain percentage amounts may not sum to total due to rounding. Percentages over 100% are not displayed.
Revenues
Each segment contributed as follows:
Bistro: The decrease in revenues was attributable to a $31.8 million decline in revenues for stores that opened prior to 2008, due to a significant reduction in overall guest traffic combined with a very slight decline in the average check. The decrease was partially offset by incremental new store revenues of $26.0 million, comprised of a full six months of revenues for the 17 new stores that opened during 2008 and revenues generated by the one new Bistro restaurant that opened during 2009.
Pei Wei: The increase in revenues was attributable to incremental new store revenues of $11.0 million, comprised of a full six months of revenues for the 25 new stores that opened during 2008 combined with the two new Pei Wei restaurant that opened during 2009. Revenues for stores that opened prior to 2008 decreased $1.5 million primarily due to a decline in the average check.
Costs and Expenses
Cost of Sales
Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts combined with operational efficiencies. We negotiate annual pricing agreements for many of our key commodities and such contracts provide for consistent beef and seafood costs as well as unfavorable wok oil and poultry costs for fiscal 2009 compared to fiscal 2008.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions, partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature and higher management incentive accruals.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions and, to a lesser extent, lower manager salaries resulting from reduced management headcount. This decrease was partially offset by higher expenses associated with the utilization of additional key hourly employees and higher management incentive accruals.

Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature and higher marketing spend, partially offset by lower net utilities costs resulting from favorable rates and lower usage.
Pei Wei: Operating expenses as a percentage of revenues were consistent with prior year primarily due to lower net utilities costs resulting from favorable rates partially offset by increased usage, and, to a lesser extent, decreased menu printing costs. These declines were offset by the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature combined with higher repairs and maintenance costs.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues decreased primarily due to decreased general liability insurance expense and lower contingent rent expense, partially offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues decreased primarily due to lower property tax expense, partially offset by the impact of decreased leverage on lower average weekly sales.
General and Administrative
Consolidated general and administrative costs increased primarily due to higher management incentive accruals and higher share-based compensation expense primarily driven by the performance unit award grants issued to our co-CEOs during the first quarter of 2009 and, to a lesser extent, higher franchise tax expense, legal fees and additional compensation expense resulting from unrealized holding gains associated with investments in the 401(k) Restoration Plan. These increases were partially offset by lower consulting fees expense.
Depreciation and Amortization
Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during the last half of fiscal 2008 and the first half of fiscal 2009. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei primarily due to the impact of decreased leverage resulting from lower average weekly sales.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense decreased primarily due to the impact of opening one new restaurant during the first half of 2009 compared to opening 10 new restaurants during the first half of 2008, partially offset by the timing of expenses for new restaurant openings scheduled for the remainder of fiscal 2009 compared to fiscal 2008.
Pei Wei: Preopening expense decreased primarily due to the impact of opening two new restaurants during the first half of 2009 compared to opening 15 new restaurants during the first half of 2008, as well as a lower number of scheduled new restaurant openings for the remainder of fiscal 2009 compared to fiscal 2008.
Partner Investment Expense
Each segment contributed as follows:
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from fewer early buyouts of noncontrolling interests during the first half of 2009 compared to the first half of 2008.
Pei Wei: Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during the first half of 2009 compared to the first half of 2008 as well as the impact of expense reversals related to noncontrolling interest buyouts.

Interest and Other Income (Expense), Net
The change in consolidated interest and other income (expense), net was due to an increase in the unrealized holding gains associated with investments in the 401(k) Restoration Plan. Additionally, interest expense decreased due to the net impact of repayment of $40.0 million of our outstanding credit line borrowings, a lower average interest rate primarily due to the impact of an interest rate swap on a portion of our outstanding credit line borrowings, and lower capitalized interest. Lower interest income also contributed to the change. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items, was 28.3% for the first half of 2009 compared to 26.6% for the first half of 2008. The income tax rate for both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests
Each segment contributed as follows:
Bistro: Net income attributable to noncontrolling interests as a percentage of revenues decreased due to the impact of noncontrolling interest buyouts occurring since the beginning of fiscal 2008. These buyouts reduced the number of noncontrolling interests from 133 at the beginning of fiscal 2008 to 29 as of June 28, 2009.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues was consistent with prior year primarily due to the impact of 112 noncontrolling interest buyouts occurring since the beginning of fiscal 2008 offset by the impact of higher restaurant net income.
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
The following table presents a summary of our cash flows for the six months ended June 28, 2009 and June 29, 2008 (in thousands):

	June 28,	June 29,
	2009	2008
Net cash provided by operating activities	$78,865	$69,726
Net cash used in investing activities	(20,870)	(46,229)
Net cash used in financing activities	(67,484)	(27,406)

Net decrease in cash and cash equivalents	$(9,489)	$(3,909)

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
Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities were primarily related to capital expenditures of $20.8 million and $45.8 million during the first half of fiscal years 2009 and 2008, respectively. Capital expenditures declined significantly compared to the prior year primarily due to the impact of opening one new Bistro and two new Pei Wei restaurants in the first half of 2009 compared to 10 new Bistro and 15 new Pei Wei restaurants in the first half of 2008.
We intend to open eight new Bistro restaurants and seven new Pei Wei restaurants in fiscal year 2009. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages. We expect total gross capital expenditures for fiscal 2009 to approximate $45.0 million to $55.0 million ($40.0 million to $50.0 million, net of landlord reimbursements).
Financing Activities
Financing activities during the first half of fiscal 2009 and 2008 were primarily comprised of $44.9 million and $10.8 million, respectively, in debt repayments and $19.6 million and $10.0 million, respectively, in repurchases of common stock. Financing activities also included purchases of noncontrolling interests, proceeds from stock options exercised and employee stock purchases, distributions to noncontrolling interest partners, and the tax benefit from disqualifying stock option dispositions.
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of June 28, 2009 as our leverage ratio was 1.26:1 and the fixed charge coverage ratio was 2.17:1.
As of June 28, 2009, we had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $98.8 million at June 28, 2009. See Item 3 below for a discussion of interest rates and our interest rate swap.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.5 million shares of our common stock for $125.9 million at an average price of $28.23 since July 2006. Included in this total is 0.8 million shares of our common stock repurchased during the first half of 2009 for $19.6 million at an average price of $23.67. At June 28, 2009, there remains $20.5 million available under our current share repurchase authorization of $100.0 million, which expires in December 2009.

Purchases of Noncontrolling Interests
As of June 28, 2009, there were 43 partners representing 161 noncontrolling interests. During the first half of fiscal 2009, we had the opportunity to purchase 15 noncontrolling interests which had reached the five-year threshold period during the year, as well as 53 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 67 of these noncontrolling interests in their entirety for a total of approximately $3.3 million, all of which was paid in cash.
During the remainder of fiscal 2009, we will have the opportunity to purchase three additional noncontrolling interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $0.1 million to $0.2 million based upon the estimated fair value of the respective interests at June 28, 2009.
New Accounting Standards
See Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from fluctuations in interest rates on our Credit Facility and other borrowings as well as from changes in commodities prices.
Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our Credit Facility allows for borrowings of up to $150.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At June 28, 2009, we had borrowings of $40.0 million outstanding under our Credit Facility as well as unsecured promissory notes totaling $2.1 million.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our Credit Facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our Credit Facility, including the impact of the interest rate swap agreement, was 4.1% as of June 28, 2009.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of June 28, 2009, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2009, which have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve expected results; changes in general economic and political conditions that affect consumer spending; changes in food costs; the financial performance of restaurants concentrated in certain geographic areas; litigation; our inability to retain key personnel; potential labor shortages that may delay planned openings; changes in government legislation that may increase labor costs; intense competition in the restaurant industry; tax returns may be subjected to audits that could have material adverse impact; rising insurance costs; the inability to develop and construct our restaurants within projected budgets and time periods; failure to comply with governmental regulations; changes in how we account for certain aspects of our partnership program; and our ability to successfully expand our operations. A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 11, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.5 million shares of our common stock for $125.9 million at an average price of $28.23 since July 2006. Included in this total is 0.8 million shares of our common stock repurchased during the first half of 2009 for $19.6 million at an average price of $23.67. At June 28, 2009, there remains $20.5 million available under our current share repurchase authorization of $100.0 million, which expires in December 2009.
The following table sets forth our share repurchases of common stock during each period in the second quarter of fiscal 2009:

			Total Number of	Maximum Dollar Value of
	Total Number	Average	Shares Purchased as	Shares that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Programs	Programs
March 30, 2009 – May 3, 2009	137,145	$26.62	137,145	$26,993,939
May 4, 2009 – May 31, 2009	97,850	$30.15	97,850	$24,043,761
June 1, 2009 – June 28, 2009	111,600	$32.13	111,600	$20,458,053

Total	346,595		346,595	$20,458,053

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on April 28, 2009. There were three proposals up for approval. The results of voting were as follows:
1)	The election of the Board of Directors:

		Total
	Total Votes	Votes
	For	Against	Abstain	Total Votes cast
Richard L. Federico	22,064,921	514,392	21,910	22,601,223
Robert T. Vivian	22,162,704	416,593	21,926	22,601,223
F. Lane Cardwell, Jr.	22,238,038	340,490	22,695	22,601,223
Lesley H. Howe	22,240,905	337,942	22,376	22,601,223
M. Ann Rhoades	22,238,402	340,751	22,070	22,601,223
James G. Shennan, Jr.	22,183,575	394,873	22,775	22,601,223
R. Michael Welborn	22,155,714	417,956	27,553	22,601,223
Kenneth J. Wessels	22,218,132	360,738	22,353	22,601,223
Kenneth A. May	22,232,955	346,484	21,784	22,601,223
2)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 3, 2010:

		Total
	Total Votes	Votes
	For	Against	Abstain	Total Votes cast
Ratify KPMG	22,551,784	42,482	6,957	22,601,223
3)
To approve any adjournments of the meeting to another time or place, if necessary in the judgment of proxy holders, for the   purpose of soliciting additional proxies in favor of any of the foregoing proposals:

		Total
	Total Votes	Votes
	For	Against	Abstain	Total Votes cast
Adjournment	14,273,895	8,292,985	34,343	22,601,223
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		Description Document
3(i	)(1)	Amended and Restated Certificate of Incorporation.

3(ii	)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

†10.33		Amended and Restated Non-Employee Director Compensation Plan, effective April 28, 2009.

10.35		First Amendment to 2007 Credit Agreement dated December 31, 2008.

10.36		Second Amendment to 2007 Credit Agreement dated June 23, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 11, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer

Date: July 22, 2009

INDEX TO EXHIBITS

Exhibit
Number		Description Document
3(i	)(1)	Amended and Restated Certificate of Incorporation.

3(ii	)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

†10.33		Amended and Restated Non-Employee Director Compensation Plan, effective April 28, 2009.

10.35		First Amendment to 2007 Credit Agreement dated December 31, 2008.

10.36		Second Amendment to 2007 Credit Agreement dated June 23, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 11, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.