Form 10-Q
period 2009-09-27
P F CHANGS CHINA BISTRO INC
filed 2009-10-21
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
As of September 27, 2009, there were 23,139,612 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27,	December 28,
	2009	2008
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$23,065	$40,951
Inventories	5,012	4,930
Other current assets	41,414	51,643

Total current assets	69,491	97,524
Property and equipment, net	507,228	524,004
Goodwill	6,819	6,819
Intangible assets, net	22,539	24,270
Other assets	17,183	14,746

Total assets	$623,260	$667,363

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,105	$15,203
Construction payable	3,649	4,358
Accrued expenses	65,910	71,162
Unearned revenue	24,009	31,115
Current portion of long-term debt, including $1,153 and $3,502 due to related parties at September 27, 2009 and December 28, 2008, respectively	1,531	5,753

Total current liabilities	112,204	127,591
Lease obligations	112,290	113,178
Long-term debt, including $131 and $1,073 due to related parties at September 27, 2009 and December 28, 2008, respectively	41,330	82,496
Other liabilities	21,579	14,691

Total liabilities	287,403	337,956
Commitments and contingencies (Note 10)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,139,612 shares and 24,114,107 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	28	27
Additional paid-in capital	214,007	206,667
Treasury stock, at cost, 4,754,274 shares and 3,634,979 shares at September 27, 2009 and December 28, 2008, respectively	(135,546)	(106,372)
Accumulated other comprehensive loss	(472)	(755)
Retained earnings	252,421	221,259

Total PFCB common stockholders’ equity	330,438	320,826
Noncontrolling interests	5,419	8,581
Total equity	335,857	329,407

Total liabilities and equity	$623,260	$667,363

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Revenues	$290,329	$295,877	$901,526	$903,327
Costs and expenses:
Cost of sales	76,364	80,368	239,093	246,030
Labor	95,713	98,059	294,531	301,411
Operating	50,883	52,201	150,383	149,628
Occupancy	17,566	17,270	52,347	52,407
General and administrative	20,408	18,152	60,745	55,801
Depreciation and amortization	19,055	17,235	56,126	50,755
Preopening expense	1,550	1,519	2,499	6,146
Partner investment expense	18	99	(537)	10

Total costs and expenses	281,557	284,903	855,187	862,188

Income from operations	8,772	10,974	46,339	41,139
Interest and other income (expense), net	85	(895)	(1,292)	(2,778)

Income from continuing operations before taxes	8,857	10,079	45,047	38,361
Provision for income taxes	(2,477)	(2,057)	(12,538)	(9,274)

Income from continuing operations, net of tax	6,380	8,022	32,509	29,087
Loss from discontinued operations, net of tax	(17)	(4,693)	(534)	(5,547)

Net income	6,363	3,329	31,975	23,540

Less: Net income attributable to noncontrolling interests	155	367	813	1,559

Net income attributable to PFCB	$6,208	$2,962	$31,162	$21,981

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.27	$0.33	$1.38	$1.16
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.20)	(0.03)	(0.24)

Net income attributable to PFCB common stockholders	$0.27	$0.13	$1.35	$0.92

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.27	$0.32	$1.35	$1.14
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.20)	(0.03)	(0.23)

Net income attributable to PFCB common stockholders	$0.27	$0.12	$1.32	$0.91

Weighted average shares used in computation:
Basic	22,810	23,613	23,103	23,828

Diluted	23,285	23,927	23,535	24,156

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$6,225	$7,655	$31,696	$27,528
Loss from discontinued operations, net of tax	(17)	(4,693)	(534)	(5,547)

Net income attributable to PFCB	$6,208	$2,962	$31,162	$21,981

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated
			Additional		other
	Common Stock		paid-in	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	155	1	1,365	—	—	—	—	1,366
Issuance of common stock under employee stock purchase plan	34	—	774	—	—	—	—	774
Shares withheld for taxes on restricted stock, net of forfeitures	(44)	—	(633)	—	—	—	—	(633)
Purchases of treasury stock	(1,119)	—	—	(29,174)	—	—	—	(29,174)
Share-based compensation expense(1)	—	—	5,787	—	—	—	—	5,787
Tax benefit from share-based compensation, net	—	—	1,077	—	—	—	—	1,077
Unrealized gain on derivatives	—	—	—	—	283	—	—	283
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,475)	(1,475)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	30	30
Purchases of noncontrolling interests	—	—	(1,030)	—	—	—	(2,345)	(3,375)
Partner investment expense	—	—	—	—	—	—	(537)	(537)
Partner bonus expense, imputed	—	—	—	—	—	—	352	352
Net income	—	—	—	—	—	31,162	813	31,975

Balances, September 27, 2009	23,140	$28	$214,007	$(135,546)	$(472)	$252,421	$5,419	$335,857

(1)	Share-based compensation expense includes equity-settled awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2009	2008

Operating Activities:
Net income	$31,975	$23,540

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,126	51,702
Share-based compensation	7,821	6,451
Partner investment expense	(537)	10
Partner bonus expense, imputed	352	716
Deferred income taxes	3,330	2,365
Tax benefit from share-based compensation, net	(1,077)	(323)
Non-cash asset impairment and net lease termination charges in discontinued operations	706	7,510
Other	92	82
Changes in operating assets and liabilities:
Inventories	(82)	(28)
Other current assets	11,958	370
Other assets	(1,031)	(1,647)
Accounts payable	1,902	(2,937)
Accrued expenses	(7,419)	4,962
Unearned revenue	(7,106)	(6,458)
Lease obligations	(54)	12,640
Other long-term liabilities	1,186	576

Net cash provided by operating activities	98,142	99,531

Investing Activities:
Capital expenditures	(38,859)	(69,439)
Capitalized interest	(198)	(585)

Net cash used in investing activities	(39,057)	(70,024)

Financing Activities:
Repayments of long-term debt	(45,424)	(11,510)
Purchases of treasury stock	(29,174)	(10,014)
Purchases of noncontrolling interests	(3,375)	(6,754)
Proceeds from stock options exercised and employee stock purchases	1,507	1,009
Distributions to noncontrolling interest partners	(1,475)	(2,750)
Payments of capital lease obligations	(137)	(127)
Contributions from noncontrolling interest partners	30	225
Tax benefit from share-based compensation, net	1,077	323

Net cash used in financing activities	(76,971)	(29,598)

Net decrease in cash and cash equivalents	(17,886)	(91)
Cash and cash equivalents at the beginning of the period	40,951	24,055

Cash and cash equivalents at the end of the period	$23,065	$23,964

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,870	$4,200
Cash paid for income taxes, net of refunds	$10,798	$6,716

Supplemental Disclosure of Non-Cash Items:
Purchases of noncontrolling interests through issuance of long-term debt	$—	$2,431
Change in construction payable	$(709)	$(6,636)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of September 27, 2009, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 192 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 164 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.
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
Principles of Consolidation and Presentation
The Company’s consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All material balances and transactions between the consolidated entities have been eliminated. Beginning fiscal 2009, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated income statements and shown as a component of equity in the consolidated balance sheets. See Recent Accounting Literature for further discussion.
Recent Accounting Literature
FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009.
As a result of the Company’s implementation of the Codification during the quarter ended September 27, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through October 21, 2009, the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.
Determination of the Useful Life of Intangible Assets
(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)
FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.
Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)
SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).
The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s consolidated financial statements.
Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)
SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s consolidated financial statements.
2. Discontinued Operations
Discontinued operations include results attributable to 10 Pei Wei restaurants that were closed during the fourth quarter of 2008 and Taneko Japanese Tavern (“Taneko”), a third restaurant concept developed in 2006 whose assets were sold on August 1, 2008. Loss from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the 10 closed Pei Wei restaurants and Taneko.

Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Revenues	$—	$2,536	$—	$8,960

Loss from discontinued operations before income tax benefit(1)	(28)	(7,712)	(876)	(9,079)
Income tax benefit	11	3,019	342	3,532

Loss from discontinued operations, net of tax	$(17)	$(4,693)	$(534)	$(5,547)

(1)
The three and nine month periods ended September 27, 2009 include the net impact of non-cash charges and credits recognized in connection with lease settlement activity. The three and nine month periods ended September 28, 2008 include a $7.5 million non-cash asset impairment charge related to the write-off of the carrying value of long-lived assets associated with the 10 Pei Wei store closures.

The Company is pursuing lease termination agreements with each of the closed Pei Wei restaurant’s landlords as well as potential sub-tenant agreements. Lease termination agreements for six of the ten locations were executed as of September 27, 2009.
Activity associated with the lease termination accrual is summarized below (in thousands):

Lease
Termination
Accrual

Balance, December 28, 2008	$2,379
Cash payments	(1,957)
Charges	1,402

Balance, September 27, 2009	$1,824

Charges include additional amounts recognized based on availability of new information which led to updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments and ongoing rent payments. From store closure date through September 27, 2009, the Company has recognized and reported in discontinued operations a total of $4.0 million in lease termination charges for the closed Pei Wei locations. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s equity plans and the employee stock purchase plan. For the three months ended September 27, 2009 and September 28, 2008, 1.7 million and 2.3 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect. For the nine months ended September 27, 2009 and September 28, 2008, 2.2 million and 2.3 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
4. Intangible Assets
Intangible assets were historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. Beginning December 29, 2008, an intangible asset is no longer recognized upon buyout of noncontrolling interests. See Recent Accounting Literature for a discussion on noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as additional paid-in capital in equity. Intangible assets outstanding as of December 28, 2008 continue to be amortized over their useful lives.

Intangible assets consist of the following (in thousands):

	September 27,	December 28,
	2009	2008

Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(7,324)	(5,593)

Intangible assets, net	$22,539	$24,270

5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 27,	December 28,
	2009	2008

Accrued payroll	$19,050	$25,409
Accrued insurance	17,705	16,130
Sales and use tax payable	5,234	5,026
Property tax payable	3,925	4,151
Accrued rent	3,608	4,315
Other accrued expenses	16,388	16,131

Total accrued expenses	$65,910	$71,162

6. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the amounts due under the Credit Facility. The Company was in compliance with these restrictions and conditions as of September 27, 2009 as the Company’s leverage ratio was 1.26:1 and the fixed charge coverage ratio was 2.10:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of September 27, 2009, the Company had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. The Company repaid $40.0 million of the previously outstanding borrowings under the Credit Facility during the first half of fiscal 2009. Available borrowings under the Credit Facility were $98.8 million at September 27, 2009.
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

At September 27, 2009 and December 28, 2008, the recorded fair value of the interest rate swap was a liability of $0.8 million and $1.2 million, respectively ($0.5 million and $0.8 million, net of tax, respectively). The interest rate swap is reported in the consolidated balance sheets within accrued expenses at September 27, 2009 and other liabilities at December 28, 2008 and is offset by a corresponding amount in equity, representing net unrealized losses included in accumulated other comprehensive loss. Such amounts will be recognized in the consolidated income statement over the remainder of the term ending on May 20, 2010. For the three and nine months ended September 27, 2009, a $0.1 million and $0.3 million unrealized gain, respectively, was recorded in other comprehensive loss. For the three and nine months ended September 28, 2008, an unrealized loss of $46,000 and $47,000, respectively, was recorded in other comprehensive loss. There was no hedge ineffectiveness recognized during the three and nine month periods ended September 27, 2009 and September 28, 2008.
7. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value are summarized below (in thousands):

	Fair Value Measurements as of September 27, 2009
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
	September 27,	Assets/Liabilities	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$16,302	$—	$16,302	$—	market approach
401(k) Restoration Plan investments	3,109	—	3,109	—	market approach
Interest rate swap liability	(762)	—	(762)	—	income approach

Total	$18,649	$—	$18,649	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government backed securities at September 27, 2009.
The Company’s 401(k) Restoration Plan investments are considered trading securities and are reported at fair value based on third party broker statements and are reflected within other assets in the consolidated balance sheet. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated income statements.
The fair value of the Company’s interest rate swap is estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and is reflected within accrued expenses in the consolidated balance sheet. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated credit and nonperformance risks and believes them to be insignificant and not warranting a credit adjustment at September 27, 2009. See Note 6 for a discussion of the Company’s interest rate swap.
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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended
September 28, 2008(1)
Options

Weighted average risk-free interest rate	3.1%
Expected life of options (years)	5.5
Expected stock volatility	35.0%
Expected dividend yield	0.0%

(1)	There were no stock options granted during the three months ended September 28, 2008 or the three and nine months ended September 27, 2009.
Liability-Classified Awards
Performance Units
During the first quarter of fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.
The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The total value of the performance units is subject to a maximum value of $12.50 per unit. If the Company’s stock appreciation is less than the Russell 2000 Index, the performance units will have no value. In the event of an executive’s involuntary separation without cause or a change in control (as both terms are defined in each Chief Executive Officer’s employment agreement) prior to the end of the performance period, the performance period will end and the maximum value per unit may be calculated at a reduced amount. Additionally, if the Company’s final average stock price declines compared to the original strike price, the total value of the performance units, if any, will be reduced by 50 percent.
The performance units are classified as liability awards and reported within other liabilities in the consolidated balance sheet, as they will be cash-settled at the end of the performance period. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At September 27, 2009, the fair value per performance unit was $5.59 calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At September 27, 2009, the recorded liability of the performance units was $1.4 million.
Cash-Settled Awards
During the second quarter of fiscal 2009, the Company issued cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (“stock-based awards”) to members of its Board of Directors. The cash value of the SARs will be based on the appreciation of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant. The cash value of the stock-based awards will be based on the Company’s stock price on the date of settlement. At the election of each applicable director, the settlement date of stock-based awards was deferred until the earlier of the date they cease serving on the Company’s Board of Directors or a change in control of the Company. During the third quarter of fiscal 2009, the Company granted stock-based awards to eligible employees in conjunction with its annual long-term incentive award grant. Both SARs and stock-based awards are classified as liability awards and reported within other liabilities in the consolidated balance sheet, as they will be paid in cash on the settlement date.

The fair value of the cash-settled awards was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Nine Months Ended
	September 27, 2009(1)	September 27, 2009(1)
	Stock-Based Awards	SARs

Weighted average risk-free interest rate	1.6%	1.9%
Expected life of cash-settled awards (years)	3.5	4.0
Expected stock volatility	48.3%	45.2%
Expected dividend yield	0.0%	0.0%

(1)	There were no liability awards granted during the three and nine months ended September 28, 2008.
The fair value of SARs is equal to the value calculated per the Black-Scholes model. The fair value of stock-based awards is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of cash-settled awards will be remeasured at each reporting period until the awards are settled. At September 27, 2009, the recorded liability of cash-settled awards was $0.6 million. Share-based compensation expense for both performance units and cash-settled awards is recognized ratably over the service period with fair value fluctuations recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
Share-Based Compensation Expense
Share-based compensation expense from continuing operations for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Equity-classified awards:
Labor	$68	$120	$259	$416
General and administrative	1,607	1,845	5,528	5,992
Liability-classified awards:
General and administrative	1,088	—	2,034	—

Total share-based compensation	2,763	1,965	7,821	6,408
Less: tax benefit	(786)	(417)	(2,217)	(1,615)

Total share-based compensation, net of tax	$1,977	$1,548	$5,604	$4,793

Share-based compensation expense presented above excludes $5,000 and $43,000 ($3,000 and $28,000, net of tax) for the three and nine months ended September 28, 2008, respectively, related to discontinued operations. There was no share-based compensation expense recorded in discontinued operations for the three and nine months ended September 27, 2009.
Non-vested Share-Based Compensation Expense
At September 27, 2009, non-vested share-based compensation for equity-classified awards (net of actual forfeitures for options and estimated forfeitures for restricted stock), totaled $5.2 million for stock options and $4.0 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.3 years for stock options and 1.6 years for restricted stock.
At September 27, 2009, non-vested share-based compensation for liability-classified awards (based on current fair value, which is updated each reporting period), totaled $5.3 million for performance units and $5.6 million for cash-settled awards. This expense will be recognized over the remaining weighted average vesting period, which is approximately 2.3 years for performance units and 2.8 years for cash-settled awards.
9. Segment Reporting
The Company operates exclusively in the United States food-service industry and has determined that its reportable segments based on the Company’s methods of internal reporting and management structure are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

The table below presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei

For the Three Months Ended September 27, 2009:
Revenues	$290,329	$—	$217,093	$73,236
Segment profit	30,593	(508)	25,372	5,729
Capital expenditures	18,086	554	12,948	4,584
Depreciation and amortization	19,055	508	13,900	4,647

For the Three Months Ended September 28, 2008:
Revenues	$295,877	$—	$226,443	$69,434
Segment profit	30,377	(345)	26,492	4,230
Capital expenditures	23,647	(21)	18,621	5,047
Depreciation and amortization	17,235	345	12,771	4,119

For the Nine Months Ended September 27, 2009:
Revenues	$901,526	$—	$679,378	$222,148
Segment profit	108,233	(1,415)	89,711	19,937
Capital expenditures	38,859	2,517	27,738	8,604
Depreciation and amortization	56,126	1,415	41,274	13,437

For the Nine Months Ended September 28, 2008:
Revenues	$903,327	$—	$694,504	$208,823
Segment profit	101,537	(1,037)	87,109	15,465
Capital expenditures	69,439	178	53,794	15,467
Depreciation and amortization	50,755	1,037	37,830	11,888

As of September 27, 2009:
Total assets	$623,260	$21,311	$492,335	$109,614
Goodwill	6,819	—	6,566	253

As of December 28, 2008:
Total assets	$667,363	$20,478	$534,224	$112,661
Goodwill	6,819	—	6,566	253
In addition to using consolidated GAAP results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant businesses is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company’s business and vary in timing and magnitude, they make an accurate assessment of its ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant businesses and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is a consideration when determining whether and when to open additional restaurants.
Reconciliation of Non-GAAP Financial Information to GAAP measures (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Segment profit	$30,593	$30,377	$108,233	$101,537
Less: General and administrative	(20,408)	(18,152)	(60,745)	(55,801)
Less: Preopening expense	(1,550)	(1,519)	(2,499)	(6,146)
Less: Partner investment expense	(18)	(99)	537	(10)
Less: Interest and other income (expense), net	85	(895)	(1,292)	(2,778)
Add: Net income attributable to noncontrolling interests	155	367	813	1,559

Income from continuing operations before taxes	$8,857	$10,079	$45,047	$38,361

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
In August 2009, the Company entered into an agreement with FRC LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of September 27, 2009, no borrowings were outstanding under the loan facility.

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
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of September 27, 2009, we owned and operated 192 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants with the exception of two Bistro restaurants located in Hawaii, which are operated under a joint venture arrangement in which we own a noncontrolling interest.
We intend to open eight new Bistros in 2009, three of which were open by the end of the third quarter of 2009. We have signed lease agreements for all planned fiscal 2009 development and we have exercised our lease renewal options for all leases that were scheduled to expire in 2009. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total cash investment of approximately $2.8 million to $3.0 million and total invested capital of approximately $4.0 million per restaurant (net of estimated landlord reimbursements). Total invested capital includes the present value of the operating lease obligation for the initial lease term of each property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2009.
Pei Wei
As of September 27, 2009, we owned and operated 164 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. We closed 10 Pei Wei restaurants during the fourth quarter of 2008 and the results of these restaurants are reported within discontinued operations in our consolidated income statements for all periods presented. See Note 2 to our consolidated financial statements for further discussion.
We intend to open seven new Pei Wei restaurants in 2009, five of which were open by the end of the third quarter of 2009. We have signed lease agreements for all planned fiscal 2009 development. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total cash investment of approximately $800,000 to $900,000 and total invested capital of approximately $1.5 million per restaurant (net of estimated landlord reimbursements). Total invested capital includes the present value of the operating lease obligation for the initial lease term of each property, which can vary greatly depending on the specific trade area. Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2009.

Global Brand Development
International
We are actively pursuing international expansion of our Bistro restaurants. During the second quarter of fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets.
The first development and licensing agreement was signed with M.H. Alshaya, the Middle East’s leading retailer, to develop 34 Bistro restaurants throughout the Middle East over the next 10 years. The first restaurant is scheduled to open in Kuwait City during the fourth quarter of fiscal 2009.
The second development and licensing agreement was signed with Alsea S.A.B. de C.V., the leading quick service restaurant operator in Mexico, to develop 30 Bistro restaurants in Mexico over the next 10 years. The first restaurant is scheduled to open in Mexico City during the fourth quarter of fiscal 2009.
We continue to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets.
Retail
In August 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S., under the P.F. Chang’s brand. The new products are expected to be available in retail outlets during the first half of fiscal 2010.
Other Ventures
In August 2009, we entered into an agreement with FRC LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of September 27, 2009, no borrowings were outstanding under the loan facility.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2008 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and nine month periods ended September 27, 2009 and September 28, 2008, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.
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

Noncontrolling Interests
At the beginning of fiscal 2009, we changed our accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statements and is instead shown below net income under the heading “Net income attributable to noncontrolling interests.” See Note 1 to our consolidated financial statements for further discussion of noncontrolling interests.
Results for the three months ended September 27, 2009 and September 28, 2008
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	September 27,	% of	September 28,	% of		%
	2009	Revenues	2008	Revenues	Change	Change

Revenues	$290,329	100.0%	$295,877	100.0%	$(5,548)	(1.9%)
Costs and expenses:
Cost of sales	76,364	26.3%	80,368	27.2%	(4,004)	(5.0%)
Labor	95,713	33.0%	98,059	33.1%	(2,346)	(2.4%)
Operating	50,883	17.5%	52,201	17.6%	(1,318)	(2.5%)
Occupancy	17,566	6.1%	17,270	5.8%	296	1.7%
General and administrative	20,408	7.0%	18,152	6.1%	2,256	12.4%
Depreciation and amortization	19,055	6.6%	17,235	5.8%	1,820	10.6%
Preopening expense	1,550	0.5%	1,519	0.5%	31	2.0%
Partner investment expense	18	0.0%	99	0.0%	(81)	(81.8%)

Total costs and expenses	281,557	97.0%	284,903	96.3%	(3,346)	(1.2%)

Income from operations	8,772	3.0%	10,974	3.7%	(2,202)	(20.1%)
Interest and other income (expense), net	85	0.0%	(895)	(0.3%)	980	—

Income from continuing operations before taxes	8,857	3.1%	10,079	3.4%	(1,222)	(12.1%)
Provision for income taxes	(2,477)	(0.9%)	(2,057)	(0.7%)	(420)	20.4%

Income from continuing operations, net of tax	6,380	2.2%	8,022	2.7%	(1,642)	(20.5%)
Loss from discontinued operations, net of tax	(17)	0.0%	(4,693)	(1.6%)	4,676	(99.6%)

Net income	6,363	2.2%	3,329	1.1%	3,034	91.1%
Less: Net income attributable to noncontrolling interests	155	0.1%	367	0.1%	(212)	(57.8%)

Net income attributable to PFCB	$6,208	2.1%	$2,962	1.0%	$3,246	—

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	September 27,	% of	September 28,	% of		%
	2009	Revenues	2008	Revenues	Change	Change

Revenues	$217,093	100.0%	$226,443	100.0%	$(9,350)	(4.1%)
Costs and expenses:
Cost of sales	56,624	26.1%	61,430	27.1%	(4,806)	(7.8%)
Labor	71,216	32.8%	74,387	32.9%	(3,171)	(4.3%)
Operating	37,487	17.3%	38,556	17.0%	(1,069)	(2.8%)
Occupancy	12,390	5.7%	12,536	5.5%	(146)	(1.2%)
Depreciation and amortization	13,900	6.4%	12,771	5.6%	1,129	8.8%
Preopening expense	1,004	0.5%	732	0.3%	272	37.2%
Partner investment expense	—	0.0%	(103)	0.0%	103	(100.0%)
Net income attributable to noncontrolling interests	104	0.0%	271	0.1%	(167)	(61.6%)

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	September 27,	% of	September 28,	% of		%
	2009	Revenues	2008	Revenues	Change	Change

Revenues	$73,236	100.0%	$69,434	100.0%	$3,802	5.5%
Costs and expenses:
Cost of sales	19,740	27.0%	18,938	27.3%	802	4.2%
Labor	24,497	33.4%	23,672	34.1%	825	3.5%
Operating	13,396	18.3%	13,645	19.7%	(249)	(1.8%)
Occupancy	5,176	7.1%	4,734	6.8%	442	9.3%
Depreciation and amortization	4,647	6.3%	4,119	5.9%	528	12.8%
Preopening expense	546	0.7%	787	1.1%	(241)	(30.6%)
Partner investment expense	18	0.0%	202	0.3%	(184)	(91.1%)
Net income attributable to noncontrolling interests	51	0.1%	96	0.1%	(45)	(46.9%)
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The decrease in revenues was attributable to an $18.7 million decline in revenues for stores that opened prior to the third quarter of 2008, due to a significant reduction in overall guest traffic combined with a slight decline in the average check. The decrease was partially offset by incremental new store revenues of $9.3 million, comprised of a full quarter of revenues from the seven new stores that opened during the last two quarters of 2008 and revenues generated by the three new Bistro restaurants that opened during 2009.
Pei Wei: The increase in revenues was attributable to incremental new store revenues of $4.3 million, comprised of a full quarter of revenues from the 10 new stores that opened during the last two quarters of 2008 and revenues generated by the five new Pei Wei restaurants that opened during 2009. The increase was partially offset by a $0.5 million decline in revenues for stores that opened prior to the third quarter of 2008, as well as a slight decline in the average check, partially offset by a slight increase in overall guest traffic.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased due to the net impact of favorable product mix shifts combined with operational efficiencies, as well as favorable produce and non-alcoholic beverage costs.
Pei Wei: Cost of sales as a percentage of revenues decreased due to favorable produce costs as well as the net impact of favorable product mix shifts combined with operational efficiencies. These decreases were partially offset by the impact of costs related to limited time offer menu items.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions, the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development, and lower management incentive accruals. These declines were partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature as well as higher health insurance costs.

Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions, the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development, and lower manager salaries resulting from reduced management headcount. These declines were partially offset by higher expenses associated with the utilization of additional key hourly employees and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature as well as higher health insurance costs.
Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Our experience to date has been that operating costs during the first four to nine months of a newly opened restaurant are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Also, expenditures associated with marketing expenses are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature as well as higher repairs and maintenance expense. These increases were partially offset by lower utilities costs resulting from favorable rates and lower usage, as well as lower marketing spend.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to lower utilities costs resulting from favorable rates, partially offset by higher usage. Lower menu and printing costs as well as lower disposables supplies expense contributed to the decrease to a lesser extent. These declines were partially offset by the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature as well as higher repairs and maintenance expense.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales, partially offset by lower contingent rent expense.
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
Consolidated general and administrative costs increased primarily due to higher share-based compensation expense primarily driven by the performance unit award grants issued to our co-CEOs during the first quarter of 2009 and the cash-settled liability awards issued during the first three quarters of fiscal 2009, as well as additional compensation expense resulting from unrealized holding gains associated with investments in the 401(k) Restoration Plan and higher management incentive accruals.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees.
Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2008 and during fiscal 2009 as well as an increase in retirements of assets that had not been fully depreciated. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei due to the impact of decreased leverage resulting from lower average weekly sales.

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
Bistro: Preopening expense increased primarily due to the impact of opening two new restaurants during the third quarter of 2009 compared to opening no new restaurants during the third quarter of 2008, partially offset by the timing of expenses for new restaurant openings scheduled for the remainder of fiscal 2009 compared to fiscal 2008.
Pei Wei: Preopening expense decreased primarily due to the impact of opening three new restaurants during the third quarter of 2009 compared to opening six new restaurants during the third quarter of 2008.
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
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from fewer early buyouts of noncontrolling interests during the third quarter of 2009 as compared to the third quarter of 2008.
Pei Wei: Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during the third quarter of 2009 compared to the third quarter of 2008, and, to a lesser extent, the impact of expense reversals related to noncontrolling interest buyouts.
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
The change in consolidated interest and other income (expense), net was primarily due to unrealized holding gains during the current year compared to unrealized holding losses in the prior year associated with investments in the 401(k) Restoration Plan and lower interest expense resulting from the repayment of $40.0 million of outstanding credit line borrowings. We expect to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 28.5% for the third quarter of 2009 compared to 21.2% for the third quarter of 2008. The third quarter of 2008 includes the additional tax benefit of the reduction of forecasted pretax income for the full year. Prior year quarter also includes the impact of a change in estimate related to amended tax returns. Besides the effect of the change in estimate related to amended returns, the income tax rate for the third quarter of both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
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
Bistro: Net income attributable to noncontrolling interests as a percentage of revenues decreased due to the impact of noncontrolling interest buyouts occurring since the beginning of fiscal 2008. These buyouts reduced the number of noncontrolling interests from 79 at the beginning of the third quarter of fiscal 2008 to 29 as of September 27, 2009.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues was consistent with the prior year primarily due to the impact of 118 noncontrolling interest buyouts occurring since the beginning of fiscal 2008, offset by the impact of higher restaurant net income.
Results for the nine months ended September 27, 2009 and September 28, 2008
Our consolidated operating results were as follows (dollars in thousands):

	Nine Months Ended
	September 27,	% of	September 28,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$901,526	100.0%	$903,327	100.0%	$(1,801)	(0.2%)
Costs and expenses:
Cost of sales	239,093	26.5%	246,030	27.2%	(6,937)	(2.8%)
Labor	294,531	32.7%	301,411	33.4%	(6,880)	(2.3%)
Operating	150,383	16.7%	149,628	16.6%	755	0.5%
Occupancy	52,347	5.8%	52,407	5.8%	(60)	(0.1%)
General and administrative	60,745	6.7%	55,801	6.2%	4,944	8.9%
Depreciation and amortization	56,126	6.2%	50,755	5.6%	5,371	10.6%
Preopening expense	2,499	0.3%	6,146	0.7%	(3,647)	(59.3%)
Partner investment expense	(537)	(0.1%)	10	0.0%	(547)	—

Total costs and expenses	855,187	94.9%	862,188	95.4%	(7,001)	(0.8%)

Income from operations	46,339	5.1%	41,139	4.6%	5,200	12.6%
Interest and other income (expense), net	(1,292)	(0.1%)	(2,778)	(0.3%)	1,486	(53.5%)

Income from continuing operations before taxes	45,047	5.0%	38,361	4.2%	6,686	17.4%
Provision for income taxes	(12,538)	(1.4%)	(9,274)	(1.0%)	(3,264)	35.2%

Income from continuing operations, net of tax	32,509	3.6%	29,087	3.2%	3,422	11.8%
Loss from discontinued operations, net of tax	(534)	(0.1%)	(5,547)	(0.6%)	5,013	(90.4%)

Net income	31,975	3.5%	23,540	2.6%	8,435	35.8%
Less: Net income attributable to noncontrolling interests	813	0.1%	1,559	0.2%	(746)	(47.9%)

Net income attributable to PFCB	$31,162	3.5%	$21,981	2.4%	$9,181	41.8%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Nine Months Ended
	September 27,	% of	September 28,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$679,378	100.0%	$694,504	100.0%	$(15,126)	(2.2%)
Costs and expenses:
Cost of sales	179,336	26.4%	188,839	27.2%	(9,503)	(5.0%)
Labor	220,553	32.5%	229,858	33.1%	(9,305)	(4.0%)
Operating	110,833	16.3%	111,483	16.1%	(650)	(0.6%)
Occupancy	37,243	5.5%	38,247	5.5%	(1,004)	(2.6%)
Depreciation and amortization	41,274	6.1%	37,830	5.4%	3,444	9.1%
Preopening expense	1,578	0.2%	3,732	0.5%	(2,154)	(57.7%)
Partner investment expense	(168)	0.0%	(848)	(0.1%)	680	(80.2%)
Net income attributable to noncontrolling interests	428	0.1%	1,138	0.2%	(710)	(62.4%)

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Nine Months Ended
	September 27,	% of	September 28,	% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$222,148	100.0%	$208,823	100.0%	$13,325	6.4%
Costs and expenses:
Cost of sales	59,757	26.9%	57,191	27.4%	2,566	4.5%
Labor	73,978	33.3%	71,553	34.3%	2,425	3.4%
Operating	39,550	17.8%	38,145	18.3%	1,405	3.7%
Occupancy	15,104	6.8%	14,160	6.8%	944	6.7%
Depreciation and amortization	13,437	6.0%	11,888	5.7%	1,549	13.0%
Preopening expense	921	0.4%	2,414	1.2%	(1,493)	(61.8%)
Partner investment expense	(369)	(0.2%)	858	0.4%	(1,227)	—
Net income attributable to noncontrolling interests	385	0.2%	421	0.2%	(36)	(8.6%)
Percentages over 100% are not displayed.
Revenues
Each segment contributed as follows:
Bistro: The decrease in revenues was attributable to a $48.5 million decline in revenues for stores that opened prior to 2008, due to a significant reduction in overall guest traffic combined with a slight decline in the average check. The decrease was partially offset by incremental new store revenues of $33.4 million, comprised of a full nine months of revenues from the 17 new stores that opened during 2008 and revenues generated by the three new Bistro restaurant that opened during 2009.
Pei Wei: The increase in revenues was attributable to incremental new store revenues of $14.9 million, comprised of a full nine months of revenues from the 25 new stores that opened during 2008 combined with the five new Pei Wei restaurants that opened during 2009. Revenues for stores that opened prior to 2008 decreased $1.6 million primarily due to a decline in the average check.
Costs and Expenses
Cost of Sales
Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts, operational efficiencies, and favorable produce pricing. These declines were partially offset by higher wok oil costs. We negotiate annual pricing agreements for many of our key commodities and such contracts provide for favorable produce costs, consistent beef and seafood costs, and unfavorable poultry costs for fiscal 2009 compared to fiscal 2008.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions and, to a lesser extent, the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development. These declines were partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature and, to a lesser extent, higher health insurance costs.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions, lower manager salaries resulting from reduced management headcount, and the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development. These declines were partially offset by higher expenses associated with the utilization of additional key hourly employees as well as the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature and, to a lesser extent, higher management incentive accruals.

Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature and higher repairs and maintenance expense, partially offset by lower utilities costs resulting from favorable rates and lower usage.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to lower utilities costs resulting from favorable rates partially offset by higher usage, and lower menu printing costs. These declines were offset by higher repairs and maintenance costs and, to a lesser extent, the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues were consistent with the prior year primarily due to lower contingent rent expense and, to a lesser extent, decreased general liability insurance, offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues were consistent with the prior year primarily due to lower property tax expense offset by the impact of decreased leverage on lower average weekly sales.
General and Administrative
Consolidated general and administrative costs increased primarily due to higher management incentive accruals and higher share-based compensation expense, primarily resulting from the performance unit award grants issued to our co-CEOs during the first quarter of 2009 and the cash-settled liability awards issued during fiscal 2009. To a lesser extent, additional compensation expense resulting from unrealized holding gains associated with investments in the 401(k) Restoration Plan and higher franchise tax expense also contributed to the increase in costs.
Depreciation and Amortization
Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during the last quarter of fiscal 2008 and the first three quarters of fiscal 2009. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei primarily due to the impact of decreased leverage resulting from lower average weekly sales.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense decreased primarily due to the impact of opening three new restaurants during the first three quarters of 2009 compared to opening 10 new restaurants during the first three quarters of 2008 and, to a lesser extent, a lower number of scheduled new restaurant openings for the remainder of fiscal 2009 compared to fiscal 2008.
Pei Wei: Preopening expense decreased primarily due to the impact of opening five new restaurants during the first three quarters of 2009 compared to opening 21 new restaurants during the first three quarters of 2008.
Partner Investment Expense
Each segment contributed as follows:
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from fewer early buyouts of noncontrolling interests during the first three quarters of 2009 compared to the first three quarters of 2008.
Pei Wei: Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during the first three quarters of 2009 compared to the first three quarters of 2008 and, to a lesser extent, the impact of expense reversals related to noncontrolling interest buyouts.

Interest and Other Income (Expense), Net
The change in consolidated interest and other income (expense), net was due to lower interest expense resulting from the repayment of $40.0 million of our outstanding credit line borrowings. Additionally, unrealized holding gains during the current year compared to unrealized holding losses in the prior year associated with investments in the 401(k) Restoration Plan, lower capitalized interest and lower interest income contributed to the change. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 28.3% for the first three quarters of 2009 compared to 25.2% for the first three quarters of 2008. Prior fiscal year includes the impact of a change in estimate related to amended tax returns. Besides the effect of the change in estimate related to the amended returns, the income tax rate for both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.
Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests
Each segment contributed as follows:
Bistro: Net income attributable to noncontrolling interests as a percentage of revenues decreased due to the impact of noncontrolling interest buyouts occurring since the beginning of fiscal 2008. These buyouts reduced the number of noncontrolling interests from 133 at the beginning of fiscal 2008 to 29 as of September 27, 2009.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues was consistent with the prior year primarily due to the impact of 118 noncontrolling interest buyouts occurring since the beginning of fiscal 2008 offset by the impact of higher restaurant net income.
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
The following table presents a summary of our cash flows for the nine months ended September 27, 2009 and September 28, 2008 (in thousands):

	September 27,	September 28,
	2009	2008
Net cash provided by operating activities	$98,142	$99,531
Net cash used in investing activities	(39,057)	(70,024)
Net cash used in financing activities	(76,971)	(29,598)

Net decrease in cash and cash equivalents	$(17,886)	$(91)

Operating Activities
We have funded our capital requirements since inception through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, a net increase in operating liabilities, share-based compensation expense and non-cash lease termination charges. The change in other current assets during fiscal 2009 is primarily due to the collection of tenant incentives due from landlords, the timing of prepaid rent, the collection of receivables from third-party gift card sales and the collection of rebates.

Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities were primarily related to capital expenditures of $38.9 million and $69.4 million during the first three quarters of fiscal years 2009 and 2008, respectively. Capital expenditures declined significantly compared to the prior year primarily due to the impact of opening three new Bistro and five new Pei Wei restaurants in the first three quarters of fiscal 2009 compared to 10 new Bistro and 21 new Pei Wei restaurants in the first three quarters of fiscal 2008.
We intend to open eight new Bistro restaurants and seven new Pei Wei restaurants in fiscal year 2009, of which three Bistro and five Pei Wei restaurants were open by the end of the third quarter. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.8 million to $3.0 million. We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $800,000 to $900,000 and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages. We expect total gross capital expenditures for fiscal 2009 to approximate $45.0 million to $55.0 million ($40.0 million to $50.0 million, net of landlord reimbursements).
Financing Activities
Financing activities during the first three quarters of fiscal 2009 and 2008 were primarily comprised of $45.4 million and $11.5 million, respectively, in debt repayments and $29.2 million and $10.0 million, respectively, in repurchases of common stock. Financing activities also included purchases of noncontrolling interests, proceeds from stock options exercised and employee stock purchases, distributions to noncontrolling interest partners, and the tax benefit from share-based compensation, net.
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allows for borrowings of up to $150.0 million. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of September 27, 2009 as our leverage ratio was 1.26:1 and the fixed charge coverage ratio was 2.10:1.
As of September 27, 2009, we had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $98.8 million at September 27, 2009. See Item 3 below for a discussion of interest rates and our interest rate swap.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.8 million shares of our common stock for $135.5 million at an average price of $28.51 since July 2006. Included in this total are 1.1 million shares of our common stock repurchased during the first three quarters of 2009 for $29.2 million at an average price of $26.06. At September 27, 2009, there remains $10.8 million available under our current share repurchase authorization of $100.0 million, which expires in December 2009.
Purchases of Noncontrolling Interests
As of September 27, 2009, there were 43 partners representing 160 noncontrolling interests. During the first three quarters of fiscal 2009, we had the opportunity to purchase 18 noncontrolling interests that had reached the five-year threshold period during the year, as well as 59 additional noncontrolling interests that (i) had reached the end of their initial five-year term in prior years, (ii) related to partners who left the Company prior to the initial five-year term, or (iii) related to partners who requested an early buyout of their interest. We purchased 73 of these noncontrolling interests in their entirety for a total of approximately $3.4 million, all of which was paid in cash. During the remainder of fiscal 2009, there are no additional noncontrolling interests that will reach their five-year anniversary.
New Accounting Standards
See Recent Accounting Literature section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk primarily from fluctuations in interest rates on our Credit Facility and other borrowings as well as from changes in commodities prices.
Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our Credit Facility allows for borrowings of up to $150.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At September 27, 2009, we had borrowings of $40.0 million outstanding under our Credit Facility as well as unsecured promissory notes totaling $1.6 million.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our Credit Facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our Credit Facility, including the impact of the interest rate swap agreement, was 4.1% as of September 27, 2009.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of September 27, 2009, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.
Commodities Prices
We purchase certain commodities such as beef, pork, poultry, seafood and produce. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. Historically, we have not used financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any significant commodity price increases have historically been relatively short-term in nature.
Cash-settled Awards
We issued cash-settled awards during fiscal 2009, including performance units, SARs and stock-based awards. The fair value of these awards are remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock price to the performance of the Russell 2000 Index.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense. See Note 8 to our consolidated financial statements for further discussion of the fair value of the cash-settled awards and fair value fluctuations of cash-settled awards.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2009, which have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 4.8 million shares of our common stock for $135.5 million at an average price of $28.51 since July 2006. Included in this total are 1.1 million shares of our common stock repurchased during the first three quarters of 2009 for $29.2 million at an average price of $26.06. At September 27, 2009, there remains $10.8 million available under our current share repurchase authorization of $100.0 million, which expires in December 2009.
The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 29, 2009 – August 2, 2009	97,000	$32.71	97,000	$17,285,183
August 3, 2009 – August 30, 2009	98,850	$32.35	98,850	$14,087,386
August 31, 2009 – September 27, 2009	97,500	$33.35	97,500	$10,835,761

Total	293,350		293,350	$10,835,761

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		Description Document

3	(i)(1)	Amended and Restated Certificate of Incorporation.

3	(ii)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

†10.33	(5)	Amended and Restated Non-Employee Director Compensation Plan, effective April 28, 2009.

10.35	(5)	First Amendment to 2007 Credit Agreement dated December 31, 2008.

10.36	(5)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.

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
Mark D. Mumford
Chief Financial Officer Principal Financial and Accounting Officer
Date: October 21, 2009

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3	(i)(1)	Amended and Restated Certificate of Incorporation.

3	(ii)(2)	Amended and Restated Bylaws.

4.1	(3)	Specimen Common Stock Certificate.

4.2	(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.28	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Richard L. Federico, as amended, dated February 18, 2009.

†10.29	(4)	First Amendment to Amended and Restated Employment Agreement between the Company and Robert T. Vivian, as amended, dated February 18, 2009.

†10.33	(5)	Amended and Restated Non-Employee Director Compensation Plan, effective April 28, 2009.

10.35	(5)	First Amendment to 2007 Credit Agreement dated December 31, 2008.

10.36	(5)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.