Form 10-K
period 2010-01-03
P F CHANGS CHINA BISTRO INC
filed 2010-02-17
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended, June 28, 2009, was $374,486,928.

On February 12, 2010 there were outstanding 22,933,862 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 22, 2010 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s” or the “Company”) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We report our financial and descriptive information according to two reportable operating segments: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”) (see Notes to Consolidated Financial Statements — Note 19 — Segment Reporting).

As of January 3, 2010, we owned and operated 197 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service, in a high-energy contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. Our menu is complemented by a full service bar offering an extensive selection of wines, specialty drinks, Asian beers, sake, cappuccino and espresso. We offer superior customer service in a high energy atmosphere and a decor that includes wood and slate floors, life-size replicas of the terra cotta Xi’an warriors and narrative murals depicting scenes of life in ancient China. Additionally, there are two Bistro locations located in Hawaii and two Bistro locations located in international markets that are operated by business partners under licensing agreements.

As of January 3, 2010, we also owned and operated 166 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high quality Asian food at a great value that has made our Bistro restaurants successful. Pei Wei opened its first unit in the Phoenix, Arizona metro-area in July 2000.

Concept and Strategy

Our objectives are to develop and operate a nationwide system of Asian-inspired restaurants that offer guests a sophisticated dining experience, create a loyal customer base that generates a high level of repeat business and provide superior returns to our investors. To achieve our objectives, we strive to offer high quality Asian cuisine in a memorable atmosphere while delivering superior customer service and an excellent dining value. Key to our strategy and success at the restaurant level is a philosophy that allows regional managers, general managers and executive chefs to participate in the profitability of the restaurants for which they have responsibility. We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States.

Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai, which mean “balance” and “moderation”. Fan foods include rice, noodles, grains and dumplings, while t’sai foods include vegetables, meat, poultry and seafood. To further encourage the Chinese principles of fan and t’sai, our menu is served family-style, the traditional Chinese way of dining. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China updated with a contemporary twist. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Northern-style BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Mongolian Beef, Dumplings, Chang’s Chicken Lettuce Wraps, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs, including a gluten free menu. No MSG is added to any ingredients at our restaurants.

As a result of our extensive research and development efforts, we periodically change our menu. For example, during 2009 the Bistro introduced Chang’s for Two, a prix-fixe menu offering a four-course meal for two people for $39.95. The menu includes two soups, one starter, two entrees and two mini desserts, all of which can be chosen from an extensive selection of signature dishes and guest favorites. Chang’s for Two allows our customers to enjoy a premium dining experience that offers both enticing culinary cuisine and great value.

Additionally, in early 2010, the Bistro added a new daily Happy Hour from 3-6 PM at participating locations that includes appetizers and drink specials priced from $3.00 — $6.00. The Happy Hour menu includes all starters on the Bistro menu as well as a variety of beer, wine, sake and signature cocktails. Our Happy Hour rewards guests by providing appealing, affordable cuisine and drinks at a great value on a daily basis.

Entrées at the Bistro range in price from $4.95 — $22.95, and our starters range in price from $3.00 — $13.00. The average check per guest, including alcoholic beverages, is approximately $20.00 to $21.00. Sales of alcoholic beverages, featuring an extensive selection of wine, Asian beer, sake and signature cocktails, have constituted approximately 14% to 15% of total revenues for each of the past three years. Take-away sales comprise approximately 11% of Bistro’s total revenues. Lunch and dinner contribute approximately 32% and 68% of revenues, respectively.

Pei Wei

The menu at Pei Wei also offers a variety of intensely flavored culinary creations; however, this menu is more concise than that of the Bistro and includes not only Chinese cuisine but other Asian fare as well. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order traditional favorites such as Chicken Lettuce Wraps and Mandarin Kung Pao Chicken, while sampling a variety of Asian dishes such as Vietnamese Chicken Salad Rolls, Pad Thai and Spicy Korean Beef.

Entrées at Pei Wei range in price from $6.50 to $9.00, with starters ranging from $1.95 to $6.95. The average check per guest at Pei Wei, including beer and wine sales, is approximately $9.00 to $10.00. Sales of alcoholic beverages, featuring limited selection of beer and wine, have constituted approximately 1% to 2% of total revenues for each of the past three years. Take-away sales comprise approximately 39% of Pei Wei’s total revenues. Lunch and dinner contribute approximately 43% and 57% of revenues, respectively.

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

Additionally, during fiscal 2009, the Bistro implemented a new online ordering system to help facilitate take-away ordering. The Bistro also added online reservation capabilities to its website during 2009.

Pei Wei

A typical staff at Pei Wei consists of a general manager, a kitchen manager, one or two managers, and approximately 35 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager collaborates with the general manager on product quality, purchasing, food cost and kitchen labor costs.

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

Each Pei Wei hourly employee undergoes a week-long comprehensive training program that focuses on the culinary knowledge required for his or her specific position. After completion of the program, each employee is required to pass a test specific to their position prior to serving our guests.

Additionally, during fiscal 2009 Pei Wei implemented an online ordering system to help facilitate take-away ordering. Digital menu boards were also installed in all locations to facilitate menu changes and product messaging.

Global Brand Development

International

Based on our belief that our brands would work well in the international market, we are selectively pursuing international expansion of our Bistro restaurants. During the second quarter of fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. The first two restaurants under these development and licensing agreements opened in Mexico City and Kuwait City during the fourth quarter of fiscal 2009. A third development and licensing agreement was also signed during February 2010. We continue to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets. We expect these relationships to take the form of license agreements under which we would receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales.

Retail

In August 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S., under the P.F. Chang’s brand. The new products are expected to be available in retail outlets during the first half of fiscal 2010. We will receive ongoing royalty revenues based on a percentage of product sales. These percentages will escalate over the first three years of the agreement.

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

To attract and retain new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. While we had used limited radio, print and outdoor advertising in the past, over the past few years we began making more significant investments in these marketing channels in key markets. At the same time, we added online, direct mail, social media, and customer relationship initiatives to the media mix to both drive new customer trials and foster better ongoing communication with our guests. We expect to continue these efforts in fiscal 2010.

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

Supply Chain Management

Our supply chain management function provides our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines, ensure freshness and quality. Because we utilize only fresh ingredients in all of our menu offerings, inventory is maintained at a modest level. We negotiate short-term and long-term contracts depending on demand for the commodities used in the preparation of our products. These contracts generally average from two to twelve months in duration, though they can be longer at times for certain commodities. With the exception of a portion of our commodities, like produce, we utilize Distribution Market Advantage, a cooperative of multiple food distributors located throughout the United States, as the primary distributor of product to all of our restaurants. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Our produce is distributed by a network of local specialty distributors who service our restaurants in adherence to our quality and safety standards. Our most important items are contracted annually to stabilize prices and ensure availability.

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

Employees

At January 3, 2010, we employed approximately 26,000 persons, approximately 300 of whom were home office and field personnel, approximately 1,700 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

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

We operated 197 full service Bistro restaurants and 166 quick casual Pei Wei restaurants as of January 3, 2010, 15 of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as expected could have a significant negative impact.

We are subject to a number of significant risks that might cause our actual results to vary materially from our historical results or future projections including:

•	lower customer traffic or average guest check, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;

•	unfavorable general economic conditions in the markets in which we operate, including, but not limited to, downturns in the housing market, higher interest rates, higher unemployment rates, lower disposable income due to higher energy or other consumer costs, lower consumer confidence, and other events or factors that adversely affect consumer spending;

•	customers trading down to lower priced items and/or shifting to competitors with lower priced products; or

•	changes in consumer preferences or declines in general consumer demand for Asian menu items

•	cost increases that are either wholly or partially beyond our control, such as:

•	costs for commodities that we do not or cannot effectively hedge;

•	labor costs such as increased health care costs, general market wage levels and workers’ compensation insurance costs;

•	operating expenses, such as utilities and other expenses that are impacted by energy price fluctuations;

•	fair value fluctuations related to our cash-settled share-based compensation awards;

•	litigation against the Company, particularly class action litigation;

•	construction costs associated with new store openings;

•	information technology costs and other logistical resources necessary to maintain and support the global growth of our business; and

•	material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failures of third-party suppliers, or interruptions in service by common carriers that ship goods within our distribution channels

Additionally, we have historically experienced variability in the amount and percentage of revenues attributable to preopening expenses. We typically incur the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. Our experience has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on preopening expenses as well as labor and operating costs. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year and these fluctuations may cause our operating results to be below expectations of public market analysts and investors, adversely impacting our stock price.

Changes in general economic and political conditions could affect consumer spending and may harm our revenues, operating results or liquidity.

General weak economic conditions may continue throughout fiscal 2010. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and potentially negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time or become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis.

Changes in government legislation may increase our labor costs and have a material adverse effect on our business and financial results.

A substantial number of our restaurant personnel are hourly workers whose wage rates are affected by increases in the federal or state minimum wage or changes to tip credits. Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. FICA tip credits resulting from tip credit reporting are also a significant factor when calculating the Company’s effective tax rate. Mandated increases in minimum wage levels and changes to the tip credit have recently been and continue to be proposed and implemented at both federal and state government levels. Additionally, as minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Future legislation that increases minimum wage rates or changes allowable tip credits may increase our labor costs or effective tax rate and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, potential changes in labor legislation, including all or parts of the Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA, also referred to as the “card check” bill, could impact the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. The EFCA aims to make it easier for unions to form, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. Although we do not currently have any union employees, EFCA or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase costs, reduce flexibility and impact our ability to service our guests.

We are dependent on sales concentrated in certain geographic areas as well as sales generated by corporate spending.

Our financial performance is highly dependent on restaurants located in California, Arizona, Nevada and Florida which comprise one-third of our total store population. Additionally, restaurants located in Texas comprise almost 20 percent of our total store population. In recent years, certain of these states have been more negatively impacted by the housing downturn, unemployment and the overall economic crisis than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at some of our restaurants in these locations, which has adversely affected the operations of the company as a whole. If we are unable to improve operating performance in these geographic areas, our financial results will continue to be adversely affected.

Our business is also influenced by the level of corporate travel and entertainment spending by businesses as a significant portion of our sales is generated by guests conducting business at our restaurants. During fiscal 2009, there was a considerable reduction in business travel and corporate spending in general, which negatively impacted our revenues. Such reduced spending could continue to have a significant negative impact on our financial results until such time as corporate spending increases.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our competitors at the Bistro concept include mid-price, full service, casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick-service concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts and the rising popularity of Asian food may result in increased competition from non-Asian restaurants as well as other food outlets.

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

Global Brand Development initiatives could negatively impact our brand.

Our business expansion into international markets and retail product licensing could create new risks to our brand and reputation. We believe that we have selected high-caliber International operating partners with significant experience in restaurant operations; however, there is risk that our brand could be harmed if customers have negative experiences at International Bistro locations due to issues with food quality or operational execution. Our new line of premium frozen Asian-style entrées is expected to be available in retail outlets during fiscal 2010. We believe that this new retail product offering is a growth opportunity that allows our brand to reach more customers more often. Though we believe our guests will view it as a different experience from dining in our restaurants, there is a risk that guests may be inclined to visit our restaurants less frequently due to the availability of similar products in retail outlets or they may develop a lower opinion of our brand due to issues with food quality or overall product expectations. If customers have negative perceptions or experiences at International restaurants or with retail products, our brand value could suffer which could have an adverse effect on our business.

Damage to our brands or reputation could negatively impact our business.

Our success depends substantially on the value of our brands and our reputation for offering a high quality, memorable experience to our guests. Our brands have been highly rated in annual consumer studies such as Restaurants & Institutions’ annual Choice in Chains survey in which P.F. Chang’s won honors in the casual dining and Asian categories as well as across numerous demographic groups during fiscal 2009. We believe that we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service, ambiance or in any way believes we failed to deliver a consistently positive experience, our brand value could suffer which could have an adverse effect on our business.

Additionally, multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, illness or public health issues (such as epidemics or the prospect of a pandemic), safety, injury or other health concerns. We have taken steps to mitigate each of these risks. To minimize the risk of food-borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated and any outbreak of illness attributed to our restaurants or within the food service industry in general could cause a decline in our sales and have a material adverse effect on our results of operations.

Litigation could have a material adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illnesses, injuries or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are ultimately determined to be liable. We are also subject to complaints or allegations from former or prospective employees from time to time as well as vendors, landlords, and other third-parties. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

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

Adverse public or medical opinions about the health effects of consuming our products or new information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our business.

Multi-unit restaurant operators and foodservice operations have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Although our menu provides a range of healthy options, an unfavorable report on our menu ingredients, the size of our portions or the consumption of our menu items could influence the demand for our offerings. These changes may include regulations that impact the ingredients and nutritional content of our menu items. For example, a number of states, counties and cities are enacting menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. We may experience higher costs associated with the implementation and oversight of such changes. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our business.

Our failure to comply with governmental regulations could harm our business and our reputation.

We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	the environment;

•	building construction;

•	zoning requirements;

•	the preparation and sale of food and alcoholic beverages;

•	employment; and

•	integrity and security of data.

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

In fiscal 2009, approximately 14 percent of our revenues at the Bistro and 1 percent of revenues at Pei Wei were attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

We receive and maintain certain personal information about our guests and employees. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as results of operations, and could result in litigation against us or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

Critical to our long-term future success is our ability to successfully expand our operations. We have expanded from seven restaurants at the end of 1996 to 363 restaurants as of January 3, 2010. We expect to open three to five new Bistro restaurants and three to five new Pei Wei restaurants during fiscal 2010. Our ability to expand successfully will depend on a number of factors, including:

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

Federal, state and local tax rules can adversely impact our results of operations and financial position.

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

Complying with new tax rules, laws or regulations could impact our financial condition and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

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

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2010. These increases, as well as potential legislation requirements for employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our marketing programs may not be successful.

We have significantly increased in our marketing expenditures over the past few years and expect to continue investing in campaigns and initiatives designed to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues.

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

The inability to develop and construct our restaurants within projected budgets and time periods could adversely affect our business and financial condition.

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

The seasonality of our business could result in fluctuations in our financial performance

Our business is subject to seasonal fluctuations. Our sales volumes are generally higher in the winter months and lower in the summer months, which can cause fluctuations in our operating results from quarter-to-quarter within a fiscal year. As a result, results of operations for any single quarter are not indicative of results that may be achieved for a full fiscal year. Additionally, quarterly fluctuations in our results can impact the amount of quarterly cash dividend payments, which are based on a fixed percentage of net income.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-K and the documents we incorporate by reference constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, changes in general economic and political conditions and changes in government legislation may increase our labor costs. Because we cannot guarantee future results, levels of activity, performance or achievements, undue reliance should not be placed on these forward-looking statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Bistro restaurants average 6,900 square feet and our Pei Wei restaurants average 3,100 square feet. The following table lists the number of existing Bistro and Pei Wei locations by state as of January 3, 2010:

State	Bistro	Pei Wei	Total

Alabama	2	—	2
Arizona	9	19	28
Arkansas	2	1	3
California	37	14	51
Colorado	7	6	13
Connecticut	2	—	2
Florida	14	18	32
Georgia	5	—	5
Idaho	1	—	1
Illinois	5	—	5
Indiana	2	—	2
Iowa	1	—	1
Kansas	1	3	4
Kentucky	2	—	2
Louisiana	2	—	2
Massachusetts	6	—	6
Maryland	6	2	8
Michigan	5	7	12
Minnesota	2	3	5
Mississippi	1	—	1
Missouri	3	2	5
Nebraska	1	—	1
Nevada	5	3	8
New Jersey	6	2	8
New Mexico	1	2	3
New York	5	—	5
North Carolina	6	4	10
Ohio	8	3	11
Oklahoma	2	6	8
Oregon	4	—	4
Pennsylvania	6	2	8
South Carolina	2	—	2
Tennessee	5	7	12
Texas	17	53	70
Utah	2	4	6
Virginia	5	5	10
Washington	5	—	5
Wisconsin	2	—	2

	197	166	363

Additionally, two international Bistro restaurants were opened in Mexico City and Kuwait City during the fourth quarter of fiscal 2009 under international development and licensing agreements. Two Bistro restaurants are also operated in Hawaii under a joint venture arrangement in which we own a noncontrolling interest.

Our home office is located in a 50,000 square foot office building in Scottsdale, Arizona. We purchased the land and building during 2004.

Expansion Strategy and Site Selection

We have historically developed Bistro and Pei Wei restaurants in both new and existing markets utilizing an expansion strategy targeted at metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and household income. Within an appropriate area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and entertainment and strip centers.

We plan to open three to five new Bistro restaurants during fiscal 2010 primarily located in existing markets. Additionally, we plan to open three to five new Pei Wei restaurants during fiscal 2010 in new and existing markets. As of the date of this Form 10-K, we had opened one of the new Pei Wei restaurants and none of the new Bistro restaurants planned for fiscal 2010.

Bistros typically range in size from 6,000 to 7,500 square feet, and require an average total capitalized investment of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total investment includes the capitalized lease value of the property, which can vary greatly depending on the specific location. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per Bistro restaurant during fiscal 2010.

Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total capitalized investment of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific location. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per Pei Wei restaurant during fiscal 2010.

We currently lease the sites for all of our Bistro and Pei Wei restaurants and do not intend to purchase real estate for our sites in the future. Current restaurant leases have expiration dates ranging from 2010 to 2025, with the majority of the leases providing for at least one five-year renewal option. We are currently negotiating with the landlords on lease renewal options for three restaurant leases that are scheduled to expire in 2010. Generally, our leases provide for minimum annual rent, and most leases require additional rent based on a percentage of sales volume in excess of minimum contractual levels at the particular location. Most of our leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire.

Item 3.  Legal Proceedings

We are engaged in legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol PFCB.

The following table sets forth the high and low price per share of our common stock for each quarterly period for our two most recent fiscal years:

Quarter Ended	High	Low

March 30, 2008	$32.48	$20.41
June 29, 2008	$33.00	$22.30
September 28, 2008	$30.00	$21.15
December 28, 2008	$24.14	$14.51
March 29, 2009	$25.49	$16.51
June 28, 2009	$34.49	$21.73
September 27, 2009	$36.98	$29.56
January 3, 2010	$39.57	$29.18

We have not historically paid any cash dividends. During February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on our desire to consistently return excess cash flow to its shareholders. The amount of the cash dividend will be computed based on 45% of quarterly net income and is expected to total approximately $0.90 per share during fiscal 2010. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.

On February 12, 2010, there were 112 holders of record of P.F. Chang’s common stock.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase our outstanding shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. Under previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.1 million shares of our common stock for $146.0 million at an average price of $28.83 since July 2006. Included in this total are 1.4 million shares of our common stock repurchased during 2009 for $39.7 million at an average price of $27.73.

In December 2009, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. We intend to use cash on hand to repurchase shares. We did not repurchase any shares under this authorization during fiscal 2009.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2009:

			Total Number of
	Total		Shares Purchased	Maximum Dollar Value of
	Number of	Average	as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs

September 28, 2009 — November 1, 2009	112,409	$33.76	112,409	$7,040,833
November 2, 2009 — November 29, 2009	93,450	$31.25	93,450	$4,120,520
November 30, 2009 — January 3, 2010(1)	104,600	$35.95	104,600	$100,000,000

Total	310,459		310,459	$100,000,000

(1)	Our previous share repurchase program expired on December 31, 2009. Prior to program expiration, we repurchased an additional 6,900 shares at an average price of $38.71; however, these shares did not settle until after January 3, 2010 and thus are not included in the amounts shown for the December purchases period. The maximum dollar value of shares that may yet be purchased under the programs reflects our new share repurchase program, which was authorized in December 2009.

Performance Graph

The following graph compares the cumulative five-year total return on the Company’s common stock with the cumulative total returns of the Nasdaq Composite Index and the Russell 2000 Index, in each case assuming an initial investment of $100 on January 2, 2005 and no dividend payments. Historical performance should not be considered indicative of future stockholder returns.

Comparison of Cumulative Total Return from January 2, 2005 through January 3, 2010

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$1,228,179	$1,198,124	$1,084,193	$932,116	$806,838
Costs and expenses:
Cost of sales	326,421	325,630	297,242	254,923	223,966
Labor	401,583	396,911	364,074	307,573	265,274
Operating	203,859	198,967	172,147	145,309	121,849
Occupancy	70,635	69,809	62,164	51,958	42,586
General and administrative	82,749	77,488	66,968	56,030	41,117
Depreciation and amortization	74,429	68,711	55,988	44,378	36,782
Preopening expense	3,919	8,457	14,310	11,922	9,102
Partner investment expense	(629)	(354)	(2,012)	4,371	4,800

Total costs and expenses	1,162,966	1,145,619	1,030,881	876,464	745,476

Income from operations	65,213	52,505	53,312	55,652	61,362
Interest and other income (expense), net	(1,637)	(3,362)	(100)	1,315	1,841

Income from continuing operations before taxes	63,576	49,143	53,212	56,967	63,203
Provision for income taxes	(18,492)	(12,193)	(12,420)	(14,078)	(17,033)

Income from continuing operations, net of tax	45,084	36,950	40,792	42,889	46,170
Loss from discontinued operations, net of tax(2)(3)	(479)	(7,591)	(4,560)	(1,520)	(147)

Net income	44,605	29,359	36,232	41,369	46,023
Less: Net income attributable to noncontrolling interests	1,408	1,933	4,169	8,116	8,227

Net income attributable to PFCB	$43,197	$27,426	$32,063	$33,253	$37,796

Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$1.90	$1.47	$1.44	$1.33	$1.44

Diluted	$1.87	$1.45	$1.41	$1.30	$1.41

Weighted average shares used in computation:
Basic	22,986	23,776	25,473	26,075	26,271

Diluted	23,413	24,080	25,899	26,737	27,000

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$43,676	$35,017	$36,623	$34,773	$37,943
Loss from discontinued operations, net of tax	(479)	(7,591)	(4,560)	(1,520)	(147)

Net income attributable to PFCB	$43,197	$27,426	$32,063	$33,253	$37,796

	As of	As of	As of	As of	As of
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008	2007	2006	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$63,499	$40,951	$24,055	$31,589	$31,948
Short-term investments (including restricted short-term investments)	—	—	—	—	42,410
Total assets	652,150	667,363	622,630	514,045	474,859
Long-term debt	1,212	82,496	90,828	13,723	5,360
Total PFCB common stockholders’ equity	335,349	320,826	293,887	289,525	293,898

(1)	We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal year 2009 was comprised of 53 weeks. Fiscal years 2008, 2007, 2006, and 2005 each were comprised of 52 weeks.

(2)	As a result of our decision to exit operations of Taneko, the results of Taneko (including a related asset impairment charge recognized during fiscal 2007) were classified as a discontinued operation for all periods presented as discussed further in Note 2 to our consolidated financial statements.

(3)	As a result of our decision to close 10 Pei Wei stores in fiscal 2008, the results of those 10 Pei Wei stores (including related asset impairment, lease termination and severance charges recognized during fiscal 2009 and 2008) were classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

No cash dividends were paid during any of the five previous years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section presents an overview of our restaurant concepts, other business lines, our growth strategy and challenges we face. A summary of our 2009 financial results and our 2010 outlook are also presented.

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

Bistro

As of January 3, 2010, we owned and operated 197 full service Bistro restaurants that feature a blend of high quality, traditional Chinese cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the U.S. with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest. Additionally, two international Bistro restaurants were opened in Mexico City and Kuwait City during the fourth quarter of fiscal 2009 under international development and licensing agreements.

Pei Wei

As of January 3, 2010, we also owned and operated 166 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. We closed 10 Pei Wei restaurants during the fourth quarter of 2008 and the results of these restaurants are reported within discontinued operations in our consolidated income statements for all periods presented. See Note 2 to our consolidated financial statements for further discussion.

Global Brand Development

International

We are selectively pursuing international expansion of our Bistro restaurants. During the second quarter of fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. We expect these relationships to take the form of license agreements under which we would receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales.

The first development and licensing agreement was signed with M.H. Alshaya, the Middle East’s leading retailer, to develop 34 Bistro restaurants throughout the Middle East over the next 10 years. The first restaurant opened in Kuwait City during the fourth quarter of fiscal 2009.

The second development and licensing agreement was signed with Alsea S.A.B. de C.V., the leading quick service restaurant operator in Mexico, to develop 30 Bistro restaurants in Mexico over the next 10 years. The first restaurant opened in Mexico City during the fourth quarter of fiscal 2009. Additionally, during February 2010, we signed a development and licensing agreement with Global Restaurant Concepts, Inc., a leading casual dining operator in the Philippines, to develop eight restaurants over the next five years. The first restaurant is scheduled to open in Manila during the first quarter of fiscal 2011.

We continue to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets.

Retail

In August 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S., under the P.F. Chang’s brand. The new products are expected to be available in retail outlets during the first half of fiscal 2010. We will receive ongoing royalty revenues based on a percentage of product sales.

Other Ventures

In August 2009, we announced an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by us into a majority equity position in True Food Kitchen. As of January 3, 2010, no borrowings were outstanding under the loan facility.

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

Our challenges

Our business is highly sensitive to changes in guest traffic. Increases in guest traffic drive higher sales, which improve the leverage of our fixed operating costs and thus enable us to achieve higher operating margins. As guest traffic decreases, as it has during the past few years, lower sales result in decreased leverage that can lead to deteriorations in our operating margins. To help offset the negative impacts of decreased leverage in a declining sales environment, our Bistro and Pei Wei operators have undertaken a series of initiatives designed to gain efficiencies at the restaurant level, with a focus on labor and cost of sales improvement opportunities, while taking special care to ensure that these initiatives do not negatively impact our guests’ dining experience. These initiatives included a focus on improved cross-training, food preparation and scheduling, which created significant improvement in back of the house labor efficiencies.

The restaurant industry can be significantly affected by changes in discretionary spending patterns, economic conditions, consumer tastes, lifestyle trends and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers dine out less frequently than in the past or have reduced the amount they spend on meals while dining out. Accordingly, we strive to continuously evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests while maintaining a high value-to-price perception. We continuously update our menu offerings and have injected our restaurants with an updated contemporary look and feel. We also continue to implement a number of new marketing initiatives designed to increase brand awareness and help drive guest traffic.

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

Our business is also influenced by the level of corporate travel and entertainment spending by businesses as a significant portion of our sales is generated by guests conducting business at our restaurants. During fiscal 2009, there was a considerable reduction in business travel and corporate spending in general, which negatively impacted our fiscal 2009 revenues and is expected to continue to have a significant effect on our results until such time as corporate spending increases.

Our 2009 Financial Results

During 2009, we experienced continued deterioration in guest traffic at our Bistro restaurants, while we saw improvement in guest traffic at our Pei Wei restaurants. We achieved higher operating margins at both concepts due to labor and operational efficiencies, which contributed to higher income in fiscal 2009.

Our 2009 financial results include:

•	Consolidated revenue growth of 2.5 percent to $1.2 billion, driven primarily by new restaurant openings and the benefit of an extra week in fiscal 2009, partially offset by a decline in sales at Bistro restaurants open longer than 18 months;

•	An increase in income from continuing operations of 24.7 percent to $43.7 million primarily due to operational efficiencies in cost of sales and labor and lower preopening costs;

•	An increase in diluted income per share from continuing operations attributable to PFCB of 29.0 percent to $1.87 due to a 24.7 percent increase in income from continuing operations combined with the benefit of lower diluted shares outstanding principally resulting from share repurchases;

•	Eight new Bistro openings and seven new Pei Wei openings.

2010 Outlook

We anticipate fiscal 2010 consolidated revenues will be flat compared to fiscal 2009. This is based on our expectation of slightly lower average weekly sales at both concepts during fiscal 2010 and the impact of a 52-week fiscal year in fiscal 2010 (versus 53 weeks in fiscal 2009), offset by the benefit of a full year of revenues for restaurants that opened during fiscal 2009 combined with revenues from six to ten anticipated new restaurant openings during fiscal 2010.

Despite the impact of slightly lower anticipated average weekly sales, we expect restaurant operating margins for fiscal 2010 to be consistent with fiscal 2009, primarily due to our expectation of favorable cost of sales offsetting the anticipated impact of deleverage of certain fixed operating costs and higher planned marketing spend.

We expect to open three to five new Bistro restaurants and three to five new Pei Wei restaurants during fiscal 2010. As a result, we anticipate slightly lower preopening expenses for fiscal 2010. Additionally, we expect to decrease interest expense and reduce diluted shares outstanding as a result of our planned paydown of outstanding credit line borrowings and additional repurchases of our common shares during fiscal 2010.

We also plan to fully repay our outstanding credit line borrowings of $40.0 million and repurchase approximately $40.0 million in common shares under our current $100.0 million share repurchase authorization during fiscal 2010.

Overall, we expect consolidated diluted earnings per share from continuing operations to approximate $2.00 for fiscal 2010.

2010 Development

Bistro

We intend to open three to five new Bistro restaurants in 2010, primarily located in existing markets. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet, and require an average total cash investment of approximately $2.5 million to $3.0 million (net of estimated tenant incentives) and total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2010.

Pei Wei

We intend to open three to five new Pei Wei restaurants in new and existing markets. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total cash investment of approximately $750,000 to $850,000 (net of estimated tenant incentives) and total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2010.

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

The following table shows total revenues and average weekly sales for our company-owned Bistro and Pei Wei restaurants based on the year of opening (revenues in thousands):

		Revenues			Average Weekly Sales
Year of Unit Opening	Units	2009	2008	2007	2009	2008	2007

Bistro
Pre-2002	64	350,057	365,577	379,013	103,201	110,213	113,886
2002	14	66,106	68,872	69,390	89,092	94,603	95,316
2003	18	91,914	95,740	98,101	96,346	102,287	104,809
2004	18	75,539	78,853	81,263	79,181	84,245	86,817
2005	18	76,653	79,875	83,259	80,349	85,337	88,953
2006	20	87,267	90,702	96,792	82,327	87,214	93,069
2007	20	91,726	98,756	41,687	86,534	94,958	108,279
2008	17	72,868	41,369	—	80,875	94,019	—
2009	8	13,152	—	—	98,887	—	—
Total Bistro	197	$925,282	$919,744	$849,505	$91,161	$98,127	$102,486
Pei Wei(1)
Pre-2002	5	10,479	10,529	11,209	39,543	40,497	43,111
2002	11	21,460	21,475	23,168	36,810	37,543	40,503
2003	17	34,342	33,982	36,021	38,115	38,440	40,748
2004	19	39,583	39,357	40,525	39,307	39,836	41,017
2005	23	43,761	42,598	43,458	35,899	35,618	36,337
2006	27	51,555	49,197	50,383	36,028	35,041	35,885
2007	32	54,179	52,792	29,673	31,945	31,726	34,909
2008	25	40,841	28,231	—	30,824	34,053	—
2009	7	6,479	—	—	36,198	—	—
Total Pei Wei	166	$302,679	$278,161	$234,437	$35,171	$35,675	$38,095

(1)	Reflects revenues and average weekly sales for Pei Wei continuing operations only.

Return on invested capital metrics are available on our website at www.pfcb.com.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Share-Based Compensation

We account for share-based compensation based on fair value measurement guidance. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions, for our options and cash-settled liability awards, with the exception of performance units. These assumptions include estimating 1) expected term, 2) common stock price volatility over the expected term and 3) the number of awards that will ultimately not vest (“forfeitures”). For performance units, a Monte Carlo simulation model is used to calculate fair value. The Monte Carlo simulation model incorporates the historical performance, volatility and correlation of our stock price and the Russell 2000 Index. Additionally, we use assumptions to estimate the expected forfeiture rate related to restricted stock in determining the share-based compensation for these awards. Changes in these assumptions can materially affect fair value and our estimates of share-based compensation and consequently, the related amount recognized in the consolidated statements of income.

Impairment of Long-Lived Assets

We review property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of noncontrolling interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. For restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period is considered a potential impairment indicator. In these situations, we evaluate future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, we either (a) continue to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognize an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on undiscounted future cash flows.

In the past, restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. However, an impairment charge was recognized during fiscal 2008 based on our decision to close ten underperforming Pei Wei restaurants, including several locations that were previously being monitored for impairment. We did not recognize any impairment charges during fiscal 2009.

Our impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on our experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. At any given time, we are actively monitoring a small number of restaurants and impairment charges could be triggered in the future if individual restaurant performance does not improve or if management decides to close that location. Also, if current economic conditions worsen, additional restaurants could be placed on active monitoring and potentially trigger impairment charges in future periods.

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

On a quarterly basis, we review and update our inventory of tax positions as necessary to add any new uncertain positions taken, or to remove previously identified uncertain positions that have been adequately resolved. Additionally, uncertain positions may be re-measured as warranted by changes in facts or law. Accounting for uncertain tax positions requires significant judgments, including estimating the amount, timing and likelihood of ultimate settlement. Although we believe that these estimates are reasonable, actual results could differ from these estimates.

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

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which tenant incentives received from landlords in connection with certain operating leases for each restaurant are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers’ compensation, general liability, medical and dental programs. We have paid to our insurance carrier amounts that approximate the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims. We develop these estimates using historical experience factors to estimate the ultimate claim exposure. Our self-insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of our actual historical trends as well as historical industry data. If actual claims experience differs from our assumptions and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated income statements.

Partnership Structure

We utilize a partnership philosophy to facilitate the development, leadership and operation of our restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Under this legal partnership program, each partner who wished to participate in our legal partnership structure, to the extent applicable, was required to make a cash capital contribution in exchange for a specified interest in the partnership. The ownership interest purchased by each partner generally ranged between two and ten percent of the restaurant or region the partner oversees. Generally, no more than ten percent of an individual restaurant was owned in total by noncontrolling partners. We performed an assessment of what the imputed fair value of these interests might be for a passive equity investor (i.e. not someone actually working in the restaurant), utilizing a discounted cash flow model and updated assumptions based on the results of an annual valuation analysis. This methodology involved the use of various estimates relating to future cash flow projections and discount rates for which significant judgments were required. We recognized any excess of the imputed fair value of these interests, determined by using the discounted cash flow model, over the cash contribution paid by our partners as partner investment expense upon purchase by the partner of the respective interest.

At the end of a specific term (generally five years), we have the right, but not the obligation, to purchase the noncontrolling interest in the partner’s respective restaurant or region at fair value. The estimated fair value of the noncontrolling interest is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region. We have the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. Prior to fiscal year 2009, any excess of the purchase price over the imputed fair value was recorded as an intangible asset and amortized over approximately 15 years for our Bistro restaurants and approximately 10 years for our Pei Wei restaurants. Beginning in fiscal year 2009 upon the adoption of new accounting guidance, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the purchase price over the imputed fair value is recognized as a reduction to additional-paid-in-capital in equity. See Note 1 to our consolidated financial statements for further discussion.

Effective January 2007 for new store openings, the Bistro began employing a different partnership structure to achieve the same goal. At the restaurant level, our Operating and Culinary Partners at stores opened on or after January 1, 2007 (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of a restaurant, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurant, as well as to participate in an incentive program that rewards improvements in the operating performance of the restaurant. As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation expense rather than as net income attributable to noncontrolling interests. Accordingly, compensation expense for these Operating and Culinary Partners is reflected in the consolidated income statement as labor expense. Additionally, a similar structure exists for our Market Partners, Market Chefs and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statement. As a result of this change, since the beginning of 2007, we have no longer recognized partner investment expense for new Bistro restaurant openings. Additionally, many existing legal partners requested an early buyout of their partnership interests during 2007 and 2008 as a result of their desire to participate in the new plan, the financial impact of which is discussed under “Partner Investment Expense” in Results of Operations.

The Pei Wei partnership structure was not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

Results of Operations

We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal year 2009 was comprised of 53 weeks and fiscal years 2008 and 2007 were each comprised of 52 weeks.

Fiscal 2009 compared to Fiscal 2008

Our consolidated operating results for the fiscal years ended January 3, 2010 (fiscal 2009) and December 28, 2008 (fiscal 2008) were as follows (dollars in thousands):

	Fiscal Year
	2009	% of Revenues	2008	% of Revenues	Change	% Change

Revenues	$1,228,179	100.0%	$1,198,124	100.0%	$30,055	2.5%
Costs and expenses:
Cost of sales	326,421	26.6%	325,630	27.2%	791	0.2%
Labor	401,583	32.7%	396,911	33.1%	4,672	1.2%
Operating	203,859	16.6%	198,967	16.6%	4,892	2.5%
Occupancy	70,635	5.8%	69,809	5.8%	826	1.2%
General and administrative	82,749	6.7%	77,488	6.5%	5,261	6.8%
Depreciation and amortization	74,429	6.1%	68,711	5.7%	5,718	8.3%
Preopening expense	3,919	0.3%	8,457	0.7%	(4,538)	(53.7)%
Partner investment expense	(629)	(0.1)%	(354)	0.0%	(275)	77.7%

Total costs and expenses	1,162,966	94.7%	1,145,619	95.6%	17,347	1.5%

Income from operations	65,213	5.3%	52,505	4.4%	12,708	24.2%
Interest and other income (expense), net	(1,637)	(0.1)%	(3,362)	(0.3)%	1,725	(51.3)%

Income from continuing operations before taxes	63,576	5.2%	49,143	4.1%	14,433	29.4%
Provision for income taxes	(18,492)	(1.5)%	(12,193)	(1.0)%	(6,299)	51.7%

Income from continuing operations, net of tax	45,084	3.7%	36,950	3.1%	8,134	22.0%
Loss from discontinued operations, net of tax	(479)	0.0%	(7,591)	(0.6)%	7,112	(93.7)%

Net income	44,605	3.6%	29,359	2.5%	15,246	51.9%
Less: Net income attributable to noncontrolling interests	1,408	0.1%	1,933	0.2%	(525)	(27.2)%

Net income attributable to PFCB	$43,197	3.5%	$27,426	2.3%	$15,771	57.5%

Certain percentage amounts may not sum due to rounding.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$925,321	100.0%	$919,963	100.0%	$5,358	0.6%
Costs and expenses:
Cost of sales	244,816	26.5%	249,911	27.2%	(5,095)	(2.0)%
Labor	300,775	32.5%	301,967	32.8%	(1,192)	(0.4)%
Operating	150,883	16.3%	149,083	16.2%	1,800	1.2%
Occupancy	50,186	5.4%	50,670	5.5%	(484)	(1.0)%
Depreciation and amortization	54,521	5.9%	51,091	5.6%	3,430	6.7%
Preopening expense	2,835	0.3%	5,677	0.6%	(2,842)	(50.1)%
Partner investment expense	(236)	0.0%	(1,066)	(0.1)%	830	(77.9)%
Net income attributable to noncontrolling interests	538	0.1%	1,361	0.1%	(823)	(60.5)%

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$302,724	100.0%	$278,161	100.0%	$24,563	8.8%
Costs and expenses:
Cost of sales	81,605	27.0%	75,719	27.2%	5,886	7.8%
Labor	100,808	33.3%	94,944	34.1%	5,864	6.2%
Operating	52,976	17.5%	49,884	17.9%	3,092	6.2%
Occupancy	20,449	6.8%	19,139	6.9%	1,310	6.8%
Depreciation and amortization	18,103	6.0%	16,158	5.8%	1,945	12.0%
Preopening expense	1,084	0.4%	2,780	1.0%	(1,696)	(61.0)%
Partner investment expense	(393)	(0.1)%	712	0.3%	(1,105)	—
Net income attributable to noncontrolling interests	870	0.3%	572	0.2%	298	52.1%

Percentages over 100% are not displayed.

Revenues

Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The increase in revenues was attributable to incremental new store revenues of $44.7 million, comprised of a full year of revenues from the 17 new stores that opened during 2008 and revenues generated by the eight new Bistro restaurants that opened during 2009. The increase was partially offset by a $39.1 million decline in revenues for stores that opened prior to 2008, due to a significant reduction in overall guest traffic combined with a slight decline in the average check. Fiscal year 2009 also includes the benefit from one extra week of revenues compared to fiscal year 2008.

Pei Wei:  The increase in revenues was attributable to incremental new store revenues of $19.1 million, comprised of a full year of revenues from the 25 new stores that opened during 2008 and revenues generated by the seven new Pei Wei restaurants that opened during 2009. The remainder of the increase was due to a $5.4 million increase in revenues for stores that opened prior to 2008, as well as a slight increase in overall guest traffic partially offset by a slight decline in the average check. Fiscal year 2009 also includes the benefit from one extra week of revenues compared to fiscal year 2008.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Cost of sales as a percentage of revenues decreased at both Bistro and Pei Wei due to the net impact of favorable product mix shifts, operational efficiencies, and favorable produce pricing. These declines were partially offset by higher wok oil costs. We negotiate annual pricing agreements for many of our key commodities and such contracts provided for favorable produce costs, consistent beef and seafood costs, and unfavorable poultry costs for fiscal 2009 as compared to fiscal 2008.

Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:

Bistro:  Labor expenses as a percentage of revenues decreased primarily due to improved labor efficiencies in culinary and hospitality positions and, to a lesser extent, the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development. These declines were partially offset by the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature and, to a lesser extent, higher management incentive and health insurance costs.

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

Bistro:  Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature, higher repairs and maintenance expense and higher menu printing costs. These increases were partially offset by lower utilities costs resulting from favorable rates and lower usage.

Pei Wei:  Operating expenses as a percentage of revenues decreased primarily due to lower utilities costs resulting from favorable rates, lower menu printing costs and the impact of increased leverage resulting from an extra week of revenues in fiscal 2009 on the portion of operating costs that is fixed in nature. These decreases were partially offset by higher repairs and maintenance costs and, to a lesser extent, increased marketing spend.

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs as a percentage of revenues decreased from prior year primarily due to lower contingent rent expense resulting from lower sales, the impact of increased leverage resulting from an extra week of revenues in fiscal 2009 and, to a lesser extent, decreased general liability insurance. These decreases were partially offset by the impact of decreased leverage on lower average weekly sales.

Pei Wei:  Occupancy costs as a percentage of revenues decreased from prior year primarily due to the impact of increased leverage resulting from an extra week of revenues in fiscal 2009 and lower property tax expense partially offset by the impact of decreased leverage on lower average weekly sales.

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

Consolidated general and administrative costs increased primarily due to higher management incentive accruals, higher share-based compensation expense, principally resulting from the performance unit award grants issued to our co-CEOs during the first quarter of 2009 and the cash-settled liability awards issued during fiscal 2009, as well as additional compensation expense resulting from unrealized holding gains associated with investments in the 401(k) Restoration Plan. These increases were partially offset by lower management salaries due to decreased headcount and a reduction in other administrative support costs. Fiscal 2008 also includes $2.0 million of cash and non-cash charges related to a separation agreement with the former Pei Wei president which included a severance payment, accelerated vesting of unvested options and the extension of the expiration date of all outstanding stock options.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees.

Depreciation and amortization increased at both Bistro and Pei Wei primarily due to additional depreciation on restaurants that opened during fiscal 2009 and fiscal 2008. As a percentage of revenues, depreciation and amortization increased at both Bistro and Pei Wei primarily due to the impact of decreased leverage resulting from lower average weekly sales, partially offset by the impact of increased leverage resulting from an extra week of revenues in fiscal 2009.

Preopening Expense

Preopening expenses, which are expensed as incurred, consist of expenses incurred prior to opening a new restaurant and are comprised principally of manager salaries, employee payroll and related training costs. Preopening expenses also include straight-line rent expense for the period between the possession date of leased premises and the restaurant opening date. Each segment contributed as follows:

Bistro:  Preopening expense decreased primarily due to the impact of opening eight new restaurants during fiscal 2009 compared to opening 17 new restaurants during fiscal 2008.

Pei Wei:  Preopening expense decreased primarily due to the impact of opening seven new restaurants during fiscal 2009 compared to opening 25 new restaurants during fiscal 2008.

Partner Investment Expense

Partner investment expense represents the difference between the imputed fair value of noncontrolling interests at the time our partners invested in our restaurants and our partners’ cash contributions for those ownership interests. Additionally, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater. Each segment contributed as follows:

Bistro:  All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from fewer early buyouts of noncontrolling interests during fiscal 2009 compared to fiscal 2008.

Pei Wei:  Partner investment expense decreased primarily due to the impact of opening fewer new restaurants during fiscal 2009 compared to fiscal 2008.

Interest and Other Income (Expense), Net

Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to interest-bearing overnight deposits. Realized and unrealized holding gains (losses) related to investments in the 401(k) Restoration Plan are included within other income (expense), with a corresponding offset in general and administrative expense.

The change in consolidated interest and other income (expense), net was primarily due to lower interest expense resulting from the repayment of $40.0 million of our outstanding credit line borrowings in fiscal 2009. Additionally, unrealized holding gains during the current year compared to unrealized holding losses in the prior year associated with investments in the 401(k) Restoration Plan, lower capitalized interest and lower interest income contributed to the change. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 29.7% for fiscal 2009 compared to 25.8% for fiscal 2008. Prior fiscal year includes the impact of a change in estimate related to amended tax returns. Additionally, fiscal year 2009 state tax expense increased from fiscal year 2008. This is due to an increase in state tax filings, impacts of state tax reform measures and changes in filing methodology as a result of audits. The income tax rate for both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. In fiscal year 2009, income from continuing operations increased at a greater rate than FICA tip credits generated as compared to fiscal year 2008. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Loss from Discontinued Operations, Net of Tax

The results of Taneko and 10 closed Pei Wei restaurants are classified as discontinued operations for all periods presented. During fiscal 2009, we recognized pretax charges of $1.4 million related to estimated and actual lease termination costs. See Fiscal 2008 compared to Fiscal 2007 Loss from Discontinued Operations, Net of Tax section for further discussion.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of our net income which is attributable to the collective ownership interests of our noncontrolling partners. In certain of our restaurants, we employ a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers, and certain of our executive chefs. Each segment contributed as follows:

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2008 and, to a lesser, extent, the impact of noncontrolling interest buyouts occurring during fiscal 2009. These buyouts reduced the number of noncontrolling interests from 133 at the beginning of fiscal 2008 to 20 as of January 3, 2010.

Pei Wei:  Net income attributable to noncontrolling interests as a percentage of revenues increased from the prior year primarily due to the impact of higher restaurant net income and, to a lesser extent, a cumulative adjustment of prior period expense, partially offset by the impact of 132 noncontrolling interest buyouts occurring since the beginning of fiscal 2008.

Fiscal 2008 compared to Fiscal 2007

Our consolidated operating results for the fiscal years ended December 28, 2008 (fiscal 2008) and December 30, 2007 (fiscal 2007) were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$1,198,124	100.0%	$1,084,193	100.0%	$113,931	10.5%
Costs and expenses:
Cost of sales	325,630	27.2%	297,242	27.4%	28,388	9.6%
Labor	396,911	33.1%	364,074	33.6%	32,837	9.0%
Operating	198,967	16.6%	172,147	15.9%	26,820	15.6%
Occupancy	69,809	5.8%	62,164	5.7%	7,645	12.3%
General and administrative	77,488	6.5%	66,968	6.2%	10,520	15.7%
Depreciation and amortization	68,711	5.7%	55,988	5.2%	12,723	22.7%
Preopening expense	8,457	0.7%	14,310	1.3%	(5,853)	(40.9)%
Partner investment expense	(354)	0.0%	(2,012)	(0.2)%	1,658	(82.4)%

Total costs and expenses	1,145,619	95.6%	1,030,881	95.1%	114,738	11.1%

Income from operations	52,505	4.4%	53,312	4.9%	(807)	(1.5)%
Interest and other income (expense), net	(3,362)	(0.3)%	(100)	0.0%	(3,262)	—

Income from continuing operations before taxes	49,143	4.1%	53,212	4.9%	(4,069)	(7.6)%
Provision for income taxes	(12,193)	(1.0)%	(12,420)	(1.1)%	227	(1.8)%

Income from continuing operations, net of tax	36,950	3.1%	40,792	3.8%	(3,842)	(9.4)%
Loss from discontinued operations, net of tax	(7,591)	(0.6)%	(4,560)	(0.4)%	(3,031)	66.5%

Net income	29,359	2.5%	36,232	3.3%	(6,873)	(19.0)%
Less: Net income attributable to noncontrolling interests	1,933	0.2%	4,169	0.4%	(2,236)	(53.6)%

Net income attributable to PFCB	$27,426	2.3%	$32,063	3.0%	$(4,637)	(14.5)%

Certain percentage amounts do not sum to total due to rounding. Percentages over 100% not displayed.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$919,963	100.0%	$849,743	100.0%	$70,220	8.3%
Costs and expenses:
Cost of sales	249,911	27.2%	232,578	27.4%	17,333	7.5%
Labor	301,967	32.8%	282,919	33.3%	19,048	6.7%
Operating	149,083	16.2%	131,863	15.5%	17,220	13.1%
Occupancy	50,670	5.5%	47,059	5.5%	3,611	7.7%
Depreciation and amortization	51,091	5.6%	42,294	5.0%	8,797	20.8%
Preopening expense	5,677	0.6%	9,012	1.1%	(3,335)	(37.0)%
Partner investment expense	(1,066)	(0.1)%	(3,358)	(0.4)%	2,292	(68.3)%
Net income attributable to noncontrolling interests	1,361	0.1%	3,351	0.4%	(1,990)	(59.4)%

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2008	Revenues	2007	Revenues	Change	% Change

Revenues	$278,161	100.0%	$234,450	100.0%	$43,711	18.6%
Costs and expenses:
Cost of sales	75,719	27.2%	64,664	27.6%	11,055	17.1%
Labor	94,944	34.1%	81,155	34.6%	13,789	17.0%
Operating	49,884	17.9%	40,284	17.2%	9,600	23.8%
Occupancy	19,139	6.9%	15,105	6.4%	4,034	26.7%
Depreciation and amortization	16,158	5.8%	12,278	5.2%	3,880	31.6%
Preopening expense	2,780	1.0%	5,298	2.3%	(2,518)	(47.5)%
Partner investment expense	712	0.3%	1,346	0.6%	(634)	(47.1)%
Net income attributable to noncontrolling interests	572	0.2%	818	0.3%	(246)	(30.1)%

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

General and Administrative

Consolidated general and administrative costs increased primarily due to higher management incentive accruals resulting from the accrual of a corporate bonus for fiscal 2008 compared to the absence of such an accrual in fiscal 2007 as well as higher compensation and benefits expense primarily related to the addition of corporate management personnel and increased health insurance costs. These increases were partially offset by lower share-based compensation expense. Fiscal 2008 also includes $2.0 million of cash and non-cash charges related to a separation agreement with the former Pei Wei president which included a severance payment, accelerated vesting of unvested options and the extension of the expiration date of all outstanding stock options.

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

Partner Investment Expense

Each segment contributed as follows:

Bistro:  The change in partner investment expense resulted primarily from changes in the partnership structure beginning in 2007 which led to a significant increase in early buyouts of noncontrolling interests beginning in fiscal 2007. Early buyouts resulted in a $1.1 million reversal of previously recognized partner investment expense during fiscal 2008 as compared to a $3.4 million reversal during fiscal 2007, in each case due to the fair value of the noncontrolling interests at inception date exceeding the fair value of the noncontrolling interests at repurchase date.

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

Loss from Discontinued Operations, Net of Tax

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

Net Income Attributable to Noncontrolling Interests

Each segment contributed as follows:

Bistro:  Net income attributable to noncontrolling interests as a percentage of revenues at the Bistro decreased due to the impact of noncontrolling interest buyouts occurring during fiscal 2008 and the full year impact of noncontrolling interest buyouts that occurred during fiscal 2007. During fiscal 2008 and fiscal 2007, 92 interests and 203 interests were purchased, respectively, which reduced the number of noncontrolling interests to 40 interests at the end of fiscal 2008.

Pei Wei:  Net income attributable to noncontrolling interests as a percentage of revenues decreased slightly primarily due to the impact of noncontrolling interest buyouts occurring during fiscal 2007 and 2008.

Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended January 3, 2010, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2009				Fiscal 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$309,837	$301,360	$290,329	$326,653	$305,917	$301,533	$295,877	$294,797
Costs and expenses:
Cost of sales	26.8%	26.4%	26.3%	26.7%	27.3%	27.2%	27.2%	27.0%
Labor	32.5	32.6	33.0	32.8	33.8	33.2	33.1	32.4
Operating	16.4	16.2	17.5	16.4	15.7	16.4	17.6	16.7
Occupancy	5.6	5.8	6.1	5.6	5.8	5.8	5.8	5.9
General and administrative	6.4	6.8	7.0	6.7	6.1	6.3	6.1	7.4
Depreciation and amortization	6.0	6.2	6.6	5.6	5.4	5.7	5.8	6.1
Preopening expense	0.2	0.2	0.5	0.4	0.9	0.6	0.5	0.8
Partner investment expense	(0.1)	0.0	0.0	0.0	0.1	(0.2)	0.0	(0.1)

Total costs and expenses	93.7	94.1	97.0	94.2	95.0	95.0	96.3	96.1

Income from operations	6.3	5.9	3.0	5.8	5.0	5.0	3.7	3.9
Interest and other income (expense), net	(0.3)	(0.1)	0.0	(0.1)	(0.3)	(0.3)	(0.3)	(0.2)

Income from continuing operations before taxes	6.0	5.8	3.1	5.7	4.7	4.6	3.4	3.7
Provision for income taxes	(1.6)	(1.7)	(0.9)	(1.8)	(1.2)	(1.2)	(0.7)	(1.0)

Income from continuing operations, net of tax	4.4	4.1	2.2	3.8	3.5	3.4	2.7	2.7
Loss from discontinued operations, net of tax	0.0	(0.2)	0.0	0.0	(0.1)	(0.2)	(1.6)	(0.7)

Net income	4.4%	3.9%	2.2%	3.9%	3.4%	3.3%	1.1%	2.0%
Less: Net income attributable to noncontrolling interests	0.1	0.1	0.1	0.2	0.2	0.2	0.1	0.1

Net income attributable to PFCB	4.3%	3.9%	2.1%	3.7%	3.2%	3.1%	1.0%	1.8%

Certain percentage amounts may not sum to total due to rounding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants. More recently, our need for capital resources has also been driven by repayments of long-term debt, repurchases of our common stock, and purchases of noncontrolling interests.

The following table presents a summary of our cash flows for fiscal years 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Net cash provided by operating activities	$160,419	$139,753	$137,920
Net cash used in investing activities	(50,118)	(87,886)	(153,344)
Net cash (used in) provided by financing activities	(87,753)	(34,971)	7,890

Net increase (decrease) in cash and cash equivalents	$22,548	$16,896	$(7,534)

Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown due principally to the effect of depreciation and amortization, a net increase in operating liabilities and share-based compensation expense as well as non-cash asset impairment and lease termination charges.

Investing Activities

We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities primarily related to capital expenditures of $49.9 million, $87.2 million, and $151.6 million in fiscal years 2009, 2008 and 2007, respectively. Capital expenditures were relatively higher during fiscal 2008 and relatively lower during fiscal 2009 due to the number of new restaurant openings in each year (15 new restaurants during fiscal 2009 compared to 42 new restaurants during fiscal 2008). Also included is capitalized interest of $0.3 million, $0.7 million, and $1.8 million in 2009, 2008, and 2007, respectively.

We intend to open three to five new Bistro restaurants and three to five new Pei Wei restaurants in fiscal year 2010. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million(net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend approximately $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages which have increased over prior years due to increases in construction related costs of steel, aluminum and lumber. We expect total gross capital expenditures for fiscal 2010 to approximate $30.0 million to $40.0 million ($25.0 million to $35.0 million, net of tenant incentives).

Financing Activities

Financing activities during fiscal 2009, 2008, and 2007 included debt repayments of $45.9 million, $12.5 million, and $30.5 million, respectively, and repurchases of common stock of $39.7 million, $10.0 million, and $50.0 million, respectively. Financing activities also included purchases of noncontrolling interests, proceeds from stock options exercised and employee stock purchases, distributions to noncontrolling interest partners, and the tax benefit (shortfall) from share-based compensation, net. Fiscal 2007 also included $96.0 million of credit line borrowings.

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

For fiscal 2010, we believe that our cash flow from operations will significantly exceed our projected capital requirements. As a result, we plan to continue evaluating other uses of capital, including, but not limited to, debt repayment, repurchases of our common stock and cash dividends.

In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.

Credit Facility

On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allowed for borrowings of up to $150.0 million. On December 15, 2009, we amended the Credit Facility which reduced the borrowings allowed to $75.0 million and modified certain restrictive language regarding restricted payments such as dividends and share repurchases. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of January 3, 2010 as our leverage ratio was 1.23:1 and the fixed charge coverage ratio was 2.19:1.

As of January 3, 2010, we had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. We intend to fully repay the outstanding borrowings of $40.0 million under the Credit Facility during fiscal 2010. Available borrowings under the Credit Facility were $23.8 million at January 3, 2010. See Item 7A below for a discussion of interest rates and our interest rate swap.

Share Repurchase Program

Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.1 million shares of our common stock for $146.0 million at an average price of $28.83 since July 2006. Included in this total are 1.4 million shares of our common stock repurchased during 2009 for $39.7 million at an average price of $27.73. The remaining $0.4 million available under the Company’s previous share repurchase program expired in December 2009.

In December 2009, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices over the next two years. We intend to use cash on hand to repurchase shares. We did not repurchase any shares under this authorization during fiscal 2009. We plan to repurchase approximately $40.0 million of our outstanding shares of common stock under the $100.0 million repurchase authorization during fiscal 2010.

Cash Dividends

Based on our desire to consistently return excess cash flow to our shareholders, the Board of Directors has approved the initiation of a quarterly variable cash dividend. The amount of the cash dividend will be computed based on 45% of our quarterly net income and is expected to total approximately $0.90 per share during fiscal 2010.

Partnership Activities

As of January 3, 2010, there were 40 partners within our partnership system representing 141 partnership interests. During fiscal 2009, we had the opportunity to purchase 18 noncontrolling interests which had reached the five-year threshold period during the year, as well as 79 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 96 of these noncontrolling interests in their entirety for a total of $4.7 million, all of which was paid in cash.

During fiscal 2010, we will have the opportunity to purchase 11 additional noncontrolling interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate less than $1.0 million based upon the estimated fair value of the respective interests at January 3, 2010.

Purchase Commitments

The following table shows our purchase commitments by category as of January 3, 2010 (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$42,957	$41,236	$126	$128	$1,467
Operating leases	341,414	49,635	96,184	82,841	112,754
Capital leases	3,343	416	832	832	1,263
Purchase obligations	205,030	116,142	78,851	10,037	—

Total	$592,744	$207,429	$175,993	$93,838	$115,484

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

Other Commitments

In August 2009, we announced an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of January 3, 2010, no borrowings were outstanding under the loan facility.

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

Interest Rates

We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings of up to $75.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At January 3, 2010, we had borrowings of $40.0 million outstanding under our credit facility as well as unsecured promissory notes totaling $1.2 million.

During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our revolving credit facility, including the impact of the interest rate swap agreement, was 4.8% as of January 3, 2010.

Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

As of January 3, 2010, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.

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

Cash-settled Awards

We issued cash-settled awards during fiscal 2009, including performance units, cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock price to the performance of the Russell 2000 Index. Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense. See Note 13 to our consolidated financial statements for further discussion of the fair value of the cash-settled awards and fair value fluctuations of cash-settled awards.

Item 8.	Financial Statements and Supplementary Data

P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries (the Company) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, equity, and cash flows for the years ended January 3, 2010, December 28, 2008, and December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang’s China Bistro, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 29, 2008, the Company has changed its method of accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Phoenix, Arizona
February 17, 2010

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 3,	December 28,
	2010	2008

ASSETS
Current assets:
Cash and cash equivalents	$63,499	$40,951
Inventories	5,291	4,930
Other current assets	38,449	51,643

Total current assets	107,239	97,524
Property and equipment, net	497,928	524,004
Goodwill	6,819	6,819
Intangible assets, net	22,241	24,270
Other assets	17,923	14,746

Total assets	$652,150	$667,363

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,825	$15,203
Construction payable	1,600	4,358
Accrued expenses	77,088	71,162
Unearned revenue	35,844	31,115
Current portion of long-term debt, including $976 and $3,502 due to related parties at January 3, 2010 and December 28, 2008, respectively	41,236	5,753

Total current liabilities	175,593	127,591
Lease obligations	116,547	113,178
Long-term debt, including $0 and $1,073 due to related parties at January 3, 2010 and December 28, 2008, respectively	1,212	82,496
Other liabilities	18,488	14,691

Total liabilities	311,840	337,956
Commitments and contingencies (Note 18)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 22,911,054 shares and 24,114,107 shares issued and outstanding at January 3, 2010 and December 28, 2008, respectively	28	27
Additional paid-in capital	217,181	206,667
Treasury stock, at cost, 5,064,733 shares and 3,634,979 shares at January 3, 2010 and December 28, 2008, respectively	(146,022)	(106,372)
Accumulated other comprehensive loss	(294)	(755)
Retained earnings	264,456	221,259

Total PFCB common stockholders’ equity	335,349	320,826
Noncontrolling interests	4,961	8,581
Total equity	340,310	329,407

Total liabilities and equity	$652,150	$667,363

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Revenues	$1,228,179	$1,198,124	$1,084,193
Costs and expenses:
Cost of sales	326,421	325,630	297,242
Labor	401,583	396,911	364,074
Operating	203,859	198,967	172,147
Occupancy	70,635	69,809	62,164
General and administrative	82,749	77,488	66,968
Depreciation and amortization	74,429	68,711	55,988
Preopening expense	3,919	8,457	14,310
Partner investment expense	(629)	(354)	(2,012)

Total costs and expenses	1,162,966	1,145,619	1,030,881

Income from operations	65,213	52,505	53,312
Interest and other income (expense), net	(1,637)	(3,362)	(100)

Income from continuing operations before taxes	63,576	49,143	53,212
Provision for income taxes	(18,492)	(12,193)	(12,420)

Income from continuing operations, net of tax	45,084	36,950	40,792
Loss from discontinued operations, net of tax	(479)	(7,591)	(4,560)

Net income	44,605	29,359	36,232
Less: Net income attributable to noncontrolling interests	1,408	1,933	4,169

Net income attributable to PFCB	$43,197	$27,426	$32,063

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$1.90	$1.47	$1.44
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.02)	(0.32)	(0.18)

Net income attributable to PFCB common stockholders	$1.88	$1.15	$1.26

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$1.87	$1.45	$1.41
Loss from discontinued operations, net of tax, attributable to PFCB common stockholders	(0.02)	(0.31)	(0.17)

Net income attributable to PFCB common stockholders	$1.85	$1.14	$1.24

Weighted average shares used in computation:
Basic	22,986	23,776	25,473

Diluted	23,413	24,080	25,899

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$43,676	$35,017	$36,623
Loss from discontinued operations, net of tax	(479)	(7,591)	(4,560)

Net income attributable to PFCB	$43,197	$27,426	$32,063

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	PFCB Common Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Total

Balances, December 31, 2006	25,373	$27	$174,101	$(46,373)	$—	$161,770	$33,315	$322,840
Issuance of common stock under stock option plans	439	—	5,617	—	—	—	—	5,617
Issuance of common stock under employee stock purchase plan	83	—	2,174	—	—	—	—	2,174
Issuance of restricted shares under incentive plans, net of forfeitures	101	—	—	—	—	—	—	—
Purchases of treasury stock	(1,844)	—	—	(49,985)	—	—	—	(49,985)
Share-based compensation expense(1)	—	—	10,512	—	—	—	—	10,512
Tax benefit from share-based compensation, net	—	—	3,981	—	—	—	—	3,981
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(6,365)	(6,365)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	387	387
Purchases of noncontrolling interests	—	—	—	—	—	—	(13,699)	(13,699)
Partner investment expense	—	—	—	—	—	—	(2,012)	(2,012)
Partner bonus expense, imputed	—	—	—	—	—	—	1,374	1,374
Net income	—	—	—	—	—	32,063	4,169	36,232

Balances, December 30, 2007	24,152	27	196,385	(96,358)	—	193,833	17,169	311,056
Issuance of common stock under stock option plans	31	—	284	—	—	—	—	284
Issuance of common stock under employee stock purchase plan	31	—	774	—	—	—	—	774
Issuance of restricted shares under incentive plans, net of forfeitures	294	—	—	—	—	—	—	—
Purchases of treasury stock	(394)	—	—	(10,014)	—	—	—	(10,014)
Share-based compensation expense(1)	—	—	9,715	—	—	—	—	9,715
Tax shortfall from share-based compensation, net	—	—	(491)	—	—	—	—	(491)
Unrealized loss on derivatives	—	—	—	—	(755)	—	—	(755)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(3,323)	(3,323)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	245	245
Purchases of noncontrolling interests	—	—	—	—	—	—	(8,002)	(8,002)
Partner investment expense	—	—	—	—	—	—	(354)	(354)
Partner bonus expense, imputed	—	—	—	—	—	—	913	913
Net income	—	—	—	—	—	27,426	1,933	29,359

Balances, December 28, 2008	24,114	27	206,667	(106,372)	(755)	221,259	8,581	329,407
Issuance of common stock under stock option plans	241	1	2,891	—	—	—	—	2,892
Issuance of common stock under employee stock purchase plan	34	—	774	—	—	—	—	774
Shares withheld for taxes on restricted stock, net of forfeitures	(48)	—	(673)	—	—	—	—	(673)
Purchases of treasury stock	(1,430)	—	—	(39,650)	—	—	—	(39,650)
Share-based compensation expense(1)	—	—	7,700	—	—	—	—	7,700
Tax benefit from share-based compensation, net	—	—	1,348	—	—	—	—	1,348
Unrealized gain on derivatives	—	—	—	—	461	—	—	461
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,749)	(1,749)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	50	50
Purchases of noncontrolling interests	—	—	(1,526)	—	—	—	(3,184)	(4,710)
Partner investment expense	—	—	—	—	—	—	(629)	(629)
Partner bonus expense, imputed	—	—	—	—	—	—	484	484
Net income	—	—	—	—	—	43,197	1,408	44,605

Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310

(1)	Share-based compensation expense includes equity-settled awards only.

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Operating Activities:
Net income	$44,605	$29,359	$36,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,429	69,661	57,251
Share-based compensation	11,552	9,715	10,512
Non-cash asset impairment and lease termination charges in discontinued operations	611	9,889	3,125
Deferred income taxes	(4,354)	5,381	4,767
Partner bonus expense, imputed	484	913	1,374
Other	63	143	167
Partner investment expense	(629)	(354)	(2,012)
Tax (benefit) shortfall from share-based compensation, net	(1,348)	491	(3,981)
Changes in operating assets and liabilities:
Inventories	(361)	(281)	(417)
Other current assets	17,640	(18,406)	(786)
Other assets	(1,398)	(434)	(3,937)
Accounts payable	4,622	(2,542)	2,490
Accrued expenses	4,015	9,524	3,411
Unearned revenue	4,729	5,769	7,120
Lease obligations	4,382	19,914	21,911
Other liabilities	1,377	1,011	693

Net cash provided by operating activities	160,419	139,753	137,920
Investing Activities:
Capital expenditures	(49,865)	(87,178)	(151,553)
Capitalized interest	(253)	(708)	(1,791)

Net cash used in investing activities	(50,118)	(87,886)	(153,344)
Financing Activities:
Repayments of long-term debt	(45,850)	(12,512)	(30,475)
Purchases of treasury stock	(39,650)	(10,014)	(49,985)
Purchases of noncontrolling interests	(4,710)	(9,763)	(13,032)
Distributions to noncontrolling interest partners	(1,749)	(3,323)	(6,365)
Payments of capital lease obligation	(185)	(171)	(158)
Borrowings on credit facility	—	—	96,000
Debt issuance costs	—	—	(254)
Contributions from noncontrolling interest partners	50	245	387
Tax benefit (shortfall) from share-based compensation, net	1,348	(491)	3,981
Proceeds from stock options exercised and employee stock purchases	2,993	1,058	7,791

Net cash provided by (used in) financing activities	(87,753)	(34,971)	7,890

Net increase (decrease) in cash and cash equivalents	22,548	16,896	(7,534)
Cash and cash equivalents at the beginning of the period	40,951	24,055	31,589

Cash and cash equivalents at the end of the period	$63,499	$40,951	$24,055

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,478	$5,442	$1,907
Cash paid for income taxes, net of refunds	$11,782	$9,842	$4,615

Supplemental Disclosure of Non-Cash Items:
Purchases of noncontrolling interests through issuance of long-term-debt	$—	$2,693	$11,732
Change in construction payable	$(2,758)	$(6,961)	$2,244

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2010

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company”) operates two restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). The Company was formed in 1996 and became publicly traded in 1998.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December. Fiscal year 2009 was comprised of 53 weeks and fiscal years 2008 and 2007 were each comprised of 52 weeks.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of January 3, 2010 and December 28, 2008 consisted primarily of money market fund investments and amounts receivable from credit card processors.

Receivables

Receivables, which the Company classifies within other current assets, consist primarily of amounts due from landlords for tenant incentives and amounts due from third-party gift card sales. Management believes outstanding amounts to be collectible.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at cost, which includes capitalized interest during the construction and development period. Furniture, fixtures and equipment are depreciated on a straight-line basis over the estimated useful service lives of the related assets, which approximate seven years. The Company’s home office building is depreciated on a straight-line basis over 30 years, and building improvements are depreciated on a straight-line basis over 20 years. Leasehold improvements and buildings under capital leases are amortized over the shorter of the useful life of the asset or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. China and smallwares are generally depreciated over two years up to 50 percent of their original cost and replacements are recorded as operating expenses as they are purchased.

Depreciation and amortization expense included in continuing operations includes the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, non-transferable liquor license fees and capitalized software costs, which totaled $74.4 million, $68.7 million and $56.0 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively. Depreciation and amortization expense included in continuing operations associated with property and equipment, including property under capital leases, which totaled $71.0 million, $65.5 million, and $53.3 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

During the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the Company incurred gross interest expense of $3.1 million, $4.8 million, and $2.5 million, respectively. Of these amounts, $0.3 million, $0.7 million, and $1.8 million, respectively, were capitalized during the years ended January 3, 2010, December 28, 2008, and December 30, 2007.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis which compares the estimated fair value of the reporting segment to the carrying value. As a secondary review, the Company also compares the market value of its common stock to the total Company carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of January 3, 2010, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Intangible assets were historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. Beginning fiscal 2009 upon the adoption of new accounting guidance, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as additional-paid-in-capital in equity. See Noncontrolling Interests in Recent Accounting

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Literature for further discussion. Intangible assets outstanding as of December 28, 2008 continue to be amortized over their useful lives.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of partner’s noncontrolling interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. For restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period is considered a potential impairment indicator. In these situations, the Company evaluates future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, the Company either (a) continues to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognizes an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on undiscounted future cash flows.

In the past, restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. During the year-ended December 28, 2008, the Company recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of the long-lived assets associated with the closure of 10 Pei Wei stores. During the year-ended December 30, 2007, the Company recognized an asset impairment charge of $3.1 million ($2.1 million net of tax) related to the write-off of the carrying value of the long-lived assets of Taneko associated with the fiscal 2008 asset sale. See Note 2 for further discussion. No other impairment of long-lived assets was recognized by the Company during the years ended December 28, 2008 and December 30, 2007. There were no impairments recognized by the Company during the year ended January 3, 2010. There can be no assurance that future impairment tests will not result in additional charges to earnings.

The Company’s impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. At any given time, the Company is actively monitoring a small number of restaurants and impairment charges could be triggered in the future if individual restaurant performance does not improve or if management decides to close that location. Also, if current economic conditions worsen, additional restaurants could be placed on active monitoring and potentially trigger impairment charges in future periods.

Other Assets

Other assets consist primarily of transferable and nontransferable liquor licenses, capitalized software costs, deferred compensation plan assets (see Note 13 for additional information), vendor deposits, trademarks and deferred financing costs. Nontransferable liquor licenses and trademarks are amortized over the shorter of the useful life of the asset or the length of the related lease or contract term. The term of the lease or contract includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Capitalized software costs are typically amortized over five years. See Note 6 for additional details on the Company’s other assets.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Liabilities

Other liabilities include the Company’s conditional asset retirement obligations (“ARO”), which are primarily associated with certain of the Company’s restaurant leases under which the landlord has the option to require, at a future date, the Company to remove its leasehold improvements at the end of the lease term and return the property to the landlord in its original condition. The Company estimates the fair value of these liabilities based on estimated store closing costs, accretes that current cost forward to the date of estimated ARO removal and discounts the future cost back as if it were performed at the inception of the lease. At the inception of such a lease, the Company records the ARO liability and also records a related capital asset in an amount equal to the estimated fair value of the liability. The ARO liability is accreted to its future value, with accretion expense recognized as interest and other income, net, and the capitalized asset is depreciated on a straight-line basis over the useful life of the asset, which is generally the life of the leasehold improvement. The estimate of the conditional asset retirement liability is based on a number of assumptions requiring management’s judgment, including store closing costs, inflation rates and discount rates. As a result, in future periods the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in estimated costs, inflation rates and other factors. See Note 12 for further details of the Company’s other liabilities.

Other liabilities also include the Company’s net long-term deferred tax liabilities, liabilities related to the Company’s deferred compensation plans (discussed further in Note 13) and a derivative liability (discussed further in this footnote and Note 8).

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines there is no legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Gift card breakage income was not significant in any fiscal year and is reported within revenues in the consolidated statements of income.

Initial territory fees received pursuant to licensing agreements are recognized as revenue when the Company has performed its material obligations under the agreement, which is typically after the opening of a certain number of restaurants within the territory. Store opening fees are recognized as revenue when the Company has substantially performed its obligations to assist the licensee in opening a new restaurant, which is generally at the time such restaurant opens for business. Ongoing royalty fees from licensed restaurants are based on a percentage of restaurant sales and are recognized as revenue in the period the related restaurants’ revenues are earned.

Ongoing royalty fees from retail product are based on a percentage of product sales, and are recognized as revenue upon the sale of the product to retail outlets.

Advertising

The Company expenses advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Advertising expense for the years ended January 3, 2010, December 28, 2008, and December 30, 2007 was $10.4 million, $9.2 million, and $5.5 million, respectively.

Partner Bonus Expense, Imputed

Partner bonus expense, imputed, which is classified within labor expense on the consolidated statements of income, represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but which is presented as bonus expense for accounting purposes. Specifically, given that employees who choose to invest as partners are not eligible to participate in restaurant-level bonus programs, a portion of their partnership earnings that would otherwise be presented as net income attributable to noncontrolling interests expense is deemed to be a bonus expense for financial reporting purposes. The amounts imputed are based on existing bonus programs used by the Company for non-investing employees based on individual restaurant-level operating results. Partner bonus expense, imputed for the years ended January 3, 2010, December 28, 2008, and December 30, 2007 was $0.5 million, $0.9 million, and $1.4 million, respectively.

Preopening Expense

Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for the Company’s leased restaurant locations.

Partner Investment Expense

Partner investment expense generally represents the difference between the imputed fair value of noncontrolling interests at the time the partners invest in their restaurants and the partners’ cash capital contribution for these ownership interests. Additionally, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

Consolidated partner investment expense for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was a net benefit of $0.6 million, $0.4 million and $2.0 million, respectively. See Note 16 for further discussion on the Company’s partnership structure.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes

The Company utilizes the liability method of accounting for income taxes in which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 17 for additional information regarding the change in unrecognized tax benefits.

Net income attributable to noncontrolling interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual noncontrolling interest investors.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Share-Based Compensation

The Company has granted equity-settled and liability-settled awards to certain of its employees and directors, and accounts for the awards based on the fair value measurement guidance. The estimated fair value of share-based compensation is amortized to expense over the vesting period. See Note 13 for further discussion of related accounting for share-based compensation.

Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and RSUs outstanding under the Company’s equity plans and employee stock purchase plan. For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, 2.1 million, 2.3 million, and 1.6 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted income from continuing operations attributable to PFCB per share:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Numerator:
Income from continuing operations attributable to PFCB common stockholders, net of tax	$43,676	$35,017	$36,623

Denominator:
Basic: Weighted-average shares outstanding during the year	22,986	23,776	25,473
Add: Dilutive effect of equity awards	427	304	426

Diluted	23,413	24,080	25,899

Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$1.90	$1.47	$1.44

Diluted	$1.87	$1.45	$1.41

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying value due to the Company’s right to repay outstanding balances at any time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily related to tenant incentives from landlords and third party gift card sales.

Derivatives

All derivatives are recognized on the balance sheet at fair value as either assets or liabilities. The fair value of the Company’s derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. The Company reports its derivative assets or liabilities in other assets, other liabilities, other current assets or accrued expenses as applicable. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any, as discussed below.

A cash flow hedge is a derivative designed to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability, or a forecasted transaction. The Company utilizes the hypothetical derivative method to measure hedge effectiveness. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings, as well as any ineffective portion of the gain or loss, as determined by the accounting requirements, are reported as a component of interest and other income (expense). If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive (loss) income is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that a forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive (loss) income are recognized into earnings immediately. There was no hedge ineffectiveness recognized during the periods ended January 3, 2010, and December 28, 2008.

During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixes the interest expense on a portion of the Company’s long-term debt for the duration of the swap. See Note 8 for further discussion of the Company’s interest rate swap.

Recent Accounting Literature

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

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

As a result of the Company’s implementation of the Codification during fiscal 2009, previous references to new accounting standards and literature are no longer applicable. In the current year financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through February 17, 2010, the issuance date of the Company’s financial statements. No recognized subsequent events were noted. See Note 21 for a discussion of the Company’s non-recognized subsequent events.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consolidation of Variable Interest Entities — Amended

(Included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s consolidated financial statements.

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

During the second half of fiscal 2008, the Company recognized a non-cash asset impairment charge of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the 10 Pei Wei store closures, which was included in discontinued operations. During the fourth quarter of fiscal 2008, the Company recognized additional pretax charges of $2.6 million related to estimated and actual lease termination costs and $0.1 million related to severance payments made in connection with the store closures, which was included in discontinued operations. During fiscal 2009, the Company recognized additional pretax charges of $1.4 million related to estimated and actual lease termination costs.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is pursuing lease termination agreements with each of the closed Pei Wei restaurant’s landlords as well as potential sub-tenant agreements. Lease termination agreements for seven of the ten locations have been executed as of the date of this Form 10-K.

Activity associated with the lease termination accrual is summarized below (in thousands):

	January 3,	December 28,
	2010	2008

Beginning Balance	$2,379	$—
Cash payments	(2,402)	(197)
Charges	1,439	2,576

Ending Balance	$1,416	$2,379

Charges include additional amounts recognized based on availability of new information which led to updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments as well as ongoing rent and other property-related payments. From store closure date through January 3, 2010, the Company has recognized and reported in discontinued operations a total of $4.0 million in lease termination charges for the closed Pei Wei locations. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.

Goodwill allocated to the Pei Wei concept totaled $0.3 million. The Company did not record any impairment to Pei Wei goodwill related to the fiscal 2008 store closures.

The Company determined that each individual Pei Wei restaurant represents a component of an entity since each store has separately identifiable operations and cash flows. Each restaurant is therefore considered a reporting unit in accordance with accounting guidance for goodwill and intangible assets. The ten closed restaurants were not in close proximity to other Pei Wei restaurants and the Company does not anticipate having significant ongoing cash inflows or outflows related to these operations subsequent to closure and lease termination. As a result, the Company determined that the Pei Wei restaurant closures met the criteria for classification as discontinued operations in the accompanying consolidated financial statements. As a result, all historical operating results as well as asset impairment, lease termination and severance charges related to the closed stores are reflected within discontinued operations in the consolidated financial statements for all periods presented.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss from Discontinued Operations

Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Revenues	$—	$9,597	$11,089
Lease termination charges	1,439	2,576	—
Severance charges	—	93	—
Loss from discontinued operations before income tax benefit(1)	(786)	(4,932)	(3,951)
Income tax benefit	307	1,923	1,444

Loss from discontinued operations, net of tax, before asset impairment charges	(479)	(3,009)	(2,507)
Asset impairment charges, net of tax	—	(4,582)	(2,053)

Loss from discontinued operations, net of tax	$(479)	$(7,591)	$(4,560)

(1)	Includes lease termination charges, deferred rent write-offs upon lease termination and deferred rent amortization

3.	Other Current Assets

Other current assets consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Receivables	$15,752	$24,867
Current portion of deferred tax asset	11,036	8,344
Prepaid rent	5,508	5,180
Income taxes receivable	2,388	9,960
Other	3,765	3,292

Total other current assets	$38,449	$51,643

Receivables as of January 3, 2010 and December 28, 2008 are primarily comprised of amounts due from landlords for tenant incentives as a result of new restaurant openings and amounts due from third-party gift card sales.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Land	$3,681	$3,681
Building and improvements	15,357	15,337
Leasehold improvements	600,798	576,861
Furniture, fixtures and equipment	182,970	167,153
China and smallwares	17,883	17,169

	820,689	780,201
Less: accumulated depreciation and amortization	(325,108)	(262,775)

	495,581	517,426
Add: Construction in progress	2,347	6,578

Property and equipment, net	$497,928	$524,004

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

Intangible assets consists of the following (in thousands):

	January 3,	December 28,
	2010	2008

Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(7,622)	(5,593)

Intangible assets, net	$22,241	$24,270

Amortization expense related to intangible assets included in depreciation and amortization expense in the consolidated income statement, for the years ended January 3, 2010, December 28, 2008, and December 30, 2007 was $2.0 million, $2.2 million, and $1.7 million, respectively.

The estimated aggregate annual amortization expense for intangible assets at January 3, 2010, is summarized as follows (in thousands):

2010	$2,240
2011	2,240
2012	2,225
2013	2,215
2014	2,127
Thereafter	11,194

Total	$22,241

6.	Other Assets

Other assets consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Software, net	$5,459	$4,581
Liquor licenses, net	6,836	6,632
Deferred compensation	3,454	1,272
Deposits	1,411	1,898
Other assets, net	763	363

Total other assets	$17,923	$14,746

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Accrued payroll	$26,262	$25,409
Accrued insurance	17,426	16,130
Sales and use tax payable	7,104	5,026
Property tax payable	3,638	4,151
Accrued rent	3,730	4,315
Derivative Liability(1)	471	—
Other accrued expenses	18,457	16,131

Total accrued expenses	$77,088	$71,162

(1)	Derivative Liability was reclassified from other liabilities during fiscal year 2009

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Credit Facility

On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allowed for borrowings of up to $150.0 million. On December 15, 2009, the Company amended the Credit Facility which reduced the borrowings allowed to $75.0 million and modified certain restrictive language regarding restricted payments such as dividends and share repurchases. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of January 3, 2010 as the Company’s leverage ratio was 1.23:1 and the fixed charge coverage ratio was 2.19:1.

The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of January 3, 2010, the Company had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $11.2 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $23.8 million at January 3, 2010.

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

At January 3, 2010 and December 28, 2008, the recorded fair value of the interest rate swap was a liability of $0.5 million and $1.2 million, respectively ($0.3 million and $0.8 million, net of tax, respectively). The interest rate swap is reported in the consolidated balance sheets within accrued expenses at January 3, 2010 and other liabilities at December 28, 2008 and is offset by a corresponding amount in equity, representing net unrealized losses included in accumulated other comprehensive loss. Such amounts will be recognized in the consolidated income statement over the remainder of the term ending on May 20, 2010. At January 3, 2010 and December 28, 2008, accumulated other comprehensive loss, as reflected in equity, consisted of unrealized losses on derivatives totaling $0.3 million and $0.8 million, net of tax, respectively. For the fiscal years ended January 3, 2010 and December 28, 2008, a $0.5 million unrealized gain and $0.8 million unrealized loss, respectively, was recorded in other comprehensive loss. There was no hedge ineffectiveness recognized during the fiscal years ended January 3, 2010 and December 28, 2008.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.   Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 3,	December 28,
	2010	2008

Credit line borrowings (see Note 8)	$40,000	$80,000
Unsecured promissory notes — related parties, maturing February 2010 through November 2010	976	4,575
Unsecured promissory notes — non-related parties, maturing March 2010 through May 2010	197	2,126
Other	1,275	1,548

Total debt	42,448	88,249
Less: current portion	41,236	5,753

Total long-term debt	$1,212	$82,496

Unsecured promissory notes relate to the Company’s purchase of noncontrolling interests and have interest rates of 65 to 75 basis points over LIBOR. Such notes are classified as related party for those partners who remain associated with the Company after the purchase of their interests. Other debt is presented net of debt discounts and is primarily comprised of non-interest-bearing promissory notes related to the purchase of certain of the Company’s liquor licenses.

The aggregate annual payments of long-term debt outstanding at January 3, 2010, are summarized as follows (in thousands):

2010	$41,236
2011	63
2012	63
2013	64
2014	64
Thereafter	1,467

Total	42,957
Less: debt discount	(509)

Total debt	$42,448

Note:  The Credit Facility expires on August 30, 2013. However, the Company intends to repay total outstanding credit line borrowings of $40.0 million during fiscal 2010. As such, the aggregate amount due in 2010 shown above includes outstanding credit line borrowings totaling $40.0 million as of January 3, 2010. Such amount is included in the current portion of long-term debt on the consolidated balance sheet as of January 3, 2010.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value Measurements

The Company’s financial assets and financial liabilities measured at fair value at January 3, 2010 are summarized below (in thousands):

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 3,	Assets/Liabilities	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Money Markets	$54,655	$—	$54,655	$—	market approach
Restoration Plan investments	3,454	—	3,454	—	market approach
Interest rate swap liability	(471)	—	(471)	—	income approach

Total	$57,638	$—	$57,638	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government backed securities at January 3, 2010.

The Company’s Restoration Plan investments are considered trading securities and are reported at fair value based on third party broker statements and are reflected within other assets in the consolidated balance sheet. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated income statements.

The fair value of the Company’s interest rate swap is estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and is reflected within accrued expenses at January 3, 2010 and other liabilities at December 28, 2008 in the consolidated balance sheet. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated credit and nonperformance risks and believes them to be insignificant and not warranting a credit adjustment at January 3, 2010. See Note 8 for a discussion of the Company’s interest rate swap.

11.	Leases

The Company leases certain buildings and land which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Amortization of assets under capital leases is included in depreciation and amortization expense.

Capital lease assets consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Capital lease assets, gross	$4,494	$4,494
Accumulated amortization	(2,507)	(2,278)

Capital lease assets, net	$1,987	$2,216

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related capital lease obligations are reported within lease obligations and consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Building	$2,062	$2,246
Land	1,050	1,050

Capital lease obligations	$3,112	$3,296

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2010 and 2025. The restaurant facility and real property leases primarily have renewal clauses of five to 20 years exercisable at the option of the Company. Certain renewal terms contain rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Additionally, certain leases require the payment of contingent rentals based on a percentage of gross revenues, as defined in the leases.

Rent expense included in occupancy expense in the consolidated statements of income for operating leases is summarized as follows (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Minimum rent	$37,215	$35,052	$30,511
Contingent rent	8,873	10,127	9,626

Total rent expense	$46,088	$45,179	$40,137

At January 3, 2010, the Company had signed lease agreements for unopened restaurants with total minimum lease payment obligations of $7.1 million. The following table does not include lease obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments under capital and operating leases are as follows (in thousands):

		Operating
	Capital Leases	Leases	Total

2010	$416	$49,635	$50,051
2011	416	48,774	49,190
2012	416	47,410	47,826
2013	416	44,008	44,424
2014	416	38,833	39,249
Thereafter	1,263	112,754	114,017

Total minimum lease payments	3,343	$341,414	$344,757

Less: Amount representing interest	1,346

Present value of minimum lease payments	$1,997

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate seven percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the amounts disclosed above.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Liabilities

Other liabilities consist of the following (in thousands):

	January 3,	December 28,
	2010	2008

Deferred income tax liability	$9,436	$10,399
Deferred compensation	3,653	1,423
Performance units	2,402	—
Cash-settled awards	1,453	—
Derivative liability(1)	—	1,227
Other	1,544	1,642

Total other liabilities	$18,488	$14,691

(1)	Derivative liability was reclassified to accrued expenses during fiscal year 2009

13.	Preferred Stock and PFCB Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of January 3, 2010 and December 28, 2008.

Stock Option Plans

1996 and 1997 Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and all options outstanding at January 3, 2010 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company had reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted as of January 3, 2010. No awards were granted during fiscal 2009 under this plan.

1998 Plan

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. The option exercise price per share for an incentive stock option and nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant. A total of

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 437,000 were available to be granted as of January 3, 2010. No awards were granted during fiscal 2009 under this plan.

1999 Plan

During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. The option exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within 10 years of their date of grant. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 80,000 were available to be granted as of January 3, 2010. No awards were granted during fiscal 2009 under this plan.

2006 Plan

In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for grants of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of equity awards are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. Options currently outstanding generally vest monthly over five years and expire within 10 years of their date of grant. All other types of awards generally cliff-vest over various years. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 319,000 were available to be granted as of January 3, 2010. Cash-settled awards are issued pursuant to the 2006 Plan, however do not decrease shares available.

Share-Based Compensation

The Company has granted stock options, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) for a fixed number of awards with an exercise price equal to or greater than the fair value of the awards at the date of grant. The Company has also granted restricted stock and restricted stock units (“RSUs”) with fair value determined based on the Company’s closing stock price on the date of grant. The Company has also granted performance units whose value will be determined on the date of vesting. The estimated fair value of share-based compensation is amortized to expense over the vesting period.

Equity-Classified Awards

Option valuation

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) expected term, 2) the Company’s common stock price volatility over the expected term, 3) the number of awards that will ultimately not vest (“forfeitures”) and (4) the weighted average risk-free rate of return. The Company’s outstanding options vest one-fifth after the first year and then monthly over remaining four years.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions used for stock option grants issued under the option plans:

	Year Ended(1)
	December 28,	December 30,
	2008	2007

Weighted average risk-free interest rate	3.1%	4.7%
Expected life of options (years)	5.5	5.5
Expected stock volatility	35.0%	35.0%
Expected dividend yield	0.0%	0.0%

(1)	There were no stock options granted during the year ended January 3, 2010.

The following table presents information regarding options granted and exercised (in thousands except weighted average fair value):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Weighted average fair value of stock options granted	$—	$11.89	$14.24
Intrinsic value of stock options exercised	$4,386	$590	$13,208
Tax (shortfall) benefit from share-based compensation	$1,348	$(491)	$3,981

Option activity

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
		Average Exercise	Term	Value(1)
	Shares	Price (per share)	(In years)	(In thousands)

Options outstanding at December 31, 2006	3,333,780	$35.01
Granted	308,251	34.94
Exercised	(439,924)	12.78
Forfeited (canceled)	(185,299)	43.55

Options outstanding at December 30, 2007	3,016,808	$37.72
Granted	10,842	31.42
Exercised	(30,732)	9.27
Forfeited (canceled)	(209,595)	46.45

Options outstanding at December 28, 2008	2,787,323	$37.36
Granted	—	—
Exercised	(240,754)	12.04
Forfeited (canceled)	(123,792)	47.45

Options outstanding at January 3, 2010	2,422,777	$39.36	4.5	$11,246

Options exercisable at January 3, 2010	2,140,934	$39.68	4.2	$9,984

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the quarter less the exercise price of each option multiplied by the number of in-the-money stock options.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding options outstanding and exercisable at January 3, 2010 is as follows:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 1.20 - $10.00	9,746	3.6 years	$7.18	9,746	$7.18
$10.01 - $15.00	57,500	0.5 years	15.00	57,500	15.00
$15.01 - $20.00	219,328	1.3 years	18.76	219,328	18.76
$20.01 - $25.00	2,068	2.0 years	24.39	2,068	24.39
$25.01 - $30.00	7,738	2.7 years	29.03	7,738	29.03
$30.01 - $35.00	827,798	5.1 years	31.50	623,048	31.42
$35.01 - $40.00	110,614	5.2 years	38.44	106,780	38.50
$40.01 - $45.00	339,068	5.0 years	43.69	317,817	43.72
$45.01 - $50.00	253,975	4.0 years	46.28	241,643	46.28
$50.01 - $59.11	594,942	5.2 years	55.69	555,266	55.58

Restricted stock activity

During the years ended December 28, 2008 and December 30, 2007, the Company issued restricted stock and RSUs as permitted under the 2006 Plan. Both restricted stock and RSUs are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The fair value of restricted stock and RSUs is determined based on the Company’s closing stock price on the date of grant. The restricted stock awards vest and become unrestricted three years after the date of grant. RSUs (which currently have only been issued to the Board of Directors) vest and become unrestricted one year after date of grant in accordance with each Directors’ elected service term. Share-based compensation expense is recognized ratably over a three-year service period for restricted stock and over a one-year service period for RSUs.

Information regarding activity for restricted stock and RSUs outstanding under the 2006 Plan is as follows:

	Restricted Stock
	Awards and RSUs
		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	(per share)

Outstanding at December 31, 2006	96,400	$30.46
Granted	128,922	33.84
Vested	—	—
Forfeited (canceled)	(27,420)	30.97

Outstanding at December 30, 2007	197,902	$32.59
Granted	355,231	18.26
Vested	—	—
Forfeited (canceled)	(42,439)	31.47

Outstanding at December 28, 2008	510,694	$22.72
Granted	—	—
Vested	(60,780)	30.61
Forfeited (canceled)	(31,405)	24.81

Outstanding at January 3, 2010(1)	418,509	$21.41

(1)	Outstanding includes 15,426 RSUs that vested during fiscal 2009 but have yet not settled.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of shares that vested during fiscal 2009 totaled approximately $2.1 million. No shares vested during fiscal 2008 and fiscal 2007.

Liability-Classified Awards

Performance Units

During fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.

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

The performance units are classified as liability awards and reported within other liabilities in the consolidated balance sheet, as they will be cash-settled at the end of the performance period. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At January 3, 2010, the fair value per performance unit was $6.54 calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At January 3, 2010, the recorded liability of the performance units was $2.4 million.

Cash-Settled Awards

During fiscal 2009, the Company issued cash-settled stock appreciation rights SARs and RCUs to members of its Board of Directors. The cash value of the SARs will be based on the appreciation of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant. The cash value of the RCUs will be based on the Company’s stock price on the date of settlement. At the election of each applicable director, the settlement date of RCUs was deferred until the earlier of the date they cease serving on the Company’s Board of Directors or a change in control of the Company. During fiscal 2009, the Company also granted RCUs to eligible employees in conjunction with its annual long-term incentive award grant.

Both SARs and RCUs are classified as liability awards and reported within other liabilities in the consolidated balance sheet, as they will be paid in cash on the settlement date. RCUs granted to eligible employees vest three years after the date of grant.

The fair value of the SARs and RCUs were estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended(1)
	January 3, 2010
	RCUs	SARs

Weighted average risk-free interest rate	1.5%	2.4%
Expected life of cash-settled awards (years)	3.0	4.5
Expected stock volatility	51.5%	44.3%
Expected dividend yield	0.0%	0.0%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	There were no liability-classified awards granted during the years ended December 28, 2008 and December 30, 2007

The fair value of SARs is equal to the value calculated per the Black-Scholes model. The fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. At January 3, 2010, the recorded liability of cash-settled awards was $1.5 million. Share-based compensation expense for both performance units and cash-settled awards is recognized ratably over the service period with the impact of updated fair value recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.

Information regarding activity for RCUs and SARs outstanding under the 2006 Plan is as follows:

	RCUs		SARs
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
		Fair Value		Fair Value
	Units	(per unit)	Units	(per unit)

Outstanding at December 28, 2008	—	$—	—	$—
Granted	162,115	50.96	13,276	14.96
Vested	—	—	—	—
Forfeited (canceled)	(4,645)	50.46	—	—

Outstanding at January 3, 2010	157,470	$50.98	13,276	$14.96

Share-based compensation expense

Share-based compensation expense from continuing operations for equity and liability-classified awards is classified as follows (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Equity-classified awards:
Labor	$313	$529	$906
General and administrative	7,387	9,143	9,473
Liability-classified awards:
General and administrative	3,852	—	—

Total share-based compensation	11,552	9,672	10,379
Less: tax benefit	(3,431)	(2,495)	(2,626)

Total share-based compensation, net of tax	$8,121	$7,177	$7,753

For the year ended December 28, 2008, share-based compensation expense includes a non-cash charge of $1.2 million related to the acceleration of the vesting of unvested options and the extension of the term of all outstanding stock options pursuant to a separation agreement with the former President of Pei Wei Asian Diner, Inc. entered into in December 2008.

Share-based compensation presented above excludes $43,000 and $133,000 ($26,000 and $87,000 net of tax), for fiscal years ended December 28, 2008 and December 30, 2007, respectively, related to discontinued operations.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no share-based compensation expense recorded in discontinued operations for the fiscal year ended January 3, 2010.

Non-Vested Share-Based Compensation Expense

At January 3, 2010, unrecognized share-based compensation, net of forfeitures (in thousands) as follows:

	Equity-Classified Awards		Liability-Classified Awards(1)
		Restricted	Performance	RCUs and
	Options	Stock	Units	SARs	Total

2010	$2,681	$2,212	$2,723	$2,385	$10,001
2011	1,148	1,379	2,723	2,069	7,319
2012	332	—	—	1,188	1,520
2013	8	—	—	—	8

Total	$4,169	$3,591	$5,446	$5,642	$18,848

(1)	Liability-classified awards are based on current fair value, which is updated each reporting period.

The unrecognized share-based compensation expense shown above will be recognized over the remaining weighted average vesting period which is approximately 1.1 years for stock options, 1.4 years for restricted stock, 2.0 years for performance units and 2.5 years for RCUs and SARs awards.

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24 month offering periods. Each offering period was originally divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan was initially equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period and the fair market value of the common stock on the last day of the offering period. The Company recognized share-based compensation expense for its Purchase Plan, which totaled $0.2 million for the year ended December 30, 2007.

In August 2007, the Company modified the terms of its Purchase Plan such that the price at which stock is purchased is now equal to 95 percent of the fair market value of the common stock on the last day of the offering period. As a result of this change, the Company’s Purchase Plan is no longer considered to be compensatory and therefore, the Company ceased recognizing share-based compensation expense associated with the Purchase Plan in August 2007. In November 2009, the Company further modified the terms of its Purchase Plan such that each offering period is divided into eight consecutive three-month purchase periods.

Share Repurchase Program

Under share repurchase programs authorized by the Company’s Board of Directors, the Company has repurchased a total of 5.1 million shares of its common stock for $146.0 million at an average price of $28.83 since July 2006. Included in this total are 1.4 million shares of the Company’s common stock repurchased during 2009 for $39.7 million at an average price of $27.73. The remaining $0.4 million available under the Company’s previous share repurchase program expired in December 2009.

In December 2009, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of its outstanding shares of common stock from time to time in the open market

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or in private transactions at prevailing market prices over the next two years. The Company intends to use cash on hand to repurchase shares. The Company did not repurchase any shares under this authorization during fiscal 2009.

14.	Benefit Plans

401(k) Plan

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”). Currently, the Plan covers employees that have completed six months of service and have attained the age of 21 years old. The Plan permits participants to contribute to the Plan, subject to Internal Revenue Code restrictions, and also permits the Company to make discretionary matching contributions. Beginning July 1, 2007, the Company began bi-weekly matching contributions in amounts equal to 25% of the first 6% of employee compensation contributed, resulting in a maximum contribution of 1.5% of participating employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s first year of service. For the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company’s matching contribution expense under the Plan was $0.5 million, $0.6 million and $0.3 million, respectively.

Restoration Plan

Effective July 1, 2007, the Company adopted a Restoration Plan, a nonqualified deferred compensation plan which allows officers and highly compensated employees with six months of service to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferrable under the Restoration Plan is 75% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 1.5% of employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Restoration Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s first year of service. For the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company’s matching contribution expense under the Restoration Plan was $0.2 million, $0.2 million and $0.1 million, respectively.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Restoration Plan. The accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $3.2 million and $1.2 million at January 3, 2010 and December 28, 2008, respectively. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

15.	Employment Agreements

The Company has executed employment agreements with the following executive officers: Co-Chief Executive Officers, Executive Vice-President, and Chief Financial Officer. The term for the current agreements for the Executive Vice President and Chief Financial Officer continues through May 28, 2011. The term for each of the Co-Chief Executive Officers continues through January 1, 2012. The agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination. The agreements provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). Should any of these events occur, the

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may be required to record an expense based upon the difference between the original grant price of the options and the fair value at the modification date for the number of awards ultimately affected by the modification. As of January 3, 2010, approximately 1.1 million equity-settled awards were affected by these agreements of which approximately 0.3 million shares were unvested, and approximately 1.2 million liability-settled awards were affected by these agreements of which approximately 1.2 million awards were unvested.

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

16.	Partnership Structure

The Company utilizes a partnership philosophy to facilitate the development, leadership and operation of its restaurants. Historically, this philosophy had been embodied in a traditional legal partnership structure, which included capital contributions from partners in exchange for an ownership stake in the profits and losses of the Company’s restaurants. Each partner was required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner managed. The ownership interest purchased by each partner generally ranged between two and ten percent of the restaurant or region the partner oversaw. At the end of a specific term (generally five years), the Company has the right, but not the obligation, to purchase the noncontrolling interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region, as appropriate. The Company has the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years.

Effective January 2007 for new store openings, the Bistro began employing a different structure to achieve the same goal. At the restaurant level, the Bistro’s Operating and Culinary Partners (“partners” in the philosophical not legal sense) share in the current profitability of the restaurant as well as participate in a long-term incentive program that rewards enhancement of economic value. Due to this change in partnership structure, individuals participating in the new plan receive amounts classified as compensation expense rather than a share of noncontrolling interest. Accordingly, compensation expense for the Bistro’s Operating and Culinary Partners is reflected in the consolidated income statements as labor expense. Additionally, a similar structure exists for the Bistro’s Market Partners, Market Chefs and Regional Vice Presidents, with related compensation expense reflected as general and administrative expense in the consolidated income statements. Partner investment expense has no longer been recognized for new Bistro restaurant openings since the beginning of fiscal 2007 as a result of this change; however, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The Pei Wei partnership structure was not affected by the changes at the Bistro and the traditional partnership structure remains in effect for new Pei Wei restaurant openings.

Beginning fiscal 2009 in accordance with new accounting guidance, the Company changed the accounting and reporting for minority interests, such that they have been recharacterized as noncontrolling interests. See Note 1 Recent Accounting Literature for further discussion of accounting and reporting changes.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of partnership activity:

	January 3,	December 28,
	2010	2008

Total number of partners	40	58
Partnership interests purchased during the year	96	149
Purchase price of partnership interests purchased (in thousands):
Cash	$4,710	$9,763
Debt	—	2,693

Total	$4,710	$12,456

17.	Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Federal:
Current	$19,023	$4,258	$5,475
Deferred	(3,682)	5,762	5,668

Total Federal	$15,341	$10,020	$11,143

State:
Current	$4,166	$1,592	$1,588
Deferred	(1,015)	581	(311)

Total State	$3,151	$2,173	$1,277

Total income tax expense	$18,492	$12,193	$12,420

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	5.8%	4.9%	2.6%
Share-based compensation expense	0.0%	0.1%	0.0%
FICA tip credit	(10.7)%	(13.5)%	(11.6)%
Other, net	(0.4)%	(0.5)%	(0.7)%

Total effective rate	29.7%	25.8%	25.3%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	January 3,	December 28,
	2010	2008

Deferred tax assets:
Share-based compensation	$11,560	$9,456
Insurance	5,880	2,397
Goodwill and intangibles	8,770	8,855
Unearned compensation	3,963	2,732
Deferred rent	4,520	4,108
Deferred revenue	3,960	2,908
FICA and AMT credit carryforwards	348	1,781
State credit carryforwards	1,586	1,049
Other	1,438	1,881

Total deferred tax assets	$42,025	$35,167

Deferred tax liabilities:
Depreciation on property and equipment	$39,928	$36,976

Net deferred tax assets (liabilities) before valuation allowance	$2,097	$(1,809)
Less: valuation allowance	(497)	(247)

Net deferred tax assets (liabilities)	$1,600	$(2,056)

The Company currently files tax returns on a consolidated basis in some states and on a stand-alone basis in others. At January 3, 2010 and December 28, 2008, the Company had deferred tax assets totaling $0.9 million and $0.6 million, respectively, related to state net operating loss carryforwards in certain states where stand-alone tax returns are filed. These losses expire over the next five to 20 years. The Company has recorded a valuation allowance to offset the deferred tax assets for those losses that the Company does not anticipate being able to utilize prior to their expiration.

At January 3, 2010 and December 28, 2008, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended January 3, 2010 and December 28, 2008, the Company recorded a $1.7 million and $0.3 million, respectively, increase to equity with a corresponding reduction to income tax liability. Additionally, at January 3, 2010 and December 28, 2008, the Company reversed $0.4 million and $0.8 million, respectively, of deferred tax assets related to fully vested cancelled options for which the Company will not receive a tax benefit. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for uncertain tax positions was $1.2 million and $1.3 million, respectively, at January 3, 2010 and December 28, 2008. This balance is the Company’s best estimate of the potential liability for uncertain tax positions. The decrease in the uncertain tax position reserve was primarily due to audit assessments that settled during 2009. This decrease was partially offset by increases to the reserve relating to current year requirements for asserted and unasserted items, as well as preliminary audit assessments. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s reserve for uncertain tax positions are as follows (in thousands):

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Beginning balance	$1,259	$1,175	$1,411
Increases (decreases) attributable to tax positions taken during prior periods	261	66	(94)
Increases attributable to tax positions taken during the current period	98	187	155
Decreases related to settlements with taxing authorities	(402)	(106)	(104)
Decreases resulting from a lapse of applicable statutes of limitations	—	(63)	(193)

Ending balance	$1,216	$1,259	$1,175

As of January 3, 2010 and December 28, 2008, the Company had accrued $0.4 million and $0.3 million, respectively, of interest related to uncertain tax positions. For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, provision for income tax includes a $0.1 million expense, a $0.02 million expense, and a $0.3 million benefit, respectively, related to interest expense on uncertain tax positions. As of January 3, 2010 and December 28, 2008, the Company had accrued $0.1 million and $0.1 million, respectively of penalties related to uncertain tax positions.

Currently, the Company has statutes of limitations open in various states ranging from the 1999 through 2008 tax years. The federal statute of limitations is currently open for the 2004 through 2008 tax years.

18.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to commodities contracts and construction for restaurants planned to open in the near future. At January 3, 2010, such purchase obligations approximated $116.1 million and were due within the following 12-month period.

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

Loan Facility

In August 2009, the Company entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of January 3, 2010, no borrowings were outstanding under the loan facility.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management has evaluated both quantitative and qualitative factors regarding the terms of the agreement with FRC Balance LLC, including, but not limited to, voting rights, obligations to absorb expected losses and rights to receive expected residual returns. Based on this assessment, management has determined that the entity does not need to be consolidated within the Company’s financial statements.

19.	Segment Reporting

The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. There were no material amounts of revenues or transfers among reportable segments.

The following table presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei

Fiscal Year 2009
Revenues	$1,228,179	$134	$925,321	$302,724
Segment profit	149,844	(1,671)	123,602	27,913
Capital expenditures	49,865	2,748	36,180	10,937
Depreciation and amortization	74,429	1,805	54,521	18,103
Total assets	652,150	20,293	522,940	108,917
Goodwill	6,819	—	6,566	253
Fiscal Year 2008
Revenues	$1,198,124	$—	$919,963	$278,161
Segment profit	136,163	(1,462)	115,880	21,745
Capital expenditures	87,178	2,450	65,546	19,182
Depreciation and amortization	68,711	1,462	51,091	16,158
Total assets	667,363	20,478	534,224	112,661
Goodwill	6,819	—	6,566	253
Fiscal Year 2007
Revenues	$1,084,193	$—	$849,743	$234,450
Segment profit	128,409	(1,416)	109,679	20,146
Capital expenditures	151,553	157	111,248	40,148
Depreciation and amortization	55,988	1,416	42,294	12,278

In addition to using consolidated GAAP results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company’s business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant businesses and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Non-GAAP Financial Information to GAAP measures (in thousands):

	Fiscal Year
	2009	2008	2007

Segment profit	$149,844	$136,163	$128,409
Less: General and administrative	(82,749)	(77,488)	(66,968)
Less: Preopening expense	(3,919)	(8,457)	(14,310)
Less: Partner investment expense	629	354	2,012
Less: Interest & other income (expense), net	(1,637)	(3,362)	(100)
Add: Net income attributable to noncontrolling interests	1,408	1,933	4,169

Income from continuing operations before taxes	$63,576	$49,143	$53,212

20.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2009 and 2008 (in thousands, except per share data).

	Fiscal 2009				Fiscal 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$309,837	$301,360	$290,329	$326,653	$305,917	$301,533	$295,877	$294,797
Income from continuing operations(1)	13,392	12,079	6,225	11,980	9,978	9,895	7,655	7,489
Net income(2)	13,349	11,605	6,208	12,035	9,649	9,370	2,962	5,445
Basic income from continuing operations per share	0.57	0.52	0.27	0.53	0.42	0.41	0.33	0.32
Basic net income per share	0.57	0.50	0.27	0.53	0.40	0.39	0.13	0.23
Diluted income from continuing operations per share	0.56	0.51	0.27	0.52	0.41	0.41	0.32	0.31
Diluted net income per share	0.56	0.49	0.27	0.52	0.40	0.39	0.12	0.23
Basic weighted average shares outstanding	23,442	23,057	22,810	22,633	23,972	23,898	23,613	23,623
Diluted weighted average shares outstanding	23,795	23,526	23,285	23,045	24,295	24,247	23,927	23,851

(1)	Income from continuing operations refers to income from continuing operations, net of tax, attributable to PFCB common stockholders.

(2)	Net income refers to Net income attributable to PFCB common stockholders.

In management’s opinion, the unaudited quarterly information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Events

Cash Dividends

During February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on the Company’s desire to consistently return excess cash flow to its shareholders. The amount of the cash dividend will be computed based on 45% of the Company’s quarterly net income and is expected to total approximately $0.90 per share during fiscal 2010. Based on seasonal fluctuations in the Company’s quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.

Global Brand Development

During February 2010, the Company signed a development and licensing agreement with Global Restaurant Concepts, Inc., a leading casual dining operator in the Philippines, to develop eight restaurants over the next five years. The first restaurant is scheduled to open in Manila during the first quarter of fiscal 2011.

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 3, 2010, an evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of January 3, 2010. These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our Co-CEOs and CFO concluded that our internal control over financial reporting was effective as of January 3, 2010 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

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

We have audited P.F. Chang’s China Bistro, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of January 3, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010 based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, equity, and cash flows for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, and our report dated February 17, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Phoenix, Arizona
February 17, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders to be held on April 22, 2010 (the “Proxy Statement”).

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

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at January 3, 2010 and December 28, 2008;

Consolidated Statements of Income for the Years Ended January 3, 2010, December 28, 2008, and December 30, 2007;

Consolidated Statements of Equity for the Years Ended January 3, 2010, December 28, 2008, and December 30, 2007;

Consolidated Statements of Cash Flows for the Years Ended January 3, 2010, December 28, 2008, and December 30, 2007;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5	Amended and Restated 1998 Employee Stock Purchase Plan, effective November 1, 2009.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(8)	2006 Equity Incentive Plan.
†10	.26(8)	Amended and Restated 1998 Stock Option Plan.
10	.27(9)	2007 Credit Agreement dated August 31, 2007.
†10	.28(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.29(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.30(10)	Amended and Restated Executive Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(10)	Amended and Restated Executive Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(10)	Amended and Restated Executive Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.33	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.
†10	.34(14)	Separation Agreement between the Company and Russell Owens, dated December 18, 2008.
10	.35(12)	First Amendment to 2007 Credit Agreement dated December 31, 2008.
10	.36(12)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.
10	.37(13)	Third Amendment to 2007 Credit Agreement dated December 15, 2009.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 17, 2009.

(14)	Incorporated by reference to the Registrant’s Form 10-K filed on February , 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2010.

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

Signature		Title	Date

By:	/s/ KERRII ANDERSON Kerrii Anderson	Director	February 17, 2010

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010

By:	/s/ LESLEY H. HOWE Lesley H. HOWE	Director	February 17, 2010

By:	/s/ KENNETH A. MAY Kenneth A. May	Director	February 17, 2010

Signature		Title	Date

By:	/s/ MARK D. MUMFORD Mark D. Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2010

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	February 17, 2010

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 17, 2010

By:	/s/ ROBERT T. VIVIAN Robert T. Vivian	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President and Director	February 17, 2010

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 17, 2010

EXHIBIT INDEX

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Manager Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5	Amended and Restated 1998 Employee Stock Purchase Plan, effective November 1, 2009.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(8)	2006 Equity Incentive Plan.
†10	.26(8)	Amended and Restated 1998 Stock Option Plan.
10	.27(9)	2007 Credit Agreement dated August 31, 2007.
†10	.28(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.29(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.30(10)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(10)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(10)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.33	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.
†10	.34	Separation Agreement between the Company and Russell Owens, dated December 18, 2008.
10	.35(12)	First Amendment to 2007 Credit Agreement dated December 31, 2008.
10	.36(12)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.
10	.37(13)	Third Amendment to 2007 Credit Agreement dated December 15, 2009.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on October 25, 2007.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 17, 2009.