Form 10-Q
period 2010-04-04
P F CHANGS CHINA BISTRO INC
filed 2010-04-28
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 4, 2010, there were 23,156,663 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 4,	January 3,
	2010	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$71,544	$63,499
Inventories	5,489	5,291
Other current assets	34,272	38,449

Total current assets	111,305	107,239
Property and equipment, net	487,492	497,928
Goodwill	6,819	6,819
Intangible assets, net	21,681	22,241
Other assets	18,793	17,923

Total assets	$646,090	$652,150

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,162	$19,825
Construction payable	2,736	1,600
Accrued expenses	61,354	77,088
Unearned revenue	29,649	35,844
Current portion of long-term debt, including $314 and $976 due to related parties at April 4, 2010 and January 3, 2010, respectively	40,521	41,236

Total current liabilities	154,422	175,593
Lease obligations	114,728	116,547
Long-term debt	1,223	1,212
Other liabilities	18,847	18,488

Total liabilities	289,220	311,840
Commitments and contingencies (Note 12)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,156,663 shares and 22,911,054 shares issued and outstanding at April 4, 2010 and January 3, 2010, respectively	23	28
Additional paid-in capital	227,124	217,181
Treasury stock, at cost, 5,113,533 shares and 5,064,733 shares at April 4, 2010 and January 3, 2010, respectively	(148,122)	(146,022)
Accumulated other comprehensive loss	(132)	(294)
Retained earnings	273,147	264,456

Total PFCB common stockholders’ equity	352,040	335,349
Noncontrolling interests	4,830	4,961

Total equity	356,870	340,310

Total liabilities and equity	$646,090	$652,150

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2010	2009

Revenues	$310,371	$309,837
Costs and expenses:
Cost of sales	84,013	83,072
Labor	104,475	100,707
Operating	52,753	50,691
Occupancy	17,838	17,378
General and administrative	19,053	19,814
Depreciation and amortization	19,001	18,496
Preopening expense	133	488
Partner investment expense	11	(464)

Total costs and expenses	297,277	290,182

Income from operations	13,094	19,655
Interest and other income (expense), net	(415)	(940)

Income from continuing operations before taxes	12,679	18,715
Provision for income taxes	(3,788)	(4,953)

Income from continuing operations, net of tax	8,891	13,762
Income (loss) from discontinued operations, net of tax	6	(43)

Net income	8,897	13,719
Less: Net income attributable to noncontrolling interests	206	370

Net income attributable to PFCB	$8,691	$13,349

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.38	$0.57
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.00)

Net income attributable to PFCB common stockholders	$0.38	$0.57

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.38	$0.56
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.00)

Net income attributable to PFCB common stockholders	$0.38	$0.56

Weighted average shares used in computation:
Basic	22,631	23,442

Diluted	23,104	23,795

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$8,685	$13,392
Income (loss) from discontinued operations, net of tax	6	(43)

Net income attributable to PFCB	$8,691	$13,349

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated
					other
	Common Stock		Additional	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	paid-in capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	66	1	773	—	—	—	—	774
Issuance of common stock under employee stock purchase plan	21	—	349	—	—	—	—	349
Issuance of restricted stock under incentive plans, net of forfeitures	(11)	—	—	—	—	—	—	—
Purchases of treasury stock	(479)	—	—	(9,364)	—	—	—	(9,364)
Share-based compensation expense (1)	—	—	2,113	—	—	—	—	2,113
Tax benefit from share-based compensation, net	—	—	74	—	—	—	—	74
Unrealized gain on derivatives	—	—	—	—	56	—	—	56
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(601)	(601)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(428)	—	—	—	(1,279)	(1,707)
Partner investment expense	—	—	—	—	—	—	(464)	(464)
Partner bonus expense, imputed	—	—	—	—	—	—	141	141
Net income	—	—	—	—	—	13,349	370	13,719

Balances, March 29, 2009	23,711	$28	$209,548	$(115,736)	$(699)	$234,608	$6,758	$334,507

Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	279	—	6,289	—	—	—	—	6,289
Issuance of common stock under employee stock purchase plan	27	—	984	—	—	—	—	984
Shares withheld for taxes on restricted stock, net of forfeitures	(11)	—	—	—	—	—	—	—
Purchases of treasury stock	(49)	(5)	—	(2,100)	—	—	—	(2,105)
Share-based compensation expense (1)	—	—	1,148	—	—	—	—	1,148
Tax benefit from share-based compensation, net	—	—	1,606	—	—	—	—	1,606
Unrealized gain on derivatives	—	—	—	—	162	—	—	162
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(372)	(372)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(84)	—	—	—	(90)	(174)
Partner investment expense	—	—	—	—	—	—	11	11
Partner bonus expense, imputed	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	8,691	206	8,897

Balances, April 4, 2010	23,157	$23	$227,124	$(148,122)	$(132)	$273,147	$4,830	$356,870

See accompanying notes to unaudited consolidated financial statements.

(1)	Share-based compensation expense includes equity-settled awards only.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2010	2009

Operating Activities:
Net income	$8,897	$13,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,001	18,496
Share-based compensation	2,965	2,328
Partner investment expense	11	(464)
Partner bonus expense, imputed	104	141
Deferred income taxes	(2,198)	(837)
Tax (benefit) shortfall from share-based compensation, net	(1,668)	(74)
Other	39	38
Changes in operating assets and liabilities:
Inventories	(198)	98
Other current assets	5,566	19,074
Other assets	(529)	(963)
Accounts payable	337	(4,158)
Accrued expenses	(15,464)	(9,759)
Unearned revenue	(6,195)	(7,113)
Lease obligations	(1,771)	(55)
Other liabilities	701	766

Net cash provided by operating activities	9,598	31,237

Investing Activities:
Capital expenditures	(6,741)	(8,186)
Receivable under Loan Facility (Note 12)	(330)	—
Capitalized interest	(19)	(39)

Net cash used in investing activities	(7,090)	(8,225)

Financing Activities:
Proceeds from stock options exercised and employee stock purchases	7,273	1,122
Purchases of treasury stock	(2,105)	(9,364)
Repayments of long-term debt	(715)	(12,461)
Distributions to noncontrolling interest partners	(372)	(601)
Purchases of noncontrolling interests	(174)	(1,707)
Payments of capital lease obligations	(48)	(44)
Contributions from noncontrolling interest partners	10	10
Tax benefit (shortfall) from share-based compensation, net	1,668	74

Net cash provided by (used in) financing activities	5,537	(22,971)

Net increase in cash and cash equivalents	8,045	41
Cash and cash equivalents at the beginning of the period	63,499	40,951

Cash and cash equivalents at the end of the period	$71,544	$40,992

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$706	$1,095
Cash paid for income taxes, net of refunds	$8,196	$117

Supplemental Disclosure of Non-Cash Items:
Change in construction payable	$1,136	$(1,306)
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of April 4, 2010, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 197 full service restaurants throughout the United States under the name of P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 167 quick casual restaurants under the name of Pei Wei Asian Diner (“Pei Wei”). Additionally, there are two Bistro restaurants in international markets that are operated by business partners under licensing agreements, and two Bistro restaurants operated in Hawaii under a joint venture arrangement in which we own a noncontrolling interest.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.
The consolidated balance sheet at January 3, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation and Presentation
The Company’s consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All material balances and transactions between the consolidated entities have been eliminated. Noncontrolling interests are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated income statements and shown as a component of equity in the consolidated balance sheets.
Recent Accounting Literature
Consolidation of Variable Interest Entities — Amended
(Included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)
SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of SFAS No. 167 in fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.
Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)
(Included in ASC 820 “Fair Value Measurements and Disclosures”)
Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three months ended April 4, 2010.

2. Discontinued Operations
Discontinued operations include results attributable to 10 Pei Wei restaurants that were closed during the fourth quarter of 2008. Income (loss) from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the 10 closed Pei Wei restaurants.
Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended
	April 4,	March 29,
	2010	2009

Revenues	$—	$—
Income (loss) from discontinued operations before income tax benefit(1)	10	(70)
Income tax benefit (expense)	(4)	27

Income (loss) from discontinued operations, net of tax	$6	$(43)

(1)	Includes lease termination charges, deferred rent write-offs upon lease termination and deferred rent amortization
The Company is pursuing lease termination agreements with each of the closed Pei Wei restaurants’ landlords as well as potential sub-tenant agreements. Lease termination agreements for seven of the ten locations have been executed as of April 4, 2010.
Activity associated with the lease termination accrual is summarized below (in thousands):

	April 4, 2010	March 29, 2009

Beginning balance	$1,416	$2,379
Cash payments	(118)	(1,023)
Charges	—	492

Ending balance	$1,298	$1,848

Charges include additional amounts recognized based on availability of new information, which led to updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments as well as ongoing rent and other property-related payments. From store closure date through April 4, 2010, the Company has recognized and reported in discontinued operations a total of $4.0 million in lease termination charges for the closed Pei Wei locations. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s equity plans and employee stock purchase plan. For the three months ended April 4, 2010 and March 29, 2009, 1.2 million and 2.3 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect.

4. Other Current Assets
Other current assets consist of the following (in thousands):

	April 4, 2010	January 3, 2010

Receivables	$5,603	$15,752
Current portion of deferred tax asset	10,757	11,036
Prepaid rent	5,525	5,508
Income taxes receivable	6,162	2,388
Other	6,225	3,765

Total other current assets	$34,272	$38,449

5. Other Assets
Other assets consist of the following (in thousands):

	April 4, 2010	January 3, 2010

Software, net	$5,392	$5,459
Liquor licenses, net	6,805	6,836
Restoration Plan investments	4,273	3,454
Deposits	1,335	1,411
Other assets, net	988	763

Total other assets	$18,793	$17,923

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 4, 2010	January 3, 2010

Accrued payroll	$15,933	$26,262
Accrued insurance	17,466	17,426
Sales and use tax payable	7,052	7,104
Property tax payable	3,221	3,638
Accrued rent	2,070	3,730
Derivative liability	201	471
Other accrued expenses	15,411	18,457

Total accrued expenses	$61,354	$77,088

7. Long-Term Debt
Credit Facility
On August 31, 2007, the Company entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allowed for borrowings of up to $150.0 million. On December 15, 2009, the Company amended the Credit Facility which reduced the borrowings allowed to $75.0 million and modified certain restrictive language regarding restricted payments such as dividends and share repurchases. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of April 4, 2010 as the Company’s leverage ratio was 1.27:1 and the fixed charge coverage ratio was 2.25:1.

The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of April 4, 2010, the Company had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $14.1 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $20.9 million at April 4, 2010.
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
At April 4, 2010 and January 3, 2010, the recorded fair value of the interest rate swap was a liability of $0.2 million and $0.5 million, respectively ($0.1 million and $0.3 million, net of tax, respectively). The interest rate swap is reported in the consolidated balance sheets within accrued expenses and is offset by a corresponding amount in equity, representing net unrealized losses included in accumulated other comprehensive loss. Such amounts will be recognized in the consolidated income statement over the remainder of the term ending on May 20, 2010. During the three months ended April 4, 2010 and March 29, 2009, unrealized gains of $0.2 million and $0.1 million, respectively, are included within other comprehensive loss. There was no hedge ineffectiveness recognized during the three month periods ended April 4, 2010 and March 29, 2009.
8. Other Liabilities
Other liabilities consist of the following (in thousands):

	April 4, 2010	January 3, 2010

Deferred income tax liability	$7,129	$9,436
Deferred compensation	4,547	3,653
Performance units	3,408	2,402
Cash-settled awards	2,264	1,453
Other	1,499	1,544

Total other liabilities	$18,847	$18,488

9. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value at April 4, 2010 and January 3, 2010 are summarized below (in thousands):

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets/Liabilities	Observable Inputs	Inputs
	April 4, 2010	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$66,565	$—	$66,565	$—	market approach
Restoration Plan investments	4,273	—	4,273	—	market approach
Interest rate swap liability	(201)	—	(201)	—	income approach

Total	$70,637	$—	$70,637	$—

		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets/Liabilities	Observable Inputs	Inputs
	January 3, 2010	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$54,655	$—	$54,655	$—	market approach
Restoration Plan investments	3,454	—	3,454	—	market approach
Interest rate swap liability	(471)	—	(471)	—	income approach

Total	$57,638	$—	$57,638	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government backed securities at April 4, 2010.
The Company’s Restoration Plan investments are considered trading securities and are reported at fair value based on third party broker statements. Such amounts are reflected within other assets in the consolidated balance sheets. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated income statements.
The fair value of the Company’s interest rate swap is estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and is reflected within accrued expenses in the consolidated balance sheets. These cash flows are based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigates derivative credit risk by transacting with highly rated counterparties. Management has evaluated credit and nonperformance risks and believes them to be insignificant and not warranting a credit adjustment at April 4, 2010. See Note 7 for a discussion of the Company’s interest rate swap.
10. Share-Based Compensation
The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”), and has issued liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company’s closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. There were no equity-classified awards granted during the three month periods ended April 4, 2010 and March 29, 2009.
Liability-Classified Awards
Performance Units
The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price as defined in the agreements, exceeds the strike price. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At April 4, 2010 and March 29, 2009, the fair value per performance unit was $7.23 and $4.58, respectively, calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At April 4, 2010 and January 3, 2010, the recorded liability of the performance units was $3.4 million and $2.4 million, respectively. There were no performance unit awards granted during the three months ended April 4, 2010.

Cash-Settled Awards
The cash value of the SARs will be based on the appreciation of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant, and the cash value of the RCUs will be based on the Company’s stock price on the date of settlement. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. At April 4, 2010 and January 3, 2010, the recorded liability of cash-settled awards was $2.3 million and $1.5 million, respectively.
SARs were awarded/granted to a member of the Board of Directors who joined the Board during the first quarter of fiscal 2010. No RCUs were granted during the three months ended April 4, 2010. No RCUs or SARs were granted during the three months ended March 29, 2009.
Share-based compensation expense for performance units, SARs and RCUs is recognized ratably over the service period with the impact of updated fair value recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	April 4, 2010
	RCUs	SARs
Weighted average risk-free interest rate	1.4%	2.3%
Expected life of cash-settled awards (years)	2.9	4.4
Expected stock volatility	51.8%	44.7%
Expected dividend yield	0.0%	0.0%
Share-Based Compensation Expense
Share-based compensation expense from continuing operations for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Equity-classified awards:
Labor	$45	$103
General and administrative	1,103	2,010
Liability-classified awards:
General and administrative	1,817	215

Total share-based compensation	2,965	2,328
Less: tax benefit	(901)	(629)

Total share-based compensation, net of tax	$2,064	$1,699

Non-Vested Share-Based Compensation Expense
At April 4, 2010, non-vested share-based compensation for equity-classified awards (net of actual forfeitures for options and estimated forfeitures for restricted stock), totaled $3.3 million for stock options and $2.7 million for restricted stock. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.6 years for stock options and 1.4 years for restricted stock.
At April 4, 2010, non-vested share-based compensation for liability-classified awards (based on current fair value, which is updated each reporting period), totaled $5.3 million for performance units and $5.1 million for RCU and SAR awards. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.7 years for performance units and 2.3 years for RCU and SAR awards.

11. Segment Reporting
The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, royalty fees related to Bistro restaurants operated by business partners pursuant to development and licensing agreements are reported within Shared Services and Other. There were no material amounts of revenues or transfers among reportable segments.
The following table presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended April 4, 2010:
Revenues	$310,371	$129	$230,767	$79,475
Segment profit (loss)	32,085	(371)	24,753	7,703
Capital expenditures	6,741	449	5,263	1,029
Depreciation and amortization	19,001	500	13,854	4,647

For the Three Months Ended March 29, 2009:
Revenues	$309,837	$—	$235,141	$74,696
Segment profit (loss)	39,123	(418)	32,806	6,735
Capital expenditures	8,186	1,622	5,296	1,268
Depreciation and amortization	18,496	418	13,728	4,350

As of April 4, 2010:
Total assets	$646,090	$21,905	$519,848	$104,337
Goodwill	6,819	—	6,566	253

As of January 3, 2010:
Total assets	$652,150	$20,293	$522,940	$108,917
Goodwill	6,819	—	6,566	253
In addition to using consolidated results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company’s business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as these costs relate to support of both restaurant businesses and are generally not specifically identifiable to individual restaurant operations. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants.
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended
	April 4,	March 29,
	2010	2009
Segment profit	$32,085	$39,123
Less: General and administrative	(19,053)	(19,814)
Less: Preopening expense	(133)	(488)
Less: Partner investment expense	(11)	464
Less: Interest and other income (expense), net	(415)	(940)
Add: Net income attributable to noncontrolling interests	206	370

Income from continuing operations before taxes	$12,679	$18,715

12. Commitments and Contingencies
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
In August 2009, the Company entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of April 4, 2010, $0.3 million in borrowings was outstanding under the loan facility.
13. Subsequent Event
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
Based on the Board of Directors authorization, on April 28, 2010 the Company announced a cash dividend of $0.17 per share to be paid May 19, 2010 to all shareholders of record at the close of business on May 5, 2010. Based on shares outstanding at April 4, 2010, total dividend payments paid during the second quarter of fiscal 2010 will approximate $3.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 3, 2010 contained in our 2009 Annual Report on Form 10-K.
Some of the statements in this section contain forward–looking statements, which involve risks and uncertainties. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed Form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, changes in general economic and political conditions that affect consumer spending; changes in government legislation may increase our labor costs; our dependence on the financial performance of restaurants concentrated in certain geographic areas; and intense competition in the restaurant industry. Because we cannot guarantee future results, levels of activity, performance or achievements, undue reliance should not be placed on these forward-looking statements.
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of April 4, 2010, we owned and operated 197 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the U.S. with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest. Additionally, two international Bistro restaurants were opened in Mexico City and Kuwait City during fiscal 2009 under international development and licensing agreements.
We intend to open four new Bistro restaurants during fiscal 2010, none of which were open by the end of the first quarter of 2010. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet, and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2010.
Pei Wei
As of April 4, 2010, we owned and operated 167 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
We intend to open three new Pei Wei restaurants during fiscal 2010, one of which was open by the end of the first quarter of 2010. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2010.

Global Brand Development
International
We are selectively pursuing international expansion of our Bistro restaurants. During fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. We also signed one development and licensing agreement with a new partner in early fiscal 2010. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales. Our partners collectively expect to open four to six restaurants during fiscal 2010.
We continue to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets.
Retail
During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S., under the P.F. Chang’s brand. The new products will be available in retail outlets during the first half of fiscal 2010. We will receive ongoing royalty revenues based on a percentage of product sales. These percentages will escalate over the first three years of the agreement.
Other Ventures
During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by us into a majority equity position in True Food Kitchen. As of April 4, 2010, $0.3 million in borrowings was outstanding under the loan facility.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three month periods ended April 4, 2010 and March 29, 2009, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

Results for the three month periods ended April 4, 2010 and March 29, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	April 4, 2010	Revenues	March 29, 2009	Revenues	Change	Change

Revenues	$310,371	100.0%	$309,837	100.0%	$534	0.2%
Costs and expenses:
Cost of sales	84,013	27.1%	83,072	26.8%	941	1.1%
Labor	104,475	33.7%	100,707	32.5%	3,768	3.7%
Operating	52,753	17.0%	50,691	16.4%	2,062	4.1%
Occupancy	17,838	5.7%	17,378	5.6%	460	2.6%
General and administrative	19,053	6.1%	19,814	6.4%	(761)	(3.8%)
Depreciation and amortization	19,001	6.1%	18,496	6.0%	505	2.7%
Preopening expense	133	0.0%	488	0.2%	(355)	(72.7%)
Partner investment expense	11	0.0%	(464)	(0.1%)	475	—

Total costs and expenses	297,277	95.8%	290,182	93.7%	7,095	2.4%

Income from operations	13,094	4.2%	19,655	6.3%	(6,561)	(33.4%)
Interest and other income (expense), net	(415)	(0.1%)	(940)	(0.3%)	525	(55.9%)

Income from continuing operations before taxes	12,679	4.1%	18,715	6.0%	(6,036)	(32.3%)
Provision for income taxes	(3,788)	(1.2%)	(4,953)	(1.6%)	1,165	(23.5%)

Income from continuing operations, net of tax	8,891	2.9%	13,762	4.4%	(4,871)	(35.4%)
Income (loss) from discontinued operations, net of tax	6	0.0%	(43)	(0.0%)	49	—

Net income	8,897	2.9%	13,719	4.4%	(4,822)	(35.1%)
Less: Net income attributable to noncontrolling interests	206	0.1%	370	0.1%	(164)	(44.3%)

Net income attributable to PFCB	$8,691	2.8%	$13,349	4.3%	$(4,658)	(34.9%)

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	April 4, 2010	Revenues	March 29, 2009	Revenues	Change	Change

Revenues	$230,767	100.0%	$235,141	100.0%	$(4,374)	(1.9%)
Costs and expenses:
Cost of sales	62,711	27.2%	62,963	26.8%	(252)	(0.4%)
Labor	78,192	33.9%	76,051	32.3%	2,141	2.8%
Operating	38,546	16.7%	36,973	15.7%	1,573	4.3%
Occupancy	12,640	5.5%	12,441	5.3%	199	1.6%
Depreciation and amortization	13,854	6.0%	13,728	5.8%	126	0.9%
Preopening expense	26	0.0%	294	0.1%	(268)	(91.2%)
Partner investment expense	—	0.0%	(148)	-0.1%	148	(100.0%)
Net income attributable to noncontrolling interests	71	0.0%	179	0.1%	(108)	(60.3%)

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	April 4, 2010	Revenues	March 29, 2009	Revenues	Change	Change

Revenues	$79,475	100.0%	$74,696	100.0%	$4,779	6.4%
Costs and expenses:
Cost of sales	21,302	26.8%	20,109	26.9%	1,193	5.9%
Labor	26,283	33.1%	24,656	33.0%	1,627	6.6%
Operating	14,207	17.9%	13,718	18.4%	489	3.6%
Occupancy	5,198	6.5%	4,937	6.6%	261	5.3%
Depreciation and amortization	4,647	5.8%	4,350	5.8%	297	6.8%
Preopening expense	107	0.1%	194	0.3%	(87)	(44.8%)
Partner investment expense	11	0.0%	(316)	(0.4%)	327	—
Net income attributable to noncontrolling interests	135	0.2%	191	0.3%	(56)	(29.3%)
Percentages over 100% are not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The decrease in revenues was primarily attributable to a $13.3 million decline in revenues for stores that opened prior to the first quarter of 2009 driven by a decline in the average check and partially offset by a slight increase in overall guest traffic. The decrease was also partially offset by incremental new store revenues of $8.9 million, comprised of a full quarter of revenues from the eight new stores that opened during fiscal 2009.
Pei Wei: The increase in revenues was primarily attributable to incremental new store revenues of $3.2 million, comprised of a full quarter of revenues from the seven new stores that opened during fiscal 2009 and revenues generated by the one new Pei Wei restaurant that opened during 2010. The increase was also due to a $1.4 million increase in revenues for stores that opened prior to the first quarter of 2009 driven by an increase in overall guest traffic and a slight increase in the average check.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues increased primarily due to the impact of greater sales discounts, including a new happy hour rollout, and, to a lesser extent, unfavorable product yields on lettuce due to first quarter of fiscal 2010 weather impacts. These increases were slightly offset by the net impact of product mix shifts and favorable beef and produce pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased slightly primarily due to favorable beef and produce pricing as well as the net impact of product mix shifts, partially offset by the impact of higher costs related to limited time offer menu items.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased primarily due to higher hourly wage rates, the impact of greater sales discounts and additional hospitality labor costs (principally related to a new happy hour rollout) and higher state unemployment taxes. These increases were partially offset by improved operational efficiencies and lower management incentive costs.
Pei Wei: Labor expenses as a percentage of revenues increased slightly primarily due to higher culinary labor costs.

Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend, the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature, higher menu printing costs and higher repairs and maintenance expense. These increases were partially offset by lower utilities costs resulting from lower usage.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to lower facilities costs and increased leverage on higher average weekly sales, partially offset by increased marketing spend.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales, partially offset by lower contingent rent expense resulting from lower sales.
Pei Wei: Occupancy costs as a percentage of revenues decreased slightly primarily due to the impact of increased leverage on higher average weekly sales.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research.
Consolidated general and administrative costs decreased primarily due to lower management incentive accruals, partially offset by higher share-based compensation expense principally resulting from our liability-classified awards.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during fiscal 2009. The increase, as a percentage of revenues, was driven by the impact of decreased leverage resulting from lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during fiscal 2009 and the first quarter of 2010. As a percentage of revenues, depreciation and amortization remained consistent with prior year primarily due to the impact of increased leverage resulting from higher average weekly sales offset by additional depreciation related to new digital menu boards installed during fiscal 2009.
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
Bistro: Preopening expense decreased primarily due to the impact of no new restaurant openings during the first quarter of 2010 compared to one new restaurant opening during the first quarter of 2009.
Pei Wei: Preopening expense decreased primarily due to the timing of expenses for new restaurant openings scheduled for fiscal 2010 compared to fiscal 2009.

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
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from having fewer early buyouts of noncontrolling interests during the first quarter of 2010 compared to the first quarter of 2009.
Pei Wei: Partner investment expense increased primarily due to the impact of fewer buyouts during the first quarter of 2010 compared to the first quarter of 2009.
Interest and Other Income (Expense), Net
Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to interest-bearing overnight deposits. Realized and unrealized holding gains (losses) related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset in general and administrative expense.
The change in consolidated interest and other income (expense), net was primarily due to lower interest expense resulting from the repayment of $40.0 million of our outstanding credit line borrowings during fiscal 2009. Additionally, unrealized holding gains during the current year compared to unrealized holding losses in the prior year associated with investments in the Restoration Plan, and to a lesser extent, lower interest income also contributed to the change. We expect to continue to recognize net interest expense until such time as we further lower our outstanding debt levels or increase our development.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 30.4% for the first quarter of 2010 compared to 27.0% for the first quarter of 2009. The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2010 is expected to be higher than our historic rate due to the impact of income from continuing operations from non-tipped concepts as well as higher anticipated income from operations. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.
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
Bistro: The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of noncontrolling interest buyouts occurring during fiscal 2010. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 18 as of April 4, 2010.
Pei Wei: Net income attributable to noncontrolling interests as a percentage of revenues decreased from the prior year primarily due to the impact of 78 noncontrolling interest buyouts occurring since the beginning of fiscal 2009.

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
The following table presents a summary of our cash flows for the three months ended April 4, 2010 and March 29, 2009 (in thousands):

	April 4, 2010	March 29, 2009
Net cash provided by operating activities	$9,598	$31,237
Net cash used in investing activities	(7,090)	(8,225)
Net cash provided by (used in) financing activities	5,537	(22,971)

Net increase in cash and cash equivalents	$8,045	$41

Operating Activities
Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization, a net increase in operating liabilities and share-based compensation expense as well as lease termination charges. The change in operating activities is primarily due to lower net income, cash paid for income taxes, change in incentive compensation balances and timing of rent payments.
Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities were primarily related to capital expenditures of $6.7 million and $8.2 million during the first quarter of fiscal years 2010 and 2009, respectively. Capital expenditures were relatively lower compared to the prior year quarter primarily due to the number of new restaurant openings in the first quarter (one new restaurant during fiscal 2010 compared to two new restaurants during the first quarter 2009).
We intend to open four new Bistro restaurants and three new Pei Wei restaurants in fiscal year 2010, of which one Pei Wei restaurant was open by the end of the first quarter of 2010. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. We expect total gross capital expenditures for fiscal 2010 to approximate $30.0 million to $40.0 million ($25.0 million to $35.0 million, net of tenant incentives).
Financing Activities
Financing activities during the first quarter of fiscal 2010 and 2009 included $0.7 million and $12.5 million, respectively, in debt repayments and $2.1 million and $9.4 million, respectively, in repurchases of common stock. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $7.3 million and $1.1 million, respectively. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners, and the tax benefit from share-based compensation.

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
For fiscal 2010, we believe that our cash flow from operations will significantly exceed our projected capital requirements. As a result, we plan to continue evaluating other uses of capital, including, but not limited to, debt repayment, cash dividends and repurchases of our common stock.
In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility
On August 31, 2007, we entered into a senior credit facility (“Credit Facility”) with several commercial financial institutions, which allowed for borrowings of up to $150.0 million. On December 15, 2009, we amended the Credit Facility which reduced the borrowings allowed to $75.0 million and modified certain restrictive language regarding restricted payments such as dividends and share repurchases. The Credit Facility is guaranteed by our material existing and future domestic subsidiaries. The Credit Facility expires on August 30, 2013 and contains customary representations, warranties, and negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of April 4, 2010 as our leverage ratio was 1.27:1 and the fixed charge coverage ratio was 2.25:1.
As of April 4, 2010, we had borrowings outstanding under the Credit Facility totaling $40.0 million as well as $14.1 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. We intend to fully repay the outstanding borrowings of $40.0 million under the Credit Facility during fiscal 2010. Available borrowings under the Credit Facility were $20.9 million at April 4, 2010. See Item 3 below for a discussion of interest rates and our interest rate swap.
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
Based on the Board of Directors authorization, on April 28, 2010 the Company announced a cash dividend of $0.17 per share to be paid May 19, 2010 to all shareholders of record at the close of business on May 5, 2010. Based on shares outstanding at April 4, 2010, total dividend payments paid during the second quarter of fiscal 2010 will approximate $3.9 million.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.1 million shares of our common stock for $148.1 million at an average price of $28.97 since July 2006. Included in this total are 48,800 shares of our common stock repurchased during the first quarter of 2010 for $2.1 million at an average price of $43.15. At April 4, 2010, there remains $98.2 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

Purchases of Noncontrolling Interests
As of April 4, 2010, there were 38 partners within our partnership system representing 138 partnership interests. During the first quarter of fiscal 2010, we had the opportunity to purchase five additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these five noncontrolling interests in their entirety for a total of $0.2 million, all of which was paid in cash.
During fiscal 2010, we will have the opportunity to purchase 11 additional noncontrolling interests which will reach their five-year anniversary. If all of those interests are purchased, the total purchase price will approximate less than $1.0 million based upon the estimated fair value of the respective interests at April 4, 2010.
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
Interest Rates
We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings of up to $75.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At April 4, 2010, we had borrowings of $40.0 million outstanding under our credit facility.
During the second quarter of fiscal 2008, we entered into an interest rate swap with a notional amount of $40.0 million to hedge a portion of the cash flows of our variable rate borrowings. We have designated the interest rate swap as a cash flow hedge of our exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt borrowed under our revolving credit facility. Under the terms of the swap, we pay a fixed rate of 3.32% on the $40.0 million notional amount and receive payments from the counterparty based on the 1-month LIBOR rate for a term ending on May 20, 2010, effectively resulting in a fixed rate on the LIBOR component of the $40.0 million notional amount. The effective interest rate on the total borrowings outstanding under our revolving credit facility, including the impact of the interest rate swap agreement, was 4.8% as of April 4, 2010.
Additionally, by using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We seek to minimize the credit risk by entering into transactions with high-quality counterparties whose credit rating is evaluated on a quarterly basis.
As of April 4, 2010, based on current interest rates and total borrowings outstanding, including the impact of our interest rate swap, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.
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

Cash-settled Awards
We issued cash-settled awards during fiscal 2009 and fiscal 2010, including performance units, cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock price to the performance of the Russell 2000 Index. Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense. See Note 10 to our consolidated financial statements for further discussion of the fair value calculations and fluctuations of our cash-settled awards.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of April 4, 2010. These conclusions were communicated to the Audit Committee.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risks that could have a negative impact on our business, revenues and performance results include risks associated with the following: failure of our existing or new restaurants to achieve expected results; changes in general economic and political conditions that affect consumer spending; changes in government legislation that may increase labor costs; the dependency of sales concentrated in certain geographic areas or generated by corporate spending; intense competition in the restaurant industry; Global Brand Development initiatives that may impact our brand; damage to our brands or reputation; litigation; adverse public or medical opinions about the health effects of consuming our products; failure to comply with governmental regulations; changes in food costs; the inability to retain key personnel; development is critical to our long-term success; federal, state and local tax rules; fluctuating insurance requirements and costs; marketing programs may not be successful; potential labor shortages that may delay planned openings; the inability to develop and construct our restaurants within projected budgets and time periods; the seasonality of our business.
A more detailed description of each of these risk factors can be found under the caption “Risk Factors” in our most recent Form 10-K, filed on February 17, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.1 million shares of our common stock for $148.1 million at an average price of $28.97 since July 2006. Included in this total are 48,800 shares of our common stock repurchased during the first quarter of 2010 for $2.1 million at an average price of $43.15. At April 4, 2010, there remains $98.2 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.
The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 4, 2010 – February 7, 2010 (1)	6,900	$38.78	6,900	$100,000,000
February 8, 2010 – March 7, 2010	4,000	$42.98	4,000	$99,828,080
March 8, 2010 – April 4, 2010	37,900	$43.96	37,900	$98,161,996

Total	48,800		48,800	$98,161,996

(1)
Our previous share repurchase program expired on December 31, 2009. Prior to program expiration, we repurchased an additional 6,900 shares at an average price of $38.78; however these shares did not settle until after January 3, 2010 and thus are included in the amounts shown in the January purchase period above.

Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number		Description Document

3(	i)(1)	Amended and Restated Certificate of Incorporation.

3(i	i)(2)	Amended and Restated Bylaws.

4.	1(3)	Specimen Common Stock Certificate.

4.	2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.	38	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.

31.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.	3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.	3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 28, 2010.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ ROBERT T. VIVIAN Robert T. Vivian
Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD Mark D. Mumford
Chief Financial Officer
Date: April 28, 2010

INDEX TO EXHIBITS

Exhibit
Number		Description Document

3(	i)(1)	Amended and Restated Certificate of Incorporation.

3(i	i)(2)	Amended and Restated Bylaws.

4.	1(3)	Specimen Common Stock Certificate.

4.	2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.	38	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.

31.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.	3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.	1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.	2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.	3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).