Form 10-Q
period 2010-07-04
P F CHANGS CHINA BISTRO INC
filed 2010-07-28
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
(480) 888-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐
* The registrant has not yet been phased into the interactive data requirements.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 4, 2010, there were 23,112,586 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4,	January 3,
	2010	2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$38,258	$63,499
Inventories	5,497	5,291
Other current assets	36,425	38,449

Total current assets	80,180	107,239
Property and equipment, net	478,855	497,928
Goodwill	6,819	6,819
Intangible assets, net	21,106	22,241
Other assets	20,074	17,923

Total assets	$607,034	$652,150

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,703	$19,825
Construction payable	1,542	1,600
Accrued expenses	61,852	77,088
Unearned revenue	26,524	35,844
Current portion of long-term debt, including $131 and $976 due to related parties at July 4, 2010 and January 3, 2010, respectively	194	41,236

Total current liabilities	108,815	175,593
Lease obligations	116,743	116,547
Long-term debt	1,235	1,212
Other liabilities	16,748	18,488

Total liabilities	243,541	311,840
Commitments and contingencies (Note 12)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 23,112,586 shares and 22,911,054 shares issued and outstanding at July 4, 2010 and January 3, 2010, respectively	23	28
Additional paid-in capital	234,209	217,181
Treasury stock, at cost, 5,317,173 shares and 5,064,733 shares at July 4, 2010 and January 3, 2010, respectively	(157,158)	(146,022)
Accumulated other comprehensive loss	—	(294)
Retained earnings	281,969	264,456

Total PFCB common stockholders’ equity	359,043	335,349
Noncontrolling interests	4,450	4,961

Total equity	363,493	340,310

Total liabilities and equity	$607,034	$652,150

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Revenues	$312,838	$301,360	$623,209	$611,197
Costs and expenses:
Cost of sales	81,717	79,657	165,730	162,729
Labor	102,295	98,111	206,770	198,818
Operating	51,597	48,809	104,350	99,500
Occupancy	18,609	17,403	36,447	34,781
General and administrative	19,765	20,523	38,818	40,337
Depreciation and amortization	19,335	18,575	38,336	37,071
Preopening expense	832	461	965	949
Partner investment expense	(135)	(91)	(124)	(555)

Total costs and expenses	294,015	283,448	591,292	573,630

Income from operations	18,823	17,912	31,917	37,567
Interest and other income (expense), net	(665)	(437)	(1,080)	(1,377)

Income from continuing operations before taxes	18,158	17,475	30,837	36,190
Provision for income taxes	(5,144)	(5,108)	(8,932)	(10,061)

Income from continuing operations, net of tax	13,014	12,367	21,905	26,129
Income (loss) from discontinued operations, net of tax	—	(474)	6	(517)

Net income	13,014	11,893	21,911	25,612
Less: Net income attributable to noncontrolling interests	241	288	447	658

Net income attributable to PFCB	$12,773	$11,605	$21,464	$24,954

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.56	$0.52	$0.94	$1.10
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.02)	0.00	(0.03)

Net income attributable to PFCB common stockholders	$0.56	$0.50	$0.94	$1.07

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.55	$0.51	$0.93	$1.08
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	(0.02)	0.00	(0.03)

Net income attributable to PFCB common stockholders	$0.55	$0.49	$0.93	$1.05

Weighted average shares used in computation:
Basic	22,828	23,057	22,730	23,249

Diluted	23,277	23,526	23,190	23,660

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$12,773	$12,079	$21,458	$25,471
Income (loss) from discontinued operations, net of tax	—	(474)	6	(517)

Net income attributable to PFCB	$12,773	$11,605	$21,464	$24,954

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated
					other
	Common Stock		Additional	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	paid-in capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	78	1	926	—	—	—	—	927
Issuance of common stock under employee stock purchase plan	21	—	349	—	—	—	—	349
Issuance of restricted stock under incentive plans, net of forfeitures	(25)	—	—	—	—	—	—	—
Purchases of treasury stock	(826)	—	—	(19,551)	—	—	—	(19,551)
Share-based compensation expense (1)	—	—	4,112	—	—	—	—	4,112
Tax benefit from share-based compensation, net	—	—	106	—	—	—	—	106
Unrealized gain on derivatives	—	—	—	—	154	—	—	154
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,103)	(1,103)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(1,000)	—	—	—	(2,275)	(3,275)
Partner investment expense	—	—	—	—	—	—	(555)	(555)
Partner bonus expense, imputed	—	—	—	—	—	—	261	261
Net income	—	—	—	—	—	24,954	658	25,612

Balances, June 28, 2009	23,362	$28	$211,160	$(125,923)	$(601)	$246,213	$5,577	$336,454

Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	436	—	11,284	—	—	—	—	11,284
Issuance of common stock under employee stock purchase plan	41	—	1,586	—	—	—	—	1,586
Shares withheld for taxes on restricted stock, net of forfeitures	(23)	—	(57)	—	—	—	—	(57)
Purchases of treasury stock	(252)	(5)	—	(11,136)	—	—	—	(11,141)
Share-based compensation expense (1)	—	—	2,684	—	—	—	—	2,684
Tax benefit from share-based compensation, net	—	—	1,784	—	—	—	—	1,784
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(726)	(726)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(259)	—	—	—	(331)	(590)
Partner investment expense	—	—	—	—	—	—	(124)	(124)
Partner bonus expense, imputed	—	—	—	—	—	—	213	213
Cash dividends paid	—	—	6	—	—	(3,951)	—	(3,945)
Net income	—	—	—	—	—	21,464	447	21,911

Balances, July 4, 2010	23,113	$23	$234,209	$(157,158)	$—	$281,969	$4,450	$363,493

(1)	Share-based compensation expense includes equity-settled awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2010	2009
Operating Activities:
Net income	$21,911	$25,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,336	37,071
Share-based compensation	5,610	5,058
Net lease termination charges in discontinued operations	35	712
Partner investment expense	(124)	(555)
Partner bonus expense, imputed	213	261
Deferred income taxes	(4,555)	(1,542)
Tax (benefit) shortfall from share-based compensation, net	(1,870)	(106)
Other	135	61
Changes in operating assets and liabilities:
Inventories	(206)	25
Other current assets	2,907	23,818
Other assets	(484)	(1,342)
Accounts payable	(1,122)	3,400
Accrued expenses	(14,801)	(5,002)
Unearned revenue	(9,320)	(7,961)
Lease obligations	293	(1,644)
Other liabilities	821	999

Net cash provided by operating activities	37,779	78,865

Investing Activities:
Capital expenditures	(18,305)	(20,773)
Receivable under loan facility (Note 12)	(1,814)	—
Capitalized interest	(53)	(97)

Net cash used in investing activities	(20,172)	(20,870)

Financing Activities:
Repayments of long-term debt	(41,042)	(44,857)
Proceeds from net share issuances	12,813	1,276
Purchases of treasury stock	(11,141)	(19,551)
Payments of cash dividends	(3,945)	—
Distributions to noncontrolling interest partners	(726)	(1,103)
Purchases of noncontrolling interests	(590)	(3,275)
Payments of capital lease obligations	(97)	(90)
Contributions from noncontrolling interest partners	10	10
Tax benefit (shortfall) from share-based compensation, net	1,870	106

Net cash used in financing activities	(42,848)	(67,484)

Net decrease in cash and cash equivalents	(25,241)	(9,489)
Cash and cash equivalents at the beginning of the period	63,499	40,951

Cash and cash equivalents at the end of the period	$38,258	$31,462

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$16,909	$3,801
Cash paid for interest	$1,353	$2,259
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of July 4, 2010, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 199 full service restaurants throughout the United States under the name P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 167 quick casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”). Additionally, there are four Bistro restaurants in international markets that are operated by business partners under licensing agreements, and two Bistro restaurants operated in Hawaii under a joint venture arrangement in which the Company owns a noncontrolling interest.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.
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
Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)
(Included in ASC 820 “Fair Value Measurements and Disclosures”)
Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three and six months ended July 4, 2010.

2. Discontinued Operations
Discontinued operations include results attributable to 10 Pei Wei restaurants that were closed during the fourth quarter of 2008. Income (loss) from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the 10 closed Pei Wei restaurants.
Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—
Income (loss) from discontinued operations before income tax benefit(1)	—	(778)	10	(848)
Income tax benefit (expense)	—	304	(4)	331

Income (loss) from discontinued operations, net of tax	$—	$(474)	$6	$(517)

(1)	Includes lease termination charges, deferred rent write-offs upon lease termination and deferred rent amortization.
The Company continues to pursue lease termination agreements with each of the closed Pei Wei restaurants’ landlords as well as potential sub-tenant agreements. Lease termination agreements for seven of the ten locations have been executed as of July 4, 2010.
Activity associated with the lease termination accrual is summarized below (in thousands):

	July 4, 2010	June 28, 2009

Beginning balance	$1,416	$2,379
Cash payments	(223)	(1,505)
Charges	35	1,402

Ending balance	$1,228	$2,276

Charges include additional amounts recognized based on availability of new information, which led to updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments as well as ongoing rent and other property-related payments. From store closure date through July 4, 2010, the Company has recognized and reported in discontinued operations a total of $4.1 million in lease termination charges for the closed Pei Wei locations. The lease termination accrual is included in accrued expenses on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s equity plans and employee stock purchase plan. For the three months ended July 4, 2010 and June 28, 2009, 1.0 million and 2.2 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect. For the six months ended July 4, 2010 and June 28, 2009, 1.2 million and 2.3 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.
The Company began paying quarterly variable cash dividends to its shareholders during the second quarter of 2010. The Company’s restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and as such, must be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the three and six months ended July 4, 2010, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated income statements. There were no participating securities for the six months ended June 28, 2009.

4. Other Current Assets
Other current assets consist of the following (in thousands):

	July 4,	January 3,
	2010	2010

Current portion of deferred tax asset	$10,049	$11,036
Income taxes receivable	7,160	2,388
Receivables	7,527	15,752
Prepaid rent	5,531	5,508
Other	6,158	3,765

Total other current assets	$36,425	$38,449

5. Other Assets
Other assets consist of the following (in thousands):

	July 4,	January 3,
	2010	2010

Liquor licenses, net	$6,776	$6,836
Software, net	5,714	5,459
Restoration Plan investments	3,920	3,454
Receivable under loan facility(1)	1,814	—
Deposits	1,293	1,411
Other assets, net	557	763

Total other assets	$20,074	$17,923

(1)	See Note 12 for further details on the receivable under the loan facility.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 4,	January 3,
	2010	2010

Accrued payroll	$17,377	$26,262
Accrued insurance	17,323	17,426
Sales and use tax payable	5,110	7,104
Property tax payable	3,819	3,638
Accrued rent	2,774	3,730
Derivative liability	—	471
Other accrued expenses	15,449	18,457

Total accrued expenses	$61,852	$77,088

7. Long-Term Debt
Credit Facility
The senior credit facility (“Credit Facility”) which allows for borrowings of up to $75.0 million expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of July 4, 2010 as the Company’s leverage ratio was 0.97:1 and the fixed charge coverage ratio was 2.38:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. The Company repaid total outstanding borrowings of $40.0 million under the Credit Facility during the second quarter of fiscal 2010. As of July 4, 2010, the Company had $14.1 million committed for the issuance of letters of credit, which is required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $60.9 million at July 4, 2010.
Interest Rate Swap
During the second quarter of fiscal 2008, the Company entered into an interest rate swap with a notional amount of $40.0 million. The purpose of this transaction was to provide a hedge against the effects of changes in interest rates on a portion of the Company’s current variable rate borrowings. The Company had designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt.
Under the terms of the interest rate swap, the Company paid a fixed rate of 3.32% on the $40.0 million notional amount and received payments from its counterparty based on the 1-month LIBOR rate for a term which ended on May 20, 2010. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense. The interest rate swap expired on May 20, 2010.
8. Other Liabilities
Other liabilities consist of the following (in thousands):

	July 4,	January 3,
	2010	2010

Deferred income tax liability	$4,156	$9,436
Deferred compensation	4,301	3,653
Performance units	4,172	2,402
Cash-settled awards	2,610	1,453
Other	1,509	1,544

Total other liabilities	$16,748	$18,488

9. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value at July 4, 2010 and January 3, 2010 are summarized below (in thousands):

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs
	July 4, 2010	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$32,283	$—	$32,283	$—	market approach
Restoration Plan investments	3,920	—	3,920	—	market approach

Total	$36,203	$—	$36,203	$—

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs
	January 3, 2010	(Level 1)	(Level 2)	(Level 3)	Valuation Technique

Money markets	$54,655	$—	$54,655	$—	market approach
Restoration Plan investments	3,454	—	3,454	—	market approach
Interest rate swap liability	(471)	—	(471)	—	income approach

Total	$57,638	$—	$57,638	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government backed securities at July 4, 2010.
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
The fair value of the Company’s interest rate swap was estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and was reflected within accrued expenses in the consolidated balance sheet. These cash flows were based on yield curves which take into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model are based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigated derivative credit risk by transacting with highly-rated counterparties. The interest rate swap expired on May 20, 2010. See Note 7 for a discussion of the Company’s interest rate swap.
10. Share-Based Compensation
The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”), and has issued liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company’s closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. During the second quarter of fiscal 2010, the Company issued RSUs to members of its Board of Directors.
Liability-Classified Awards
Performance Units
The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price as defined in the agreements, exceeds the strike price. The total value of the performance units is subject to a maximum value of $12.50 per unit. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At July 4, 2010 and June 28, 2009, the fair value per performance unit was $7.25 and $5.52, respectively, calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At July 4, 2010 and January 3, 2010, the recorded liability of the performance units was $4.2 million and $2.4 million, respectively. There were no performance unit awards granted during the six months ended July 4, 2010.

Total cumulative expense recognized for the performance units from date of grant through July 4, 2010 was $4.2 million based on the current estimated fair value of $7.25 per unit. If the value of the performance units at settlement date is $12.50, the maximum value per unit, the Company would recognize total additional share-based compensation expense of $10.8 million over the remaining term of the award agreements ending on January 1, 2012. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in award fair value may not occur ratably over the remaining six quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Cash-Settled Awards
The cash value of the SARs will be based on the appreciation, if any, of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant, and the cash value of the RCUs will be based on the Company’s stock price on the date of settlement. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. At July 4, 2010 and January 3, 2010, the recorded liability of cash-settled awards was $2.6 million and $1.5 million, respectively.
SARs were granted to a member of the Board of Directors who joined the Board during the first quarter of fiscal 2010. SARs and RCUs were granted to members of the Board of Directors during the second quarter of fiscal 2009. No SARs or RCUs were granted during the second quarter of fiscal 2010.
The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Six Months Ended		Three and Six Months Ended
	July 4, 2010		June 28, 2009
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.8%	1.4%	3.0%	2.3%
Expected life of cash-settled awards (years)	2.6	4.1	9.9	4.5
Expected stock volatility	50.6%	45.2%	43.3%	43.6%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

(1)	Unvested SARs and RCUs are eligible to receive cash dividend-equivalents during the vesting period, and as such, no expected dividend yield is included in the fair value assumptions for these awards.
Share-based compensation expense for performance units, SARs and RCUs is recognized ratably over the service period with the impact of updated fair value recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
Share-Based Compensation Expense
Share-based compensation expense from continuing operations for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Equity-classified awards:
Labor	$32	$88	$77	$191
General and administrative	1,504	1,911	2,607	3,921
Liability-classified awards:
General and administrative	1,140	731	2,957	946

Total share-based compensation(1)	2,676	2,730	5,641	5,058
Less: tax benefit	(768)	(811)	(1,658)	(1,431)

Total share-based compensation, net of tax	$1,908	$1,919	$3,983	$3,627

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs and expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

Non-Vested Share-Based Compensation Expense
At July 4, 2010, non-vested share-based compensation for equity-classified awards, net of forfeitures totaled $2.4 million for stock options and $2.9 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.5 years for stock options and 1.2 years for restricted stock and RSUs.
At July 4, 2010, non-vested share-based compensation for liability-classified awards (based on current fair value, which is updated each reporting period), totaled $4.5 million for performance units and $3.9 million for RCU and SAR awards. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.5 years for performance units and 2.1 years for RCU and SAR awards.
11. Segment Reporting
The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, licensing fees related to Bistro restaurants operated by business partners pursuant to development and licensing agreements and licensing fees related to a new premium line of frozen entrées operated under a licensing agreement are reported within Shared Services and Other. There were no material amounts of revenues or transfers among reportable segments.
The following table presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended July 4, 2010:
Revenues	$312,838	$1,336	$233,365	$78,137
Segment profit	39,044	806	30,109	8,129
Capital expenditures	11,564	1,193	8,397	1,974
Depreciation and amortization	19,335	530	14,043	4,762

For the Three Months Ended June 28, 2009:
Revenues	$301,360	$—	$227,144	$74,216
Segment profit (loss)	38,517	(489)	31,533	7,473
Capital expenditures	12,587	341	9,494	2,752
Depreciation and amortization	18,575	489	13,646	4,440

For the Six Months Ended July 4, 2010:
Revenues	$623,209	$1,465	$464,132	$157,612
Segment profit	71,129	435	54,862	15,832
Capital expenditures	18,305	1,642	13,660	3,003
Depreciation and amortization	38,336	1,030	27,897	9,409

For the Six Months Ended June 28, 2009:
Revenues	$611,197	$—	$462,285	$148,912
Segment profit (loss)	77,640	(907)	64,339	14,208
Capital expenditures	20,773	1,963	14,790	4,020
Depreciation and amortization	37,071	907	27,374	8,790

As of July 4, 2010:
Total assets	$607,034	$22,736	$483,562	$100,736
Goodwill	6,819	—	6,566	253

As of January 3, 2010:
Total assets	$652,150	$20,293	$522,940	$108,917
Goodwill	6,819	—	6,566	253

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
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Segment profit	$39,044	$38,517	$71,129	$77,640
Less: General and administrative	(19,765)	(20,523)	(38,818)	(40,337)
Less: Preopening expense	(832)	(461)	(965)	(949)
Less: Partner investment expense	135	91	124	555
Less: Interest and other income (expense), net	(665)	(437)	(1,080)	(1,377)
Add: Net income attributable to noncontrolling interests	241	288	447	658

Income from continuing operations before taxes	$18,158	$17,475	$30,837	$36,190

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
During 2009, the Company entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of July 4, 2010, the Company had advanced $1.8 million under the loan facility to True Food Kitchen.
13. Subsequent Events
Cash Dividends
During February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on the Company’s desire to consistently return excess cash flow to its shareholders. The amount of the cash dividend will be computed based on 45% of the Company’s quarterly net income. Based on seasonal fluctuations in the Company’s quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.
Based on the Board of Directors authorization, on July 28, 2010 the Company announced a cash dividend of $0.25 per share which will be paid August 23, 2010 to all shareholders of record at the close of business on August 9, 2010. Based on shares outstanding at July 4, 2010, total dividend payments to be paid during the third quarter of fiscal 2010 will approximate $5.8 million.
Global Brand Development
In July 2010, the Company signed a development and license agreement with International Restaurant Services, Inc., a leading casual dining restaurant operator in Puerto Rico, to develop four restaurants over the next six years. The first location in Puerto Rico is scheduled to open during the first half of fiscal 2012.

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
Some of the statements in this section contain forward—looking statements, which involve risks and uncertainties. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed Form 10-K) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results; changes in general economic and political conditions that affect consumer spending; changes in government legislation may increase our labor costs; our dependence on the financial performance of restaurants concentrated in certain geographic areas; and intense competition in the restaurant industry. Because we cannot guarantee future results, levels of activity, performance or achievements, undue reliance should not be placed on these forward-looking statements.
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of July 4, 2010, we owned and operated 199 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the U.S. with the exception of two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest. Additionally, four international Bistro restaurants were open in Mexico and the Middle East under international development and licensing agreements as of July 4, 2010.
We intend to open four new Bistro restaurants during fiscal 2010, two of which were open by the end of the second quarter of 2010. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet, and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2010.
Pei Wei
As of July 4, 2010, we owned and operated 167 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
We intend to open two new Pei Wei restaurants during fiscal 2010, one of which was open by the end of the second quarter of 2010. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment cost includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2010.

Global Brand Development
International
We are selectively pursuing international expansion of our Bistro restaurants. During fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. We also signed one development and licensing agreement with a new partner in early fiscal 2010. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales. Our partners collectively expect to open five to seven restaurants during fiscal 2010.
In July 2010, we signed a development and license agreement with International Restaurant Services, Inc., a leading casual dining restaurant operator in Puerto Rico, to develop four restaurants over the next six years. The first location in Puerto Rico is scheduled to open during the first half of fiscal 2012.
We continue to engage in discussions with additional potential partners regarding expansion of the Bistro into various international markets.
Retail
During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S., under the P.F. Chang’s brand. During the second quarter of 2010, the new product line became available in retail outlets. We receive ongoing royalty revenues based on a percentage of product sales, with such percentages escalating over the first three years of the agreement, which we began recognizing during the second quarter of 2010.
Other Ventures
During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for up to a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by us into a majority equity position in True Food Kitchen. As of July 4, 2010, we had advanced $1.8 million under the loan facility to True Food Kitchen.
Change in Partnership Structure — Pei Wei
We utilize a partnership philosophy to facilitate the development, leadership and operation of our Pei Wei restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective April 2010 for new store openings, Pei Wei began employing a different structure to achieve the same goal. Our Market Partners and Regional Vice Presidents (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of restaurants, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurants in their region, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurants in their market or region. As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation rather than as net income attributable to noncontrolling interests. Accordingly, compensation expense is reflected in the consolidated income statement as general and administrative expense for these Pei Wei operators. Partner investment expense will no longer be recognized for new Pei Wei restaurant openings beginning in April 2010 as a result of this change. The Bistro has been operating under this structure since the beginning of fiscal 2007.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K other than the change of the following.

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
The cash value of the performance units will be equal to the amount, if any, by which our final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The performance units were granted in February 2009, and since the grant date, the Russell 2000 Index has increased 29% while our stock has appreciated 104% over the same time period.
Total cumulative expense recognized for the performance units from date of grant through July 4, 2010 was $4.2 million based on the current estimated fair value of $7.25 per unit. If the value of the performance units at settlement date is the maximum value per unit of $12.50, we would recognize total additional share-based compensation expense of $10.8 million over the remaining term of the award agreements ending on January 1, 2012. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in award fair value may not occur ratably over the remaining six quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Additionally, we use assumptions to estimate the expected forfeiture rate related to restricted stock and the cash-settled liability awards in determining the share-based compensation for these awards. Changes in these assumptions can materially affect fair value and our estimates of share-based compensation and consequently, the related amount recognized in the consolidated statements of income.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and six month periods ended July 4, 2010 and June 28, 2009, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

Results for the three month periods ended July 4, 2010 and June 28, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	Change

Revenues	$312,838	100.0%	$301,360	100.0%	$11,478	3.8%
Costs and expenses:
Cost of sales	81,717	26.1%	79,657	26.4%	2,060	2.6%
Labor	102,295	32.7%	98,111	32.6%	4,184	4.3%
Operating	51,597	16.5%	48,809	16.2%	2,788	5.7%
Occupancy	18,609	5.9%	17,403	5.8%	1,206	6.9%
General and administrative	19,765	6.3%	20,523	6.8%	(758)	(3.7%)
Depreciation and amortization	19,335	6.2%	18,575	6.2%	760	4.1%
Preopening expense	832	0.3%	461	0.2%	371	80.5%
Partner investment expense	(135)	0.0%	(91)	(0.0%)	(44)	48.4%

Total costs and expenses	294,015	94.0%	283,448	94.1%	10,567	3.7%

Income from operations	18,823	6.0%	17,912	5.9%	911	5.1%
Interest and other income (expense), net	(665)	(0.2%)	(437)	(0.1%)	(228)	52.2%

Income from continuing operations before taxes	18,158	5.8%	17,475	5.8%	683	3.9%
Provision for income taxes	(5,144)	(1.6%)	(5,108)	(1.7%)	(36)	0.7%

Income from continuing operations, net of tax	13,014	4.2%	12,367	4.1%	647	5.2%
Loss from discontinued operations, net of tax	—	0.0%	(474)	(0.2%)	474	100.0%

Net income	13,014	4.2%	11,893	3.9%	1,121	9.4%
Less: Net income attributable to noncontrolling interests	241	0.1%	288	0.1%	(47)	(16.3%)

Net income attributable to PFCB	$12,773	4.1%	$11,605	3.9%	$1,168	10.1%

Certain percentage amounts may not sum due to rounding.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	Change

Revenues	$233,365	100.0%	$227,144	100.0%	$6,221	2.7%
Costs and expenses:
Cost of sales	60,914	26.1%	59,749	26.3%	1,165	1.9%
Labor	76,769	32.9%	73,286	32.3%	3,483	4.8%
Operating	38,183	16.4%	36,373	16.0%	1,810	5.0%
Occupancy	13,254	5.7%	12,412	5.5%	842	6.8%
Depreciation and amortization	14,043	6.0%	13,646	6.0%	397	2.9%
Preopening expense	765	0.3%	280	0.1%	485	—
Partner investment expense	—	0.0%	(20)	0.0%	20	100.0%
Net income attributable to noncontrolling interests	93	0.0%	145	0.1%	(52)	(35.9%)
Percentages over 100% are not displayed.

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
		% of		% of		%
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	Change

Revenues	$78,137	100.0%	$74,216	100.0%	$3,921	5.3%
Costs and expenses:
Cost of sales	20,803	26.6%	19,908	26.8%	895	4.5%
Labor	25,526	32.7%	24,825	33.4%	701	2.8%
Operating	13,414	17.2%	12,436	16.8%	978	7.9%
Occupancy	5,355	6.9%	4,991	6.7%	364	7.3%
Depreciation and amortization	4,762	6.1%	4,440	6.0%	322	7.3%
Preopening expense	67	0.1%	181	0.2%	(114)	(63.0%)
Partner investment expense	(135)	(0.2%)	(71)	(0.1%)	(64)	90.1%
Net income attributable to noncontrolling interests	148	0.2%	143	0.2%	5	3.5%
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The increase in revenues was primarily attributable to incremental new store revenues of $8.1 million, comprised of a full quarter of revenues from the seven new stores that opened the last three quarters of fiscal 2009 and revenues generated by the two new Bistro restaurants that opened during the first half of 2010. The increase was partially offset by a $1.9 million decrease in revenues for stores open prior to the second quarter of 2009 due to a decline in the average check, which includes the benefit of a one to two percent price increase which went into effect mid-May 2010, partially offset by an increase in overall guest traffic.
Pei Wei: The increase in revenues was primarily attributable to incremental new store revenues of $2.6 million, comprised of a full quarter of revenues from the six new stores that opened the last three quarters of fiscal 2009 and revenues generated by the one new Pei Wei restaurant that opened during the first half of 2010. The increase was also due to a $1.3 million increase in revenues for stores open prior to the second quarter of 2009 driven by an increase in overall guest traffic combined with an increase in the average check, which includes the benefit of an approximate one percent price increase which went into effect mid-April 2010.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased primarily due to the benefit of menu price increases and favorable beef pricing partially offset by the impact of greater sales discounts, including the January 2010 happy hour rollout.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to favorable beef pricing and the net impact of product mix shifts partially offset by the impact of higher costs related to limited time offer menu items.
Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant-level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased primarily due to the impact of greater sales discounts (principally related to the January 2010 happy hour rollout), higher hourly wage rates, higher health insurance costs and higher state unemployment taxes. These increases were partially offset by the benefit of reduced workers’ compensation insurance liabilities and, to a lesser extent, improved operational efficiencies.

Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to the benefit of increased leverage on higher average weekly sales, the benefit of reduced workers’ compensation insurance liabilities and lower management incentive accruals. These decreases were partially offset by higher culinary labor costs.
Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend and higher utilities costs.
Pei Wei: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend partially offset by the benefit of increased leverage on higher average weekly sales.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased primarily due to higher general liability costs and, to a lesser extent, the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues increased primarily due to higher property tax expense and, to a lesser extent, higher general liability insurance costs. These increases were offset by the benefit of increased leverage on higher average weekly sales.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research. Realized and unrealized holding gains (losses) related to investments in the Restoration Plan, a nonqualified deferred compensation plan, are included within general and administrative expense, with a corresponding offset in interest and other income (expense), net.
Consolidated general and administrative costs decreased primarily due to lower compensation expense resulting from unrealized holding losses associated with investments in the Restoration Plan, lower management salaries due to lower headcount and lower franchise tax expense. These decreases were partially offset by higher health insurance costs.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2009 and the first half of 2010. As a percentage of revenues, depreciation and amortization remained consistent with prior year primarily due to the impact of decreased leverage on lower average weekly sales and an increase in current year retirements offset by smallwares assets whose costs have been fully expensed.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2009 and the first half of 2010. As a percentage of revenues, depreciation and amortization increased primarily due to additional depreciation related to new digital menu boards installed during fiscal 2009. These increases were partially offset by smallwares assets whose costs have been fully expensed and, to a lesser extent, the benefit of increased leverage on higher average weekly sales.

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
Bistro: Preopening expense increased primarily due to the impact of two new restaurant openings during the second quarter of 2010 compared to no new restaurant openings during the second quarter of 2009, partially offset by the timing of expenses for new restaurant openings scheduled for the remainder of 2010 compared to fiscal 2009.
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
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from having no early buyouts of noncontrolling interests during the second quarter of 2010 compared to the second quarter of 2009.
Pei Wei: All partner investment expense activity for Pei Wei is related to the impact of early buyouts of noncontrolling interests during the second quarter of 2010 compared to the second quarter of 2009.
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
The change in consolidated interest and other income (expense), net was primarily due to $0.4 million of unrealized holding losses during the current year compared to $0.3 million of unrealized holding gains in the prior year associated with investments in the Restoration Plan. Additionally, lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010 contributed to the change.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 28.7% for the second quarter of 2010 compared to 29.7% for the second quarter of 2009. The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2010 is expected to be higher than our historic rate due to the impact of income from continuing operations from our non-tipped concept as well as higher anticipated income from operations. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.
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
Bistro: The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of noncontrolling interest buyouts occurring during fiscal 2010. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 18 as of July 4, 2010.
Pei Wei: The change in net income attributable to noncontrolling interests was primarily due to the impact of 91 noncontrolling interest buyouts occurring since the beginning of fiscal 2009 offset by the impact of higher restaurant net income.
Results for the six month periods ended July 4, 2010 and June 28, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Six Months Ended
		% of		% of
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	% Change

Revenues	$623,209	100.0%	$611,197	100.0%	$12,012	2.0%
Costs and expenses:
Cost of sales	165,730	26.6%	162,729	26.6%	3,001	1.8%
Labor	206,770	33.2%	198,818	32.5%	7,952	4.0%
Operating	104,350	16.7%	99,500	16.3%	4,850	4.9%
Occupancy	36,447	5.8%	34,781	5.7%	1,666	4.8%
General and administrative	38,818	6.2%	40,337	6.6%	(1,519)	(3.8%)
Depreciation and amortization	38,336	6.2%	37,071	6.1%	1,265	3.4%
Preopening expense	965	0.2%	949	0.2%	16	1.7%
Partner investment expense	(124)	0.0%	(555)	(0.1%)	431	(77.7%)

Total costs and expenses	591,292	94.9%	573,630	93.9%	17,662	3.1%

Income from operations	31,917	5.1%	37,567	6.1%	(5,650)	(15.0%)
Interest and other income (expense), net	(1,080)	(0.2%)	(1,377)	(0.2%)	297	(21.6%)

Income from continuing operations before taxes	30,837	4.9%	36,190	5.9%	(5,353)	(14.8%)
Provision for income taxes	(8,932)	(1.4%)	(10,061)	(1.6%)	1,129	(11.2%)

Income from continuing operations, net of tax	21,905	3.5%	26,129	4.3%	(4,224)	(16.2%)
Income (loss) from discontinued operations, net of tax	6	0.0%	(517)	(0.1%)	523	—

Net income	21,911	3.5%	25,612	4.2%	(3,701)	(14.5%)
Less: Net income attributable to noncontrolling interests	447	0.1%	658	0.1%	(211)	(32.1%)

Net income attributable to PFCB	$21,464	3.4%	$24,954	4.1%	$(3,490)	(14.0%)

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Six Months Ended
		% of		% of
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	% Change

Revenues	$464,132	100.0%	$462,285	100.0%	$1,847	0.4%
Costs and expenses:
Cost of sales	123,625	26.6%	122,712	26.5%	913	0.7%
Labor	154,961	33.4%	149,337	32.3%	5,624	3.8%
Operating	76,729	16.5%	73,346	15.9%	3,383	4.6%
Occupancy	25,894	5.6%	24,853	5.4%	1,041	4.2%
Depreciation and amortization	27,897	6.0%	27,374	5.9%	523	1.9%
Preopening expense	791	0.2%	574	0.1%	217	37.8%
Partner investment expense	—	0.0%	(168)	(0.0%)	168	100.0%
Net income attributable to noncontrolling interests	164	0.0%	324	0.1%	(160)	(49.4%)
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Six Months Ended
		% of		% of
	July 4, 2010	Revenues	June 28, 2009	Revenues	Change	% Change

Revenues	$157,612	100.0%	$148,912	100.0%	$8,700	5.8%
Costs and expenses:
Cost of sales	42,105	26.7%	40,017	26.9%	2,088	5.2%
Labor	51,809	32.9%	49,481	33.2%	2,328	4.7%
Operating	27,621	17.5%	26,154	17.6%	1,467	5.6%
Occupancy	10,553	6.7%	9,928	6.7%	625	6.3%
Depreciation and amortization	9,409	6.0%	8,790	5.9%	619	7.0%
Preopening expense	174	0.1%	375	0.3%	(201)	(53.6%)
Partner investment expense	(124)	(0.1%)	(387)	(0.3%)	263	(68.0%)
Net income attributable to noncontrolling interests	283	0.2%	334	0.2%	(51)	(15.3%)
Revenues
Each segment contributed as follows:
Bistro: The increase in revenues was primarily attributable to incremental new store revenues of $16.2 million, comprised of a full six months of revenues from the seven new stores that opened the last three quarters of fiscal 2009 and revenues generated by the two new Bistro restaurants that opened during the first half of fiscal 2010. The increase was partially offset by a $14.4 million decrease in revenues for stores open prior to the second quarter of 2009 due to a decline in the average check, which includes the benefit of a one to two percent price increase which went into effect mid-May 2010, partially offset by an increase in overall guest traffic.
Pei Wei: The increase in revenues was primarily attributable to incremental new store revenues of $5.9 million, comprised of a full six months of revenues from the six new stores that opened the last three quarters of fiscal 2009 and revenues generated by the one new Pei Wei restaurant that opened during the first half of fiscal 2010. The increase was also due to a $2.8 million increase in revenues for stores open prior to the second quarter of 2009 driven by an increase in overall guest traffic combined with an increase in the average check, which includes the benefit of approximately a one percent price increase which went into effect mid-April 2010.

Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues increased primarily due to the impact of greater sales discounts, including the January 2010 happy hour rollout, partially offset by the benefit of menu price increases and favorable beef pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased slightly primarily due to favorable beef pricing partially offset by the impact of higher costs related to limited time offer menu items.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased primarily due to the impact of greater sales discounts and additional hospitality labor costs (principally related to the January 2010 happy hour rollout), higher hourly wage rates, higher state unemployment taxes and higher health insurance costs. These increases were partially offset by lower management incentive costs and the benefit of reduced workers’ compensation insurance liabilities.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to lower manager salaries resulting from the benefit of increased leverage on higher average weekly sales, the benefit of reduced workers’ compensation insurance liabilities and lower management incentive accruals. These decreases were partially offset by higher culinary labor costs and higher state unemployment taxes.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to increased marketing spend, the impact of decreased leverage on lower average weekly sales and higher menu printing costs.
Pei Wei: Operating expenses as a percentage of revenues decreased slightly primarily due to the benefit of increased leverage on higher average weekly sales and lower restaurant supplies costs. These decreases were partially offset by increased marketing spend.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales.
Pei Wei: Occupancy costs as a percentage of revenues remained consistent primarily due to an increase in property tax expense partially offset by the impact of increased leverage on higher average weekly sales.
General and Administrative
Consolidated general and administrative costs decreased primarily due to lower management salaries and incentive accruals, and, to a lesser extent, lower franchise tax expense, lower legal costs and lower compensation expense resulting from unrealized holding losses associated with investments in the Restoration Plan. These decreases were partially offset by higher share-based compensation expense principally resulting from our liability-classified awards and higher health insurance costs.

Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2009 and the first half of 2010. As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage on lower average weekly sales partially offset by smallwares assets whose costs have been fully expensed.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last three quarters of fiscal 2009 and the first half of 2010. As a percentage of revenues, depreciation and amortization increased primarily due to additional depreciation related to new digital menu boards installed during fiscal 2009. These increases were partially offset by a decrease due to smallwares assets whose costs have been fully expensed and, to a lesser extent, the benefit of increased leverage on higher average weekly sales.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense increased primarily due to the impact of two new restaurant openings during the first half of 2010 compared to one new restaurant opening during the first half of 2009, partially offset by the timing of expenses for new restaurant openings scheduled for the remainder of 2010 compared to fiscal 2009.
Pei Wei: Preopening expense decreased primarily due to the impact of one new restaurant opening during the first half of 2010 compared to two new restaurant openings during the first half of 2009, and, to a lesser extent, the timing of expenses for new restaurant openings scheduled for the remainder of 2010 compared to fiscal 2009.
Partner Investment Expense
Each segment contributed as follows:
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from having fewer early buyouts of noncontrolling interests during the first half of 2010 compared to the first half of 2009.
Pei Wei: Partner investment expense increased primarily due to the impact of fewer early buyouts during the first half of 2010 compared to the first half of 2009.
Interest and Other Income (Expense), Net
The change in consolidated interest and other income (expense), net was primarily due to lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010. Additionally, $0.2 million of unrealized holding losses during the current year compared to $0.2 million of unrealized holding gains in the prior year associated with investments in the Restoration Plan contributed to the change.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 29.4% for the first half of 2010 compared to 28.3% for the first half of 2009. The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2010 is expected to be higher than our historic rate due to the impact of income from continuing operations from our non-tipped concept as well as higher anticipated income from operations. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests
Each segment contributed as follows:
Bistro: The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of noncontrolling interest buyouts occurring during fiscal 2010. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 18 as of July 4, 2010.
Pei Wei: The change in net income attributable to noncontrolling interests was primarily due to the impact of 91 noncontrolling interest buyouts occurring since the beginning of fiscal 2009 offset by the impact of higher restaurant net income.
Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants. More recently, our need for capital resources has also been driven by repayments of long-term debt and repurchases of our common stock.
The following table presents a summary of our cash flows for the six months ended July 4, 2010 and June 28, 2009 (in thousands):

	July 4, 2010	June 28, 2009
Net cash provided by operating activities	$37,779	$78,865
Net cash used in investing activities	(20,172)	(20,870)
Net cash used in financing activities	(42,848)	(67,484)

Net decrease in cash and cash equivalents	$(25,241)	$(9,489)

Operating Activities
Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization, a net decrease in operating liabilities in the current year and a net increase in operating assets and liabilities in the prior year, share-based compensation expense as well as lease termination charges. The change in operating activities is primarily due to cash paid for income taxes, timing of rent payments, collection of tenant incentives due from landlords and lower net income.
Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investment activities were primarily related to capital expenditures of $18.3 million and $20.8 million during the first half of fiscal years 2010 and 2009, respectively, and receivable under loan facility to True Food Kitchen of $1.8 million during the first half of fiscal year 2010. Capital expenditures were relatively lower compared to the prior year primarily due to the number of future restaurant openings in the third quarter (two future restaurants during the third quarter of 2010 compared to five new restaurants during the third quarter of 2009).
We intend to open four new Bistro restaurants and two new Pei Wei restaurants in fiscal year 2010, of which two Bistros and one Pei Wei restaurant were open by the end of the second quarter of 2010. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. We expect total gross capital expenditures for fiscal 2010 to approximate $30.0 million to $40.0 million ($25.0 million to $35.0 million, net of tenant incentives).

Financing Activities
Financing activities during the first half of fiscal 2010 and 2009 included $41.0 million and $44.9 million, respectively, in debt repayments and $11.1 million and $19.6 million, respectively, in repurchases of common stock. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $12.8 million and $1.3 million during the first half of fiscal 2010 and 2009, respectively, and payment of cash dividends totaling $4.0 million during the first half of fiscal year 2010. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners, and the tax benefit from share-based compensation.
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
For fiscal 2010, we believe that our cash flow from operations will significantly exceed our projected capital requirements. As a result, we plan to continue evaluating other uses of capital, including, but not limited to cash dividends and repurchases of our common stock.
In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility
The senior credit facility (“Credit Facility”) which allows for borrowings of up to $75.0 million expires on August 30, 2013 and contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of July 4, 2010 as the leverage ratio was 0.97:1 and the fixed charge coverage ratio was 2.38:1.
During the second quarter of fiscal 2010, we repaid total outstanding borrowings of $40.0 million under the Credit Facility and currently have $14.1 million committed for the issuance of letters of credit, which is required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $60.9 million at July 4, 2010.
Cash Dividends
During February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on our desire to consistently return excess cash flow to our shareholders. The amount of the cash dividend will be computed based on 45% of our quarterly net income and is expected to total approximately $0.90 per share related to fiscal 2010. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.
Based on the Board of Directors authorization, on July 28, 2010 we announced a cash dividend of $0.25 per share which will be paid August 23, 2010 to all shareholders of record at the close of business on August 9, 2010. Based on shares outstanding at July 4, 2010, total dividend payments to be paid during the third quarter of fiscal 2010 will approximate $5.8 million.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.3 million shares of our common stock for $157.2 million at an average price of $29.56 since July 2006. Included in this total are 0.3 million shares of our common stock repurchased during the first half of 2010 for $11.1 million at an average price of $44.14. At July 4, 2010, there remains $89.1 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

Purchases of Noncontrolling Interests
As of July 4, 2010, there were 37 partners within our partnership system representing 125 partnership interests. During the first half of fiscal 2010, we had the opportunity to purchase four noncontrolling interests which had reached the five-year threshold period during the year, as well as 14 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 18 noncontrolling interests in their entirety for a total of $0.6 million, all of which was paid in cash.
During the remainder of fiscal 2010, we will have the opportunity to purchase seven additional noncontrolling interests which will reach their five-year anniversary. If all of those interests are purchased, the total purchase price will approximate less than $1.0 million based upon the estimated fair value of the respective interests at July 4, 2010.
New Accounting Standards
See Recent Accounting Literature section of Note 1 to our consolidated financial statements for a summary of new accounting standards.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk primarily from changes in commodities prices as well as fluctuations in the fair value of our cash-settled awards.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective as of July 4, 2010. These conclusions were communicated to the Audit Committee.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.3 million shares of our common stock for $157.2 million at an average price of $29.56 since July 2006. Included in this total are 0.3 million shares of our common stock repurchased during the first half of 2010 for $11.1 million at an average price of $44.14. At July 4, 2010, there remains $89.1 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.
The following table sets forth our share repurchases of common stock during each period in the second quarter of fiscal 2010:

	Total		Total Number of Shares
	Number of	Average Price	Purchased as Part of	Maximum Dollar Value of Shares
	Shares	Paid per	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Share	Programs	Under the Programs
April 5, 2010 - May 9, 2010	51,240	$45.65	51,240	$95,822,890
May 10, 2010 - June 6, 2010	46,900	$43.53	46,900	$93,781,333
June 7, 2010 - July 4, 2010	105,500	$44.13	105,500	$89,125,618

Total	203,640		203,640	$89,125,618

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 28, 2010.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ ROBERT T. VIVIAN
Robert T. Vivian
Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: July 28, 2010

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