Form 10-Q
period 2010-10-03
P F CHANGS CHINA BISTRO INC
filed 2010-10-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 3, 2010, there were 22,965,415 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3,	January 3,
	2010	2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$47,161	$63,499
Inventories	5,329	5,291
Other current assets	40,372	38,449

Total current assets	92,862	107,239
Property and equipment, net	469,838	497,928
Goodwill	6,819	6,819
Intangible assets, net	20,532	22,241
Other assets	22,753	17,923

Total assets	$612,804	$652,150

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,173	$19,825
Construction payable	2,859	1,600
Accrued expenses	66,073	77,088
Unearned revenue	25,233	35,844
Current portion of long-term debt, including $976 due to related parties at January 3, 2010	63	41,236

Total current liabilities	112,401	175,593
Lease obligations	115,762	116,547
Long-term debt	1,184	1,212
Other liabilities	22,701	18,488

Total liabilities	252,048	311,840
Commitments and contingencies (Note 12)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 22,965,415 shares and 22,911,054 shares issued and outstanding at October 3, 2010 and January 3, 2010, respectively	23	28
Additional paid-in capital	242,734	217,181
Treasury stock, at cost, 5,667,223 shares and 5,064,733 shares at October 3, 2010 and January 3, 2010, respectively	(172,217)	(146,022)
Accumulated other comprehensive loss	—	(294)
Retained earnings	286,694	264,456

Total PFCB common stockholders’ equity	357,234	335,349
Noncontrolling interests	3,522	4,961

Total equity	360,756	340,310

Total liabilities and equity	$612,804	$652,150

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Revenues	$308,410	$290,329	$931,619	$901,526
Costs and expenses:
Cost of sales	78,380	76,364	244,110	239,093
Labor	101,620	95,713	308,390	294,531
Operating	52,058	50,883	156,408	150,383
Occupancy	18,504	17,566	54,951	52,347
General and administrative	23,226	20,408	62,044	60,745
Depreciation and amortization	19,318	19,055	57,654	56,126
Preopening expense	572	1,550	1,537	2,499
Partner investment expense	(147)	18	(271)	(537)

Total costs and expenses	293,531	281,557	884,823	855,187

Income from operations	14,879	8,772	46,796	46,339
Interest and other income (expense), net	175	85	(905)	(1,292)

Income from continuing operations before taxes	15,054	8,857	45,891	45,047
Provision for income taxes	(4,417)	(2,477)	(13,349)	(12,538)

Income from continuing operations, net of tax	10,637	6,380	32,542	32,509
Income (loss) from discontinued operations, net of tax	—	(17)	6	(534)

Net income	10,637	6,363	32,548	31,975
Less: Net income attributable to noncontrolling interests	172	155	619	813

Net income attributable to PFCB	$10,465	$6,208	$31,929	$31,162

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.46	$0.27	$1.41	$1.38
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	(0.03)

Net income attributable to PFCB common stockholders	$0.46	$0.27	$1.41	$1.35

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.45	$0.27	$1.38	$1.35
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	(0.03)

Net income attributable to PFCB common stockholders	$0.45	$0.27	$1.38	$1.32

Weighted average shares used in computation:
Basic	22,697	22,810	22,719	23,103

Diluted	23,070	23,285	23,150	23,535

Cash dividends declared per share	$0.21	$—	$0.63	$—

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$10,465	$6,225	$31,923	$31,696
Income (loss) from discontinued operations, net of tax	—	(17)	6	(534)

Net income attributable to PFCB	$10,465	$6,208	$31,929	$31,162

See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated other
	Common Stock		Additional	Treasury	comprehensive	Retained	Noncontrolling
	Shares	Amount	paid-in capital	stock	loss	earnings	interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	155	1	1,365	—	—	—	—	1,366
Issuance of common stock under employee stock purchase plan	34	—	774	—	—	—	—	774
Shares withheld for taxes on restricted stock, net of forfeitures	(44)	—	(633)	—	—	—	—	(633)
Purchases of treasury stock	(1,119)	—	—	(29,174)	—	—	—	(29,174)
Share-based compensation expense (1)	—	—	5,787	—	—	—	—	5,787
Tax benefit from share-based compensation, net	—	—	1,077	—	—	—	—	1,077
Unrealized gain on derivatives	—	—	—	—	283	—	—	283
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,475)	(1,475)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	30	30
Purchases of noncontrolling interests	—	—	(1,030)	—	—	—	(2,345)	(3,375)
Partner investment expense	—	—	—	—	—	—	(537)	(537)
Partner bonus expense, imputed	—	—	—	—	—	—	352	352
Net income	—	—	—	—	—	31,162	813	31,975

Balances, September 27, 2009	23,140	$28	$214,007	$(135,546)	$(472)	$252,421	$5,419	$335,857

Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	660	—	18,310	—	—	—	—	18,310
Issuance of common stock under employee stock purchase plan	56	—	2,185	—	—	—	—	2,185
Shares withheld for taxes on restricted stock, net of forfeitures	(59)	—	(1,169)	—	—	—	—	(1,169)
Purchases of treasury stock	(603)	(5)	—	(26,195)	—	—	—	(26,200)
Share-based compensation expense (1)	—	—	4,049	—	—	—	—	4,049
Tax benefit from share-based compensation, net	—	—	2,440	—	—	—	—	2,440
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,013)	(1,013)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests	—	—	(277)	—	—	—	(1,086)	(1,363)
Partner investment expense	—	—	—	—	—	—	(271)	(271)
Partner bonus expense, imputed	—	—	—	—	—	—	302	302
Cash dividends paid	—	—	15	—	—	(9,691)	—	(9,676)
Net income	—	—	—	—	—	31,929	619	32,548

Balances, October 3, 2010	22,965	$23	$242,734	$(172,217)	$—	$286,694	$3,522	$360,756

(1)	Share-based compensation expense includes equity-classified awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2010	2009

Operating Activities:
Net income	$32,548	$31,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,654	56,126
Share-based compensation	10,081	7,821
Net lease termination charges in discontinued operations	35	706
Partner investment expense	(271)	(537)
Partner bonus expense, imputed	302	352
Deferred income taxes	(3,991)	3,330
Tax benefit from share-based compensation, net	(2,555)	(1,077)
Other	153	92
Changes in operating assets and liabilities:
Inventories	(38)	(82)
Other current assets	163	11,958
Other assets	(370)	(1,031)
Accounts payable	(1,652)	1,902
Accrued expenses	(10,580)	(7,419)
Unearned revenue	(10,611)	(7,106)
Lease obligations	(637)	(54)
Other liabilities	2,175	1,186

Net cash provided by operating activities	72,406	98,142

Investing Activities:
Capital expenditures	(26,657)	(38,859)
Receivable under loan facility (Note 12)	(4,282)	—
Capitalized interest	(60)	(198)

Net cash used in investing activities	(30,999)	(39,057)

Financing Activities:
Repayments of long-term debt	(41,236)	(45,424)
Proceeds from net share issuances	19,326	1,507
Purchases of treasury stock	(26,200)	(29,174)
Payments of cash dividends	(9,676)	—
Distributions to noncontrolling interest partners	(1,013)	(1,475)
Purchases of noncontrolling interests	(1,363)	(3,375)
Payments of capital lease obligations	(148)	(137)
Contributions from noncontrolling interest partners	10	30
Tax benefit from share-based compensation, net	2,555	1,077

Net cash used in financing activities	(57,745)	(76,971)

Net decrease in cash and cash equivalents	(16,338)	(17,886)
Cash and cash equivalents at the beginning of the period	63,499	40,951

Cash and cash equivalents at the end of the period	$47,161	$23,065

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$24,684	$10,798
Cash paid for interest	$1,658	$2,870
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
As of October 3, 2010, P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 200 full service restaurants throughout the United States under the name P.F. Chang’s China Bistro (the “Bistro”). The Company also owned and operated 168 quick casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”). Additionally, there are six Bistro restaurants in international markets that are operated by business partners under licensing agreements, and two Bistro restaurants operated in Hawaii under a joint venture arrangement in which the Company owns a noncontrolling interest. Beginning fiscal 2010, the Company has also expanded its brand to retail products.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011.
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

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)
(Included in ASC 820 “Fair Value Measurements and Disclosures”)
Accounting Standards Update (“ASU”) No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities will also be required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three and nine months ended October 3, 2010.
2. Discontinued Operations
Discontinued operations include results attributable to 10 Pei Wei restaurants that were closed during the fourth quarter of 2008. Income (loss) from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the 10 closed Pei Wei restaurants.
Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—
Income (loss) from discontinued operations before income tax benefit(1)	—	(28)	10	(876)
Income tax benefit (expense)	—	11	(4)	342

Income (loss) from discontinued operations, net of tax	$—	$(17)	$6	$(534)

(1)	Includes lease termination charges, deferred rent write-offs upon lease termination and deferred rent amortization.
Lease termination agreements for seven of the ten locations have been executed as of October 3, 2010. A sublease agreement for one of the ten locations has been executed as of October 3, 2010. The Company continues to pursue lease termination agreements as well as potential sub-tenant agreements for the remaining closed locations.
Activity associated with the lease termination accrual is summarized below (in thousands):

	October 3,	September 27,
	2010	2009

Beginning balance	$1,416	$2,379
Cash payments	(310)	(1,957)
Charges	35	1,402

Ending balance	$1,141	$1,824

Charges include additional amounts recognized based on availability of new information, which led to updated estimates of anticipated lease termination costs for certain closed locations where the accrual recorded at the time of lease termination was insufficient. Cash payments include settlement payments as well as ongoing rent and other property-related payments. From store closure date through October 3, 2010, the Company has recognized and reported in discontinued operations a total of $4.1 million in lease termination charges for the closed Pei Wei locations. The lease termination accrual is included in other liabilities at October 3, 2010 and in accrued expenses at September 27, 2009 on the consolidated balance sheets with the timing of payments uncertain.
3. Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s equity plans and employee stock purchase plan. For the three months ended October 3, 2010 and September 27, 2009, 1.2 million and 1.7 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect. For the nine months ended October 3, 2010 and September 27, 2009, 1.2 million and 2.2 million, respectively, of the Company’s shares were excluded from the calculation due to their anti-dilutive effect.

The Company began paying quarterly variable cash dividends to its shareholders during the second quarter of 2010. The Company’s restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the three and nine months ended October 3, 2010, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated income statements.
4. Other Current Assets
Other current assets consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Income taxes receivable	$11,777	$2,388
Current portion of deferred tax asset	10,567	11,036
Receivables	6,616	15,752
Prepaid rent	5,678	5,508
Other	5,734	3,765

Total other current assets	$40,372	$38,449

5. Other Assets
Other assets consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Liquor licenses, net	$6,752	$6,836
Software, net	5,698	5,459
Restoration Plan investments	4,475	3,454
Receivable under loan facility(1)	4,282	—
Deposits	989	1,411
Other assets, net	557	763

Total other assets	$22,753	$17,923

(1)	See Note 12 for further details on the receivable under the loan facility.
6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Accrued payroll	$20,668	$26,262
Accrued insurance	17,494	17,426
Sales and use tax payable	6,222	7,104
Property tax payable	3,503	3,638
Accrued rent	3,503	3,730
Derivative liability	—	471
Other accrued expenses	14,683	18,457

Total accrued expenses	$66,073	$77,088

7. Long-Term Debt
Credit Facility
The senior credit facility (“Credit Facility”) allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company was in compliance with these restrictions and conditions as of October 3, 2010 as the Company’s leverage ratio was 0.92:1 and the fixed charge coverage ratio was 2.39:1.
The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. The Company fully repaid total outstanding borrowings of $40.0 million under the Credit Facility during the first half of fiscal 2010. As of October 3, 2010, the Company had $14.1 million committed for the issuance of letters of credit, which are required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $60.9 million at October 3, 2010.
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
8. Other Liabilities
Other liabilities consist of the following (in thousands):

	October 3,	January 3,
	2010	2010

Performance units	$5,952	$2,402
Deferred income tax liability	5,267	9,436
Deferred compensation	4,873	3,653
Cash-settled awards	3,938	1,453
Other	2,671	1,544

Total other liabilities	$22,701	$18,488

9. Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value at October 3, 2010 and January 3, 2010 are summarized below (in thousands):

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs	Valuation
	October 3, 2010	(Level 1)	(Level 2)	(Level 3)	Technique

Money markets	$41,683	$—	$41,683	$—	market approach
Restoration Plan investments	4,475	—	4,475	—	market approach

Total	$46,158	$—	$46,158	$—

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets/Liabilities	Observable Inputs	Unobservable Inputs	Valuation
	January 3, 2010	(Level 1)	(Level 2)	(Level 3)	Technique

Money markets	$54,655	$—	$54,655	$—	market approach
Restoration Plan investments	3,454	—	3,454	—	market approach
Interest rate swap liability	(471)	—	(471)	—	income approach

Total	$57,638	$—	$57,638	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheets at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government backed securities at October 3, 2010 and January 3, 2010.
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
The fair value of the Company’s interest rate swap was estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and was reflected within accrued expenses in the consolidated balance sheets. These cash flows were based on yield curves which took into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model were based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigated derivative credit risk by transacting with highly-rated counterparties. The interest rate swap expired on May 20, 2010. See Note 7 for a discussion of the Company’s interest rate swap.
10. Share-Based Compensation
The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”), and liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company’s closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. During the second quarter of fiscal 2010, the Company issued RSUs to members of its board of directors in accordance with the non-employee director compensation plan.
Liability-Classified Awards
Performance Units
The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price as defined in the agreements, exceeds the strike price. The total value of the performance units is subject to a maximum value of $12.50 per unit. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At October 3, 2010 and January 3, 2010, the fair value per performance unit was $8.76 and $6.54, respectively, calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At October 3, 2010 and January 3, 2010, the recorded liability of the performance units, reflected in other liabilities in the consolidated balance sheets, was $6.0 million and $2.4 million, respectively. There were no performance unit awards granted during the nine months ended October 3, 2010.

Total cumulative expense recognized for the performance units from date of grant through October 3, 2010 was $6.0 million based on the current estimated fair value of $8.76 per unit. If the value of the performance units at settlement date is $12.50, the maximum value per unit, the Company would recognize total additional share-based compensation expense of $9.0 million over the remaining term of the award agreements ending January 1, 2012. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in fair value may not occur ratably over the remaining five quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Cash-Settled Awards
The cash value of SARs will be based on the appreciation, if any, of the Company’s stock price on the date of settlement compared to the Company’s stock price on the date of grant, and the cash value of RCUs will be based on the Company’s stock price on the date of settlement. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. At October 3, 2010 and January 3, 2010, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $3.9 million and $1.5 million, respectively.
SARs were granted to a member of the Board of Directors who joined the Board during the first quarter of fiscal 2010. During the third quarter of fiscal 2010, the Company granted RCUs to eligible employees in conjunction with its annual long-term incentive award grant.
The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Nine Months Ended		Three and Nine Months Ended
	October 3, 2010		September 27, 2009
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.5%	0.9%	1.6%	1.9%
Expected life of cash-settled awards (years)	2.5	3.9	3.5	4.0
Expected stock volatility	47.0%	46.8%	48.3%	45.2%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

(1)
Unvested SARs and RCUs are eligible to receive dividend-equivalents in the form of cash or additional awards during the vesting period, and as such, no expected dividend yield is included in the fair value assumptions for these awards.

Share-based compensation expense for performance units, SARs and RCUs is recognized over the service period with the impact of updated fair values recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Equity-classified awards:
Labor	$23	$68	$100	$259
General and administrative	1,342	1,607	3,949	5,528
Liability-classified awards:
General and administrative	3,176	1,088	6,133	2,034

Total share-based compensation(1)	4,541	2,763	10,182	7,821
Less: tax benefit	(1,348)	(786)	(3,002)	(2,217)

Total share-based compensation, net of tax	$3,193	$1,977	$7,180	$5,604

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs and expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

Unvested Share-Based Compensation Expense
At October 3, 2010, unvested share-based compensation for equity-classified awards, net of forfeitures, totaled $1.8 million for stock options and $2.2 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.4 years for stock options and 1.0 years for restricted stock and RSUs.
At October 3, 2010, unvested share-based compensation for liability-classified awards totaled $4.6 million for performance units and $8.9 million for RCUs and SARs. This expense will be recognized over the remaining weighted average vesting period, which is approximately 1.2 years for performance units and 2.4 years for RCUs and SARs.
11. Segment Reporting
The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, licensing fees related to Bistro restaurants operated by business partners pursuant to development and licensing agreements and licensing fees related to a premium line of frozen entrées operated under a licensing agreement are both reported within Shared Services and Other. There were no material amounts of revenues or transfers among reportable segments.
The following table presents information about reportable segments (in thousands):

		Shared
		Services
	Total	and Other	Bistro	Pei Wei
For the Three Months Ended October 3, 2010:
Revenues	$308,410	$911	$231,309	$76,190
Segment profit	38,358	383	30,765	7,210
Capital expenditures	8,352	364	6,119	1,869
Depreciation and amortization	19,318	528	14,018	4,772

For the Three Months Ended September 27, 2009:
Revenues	$290,329	$—	$217,093	$73,236
Segment profit (loss)	30,593	(508)	25,372	5,729
Capital expenditures	18,086	554	12,948	4,584
Depreciation and amortization	19,055	508	13,900	4,647

For the Nine Months Ended October 3, 2010:
Revenues	$931,619	$2,376	$695,441	$233,802
Segment profit	109,487	818	85,627	23,042
Capital expenditures	26,657	2,006	19,779	4,872
Depreciation and amortization	57,654	1,558	41,915	14,181

For the Nine Months Ended September 27, 2009:
Revenues	$901,526	$—	$679,378	$222,148
Segment profit (loss)	108,233	(1,415)	89,711	19,937
Capital expenditures	38,859	2,517	27,738	8,604
Depreciation and amortization	56,126	1,415	41,274	13,437

As of October 3, 2010:
Total assets	$612,804	$22,000	$491,386	$99,418
Goodwill	6,819	—	6,566	253

As of January 3, 2010:
Total assets	$652,150	$20,293	$522,940	$108,917
Goodwill	6,819	—	6,566	253

In addition to using consolidated results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company’s business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses, the extension of the Company’s brands into international markets and retail products. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants.
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Segment profit	$38,358	$30,593	$109,487	$108,233
Less: General and administrative	(23,226)	(20,408)	(62,044)	(60,745)
Less: Preopening expense	(572)	(1,550)	(1,537)	(2,499)
Less: Partner investment expense	147	(18)	271	537
Less: Interest and other income (expense), net	175	85	(905)	(1,292)
Add: Net income attributable to noncontrolling interests	172	155	619	813

Income from continuing operations before taxes	$15,054	$8,857	$45,891	$45,047

12. Commitments and Contingencies
The Company is engaged in various legal actions which arise in the ordinary course of its business. The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of the Company.
During 2009, the Company entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by P.F. Chang’s into a majority equity position in True Food Kitchen. As of October 3, 2010, the Company had advanced $4.3 million under the loan facility to True Food Kitchen.
13. Subsequent Events
Cash Dividends
During February 2010, the Board of Directors’ approved the initiation of a quarterly variable cash dividend based on the Company’s desire to consistently return excess cash flow to its shareholders. The amount of the cash dividend will be computed based on 45% of the Company’s quarterly net income. Based on seasonal fluctuations in the Company’s quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.
Based on the Board of Directors’ authorization, on October 27, 2010 the Company announced a cash dividend of $0.21 per share which will be paid November 22, 2010 to all shareholders of record at the close of business on November 8, 2010. Based on shares outstanding at October 3, 2010, the total dividend payment will approximate $4.8 million during the fourth quarter of fiscal 2010.

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
Overview
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). Additionally, under Global Brand Development we have extended our brand to international markets and retail products that are operated under licensing agreements.
Bistro
As of October 3, 2010, we owned and operated 200 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the continental U.S.
We intend to open four new Bistro restaurants during fiscal 2010, three of which were open by the end of the third quarter of 2010. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet, and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses typically average approximately $350,000 to $400,000 per restaurant.
Pei Wei
As of October 3, 2010, we owned and operated 168 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.
We opened two new Pei Wei restaurants during fiscal 2010. Our Pei Wei restaurants are generally 2,800 to 3,400 square feet in size and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses typically average approximately $140,000 to $160,000 per restaurant.

Global Brand Development
International
We are selectively pursuing international expansion of our Bistro restaurants. During fiscal 2009, we signed two development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. We also signed two development and licensing agreement with new partners during the first three quarters of fiscal 2010. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales. Our partners collectively expect to open five restaurants during fiscal 2010, four of which were open as of the end of the third quarter of 2010. As of October 3, 2010, six Bistro restaurants that are operated under international development and licensing agreements were open in Mexico and the Middle East.
We continue to engage in discussions with additional potential partners regarding expansion of the Company’s brands into various international markets and other venues.
Additionally, there are two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.
Retail
During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a new premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang’s brand. During the second quarter of 2010, the new product line became available in numerous retail outlets. We receive ongoing royalty revenues based on a percentage of product sales, with such percentages escalating over the first three years of the agreement. We began recognizing retail royalty revenues during the second quarter of 2010.
Other Ventures
During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in True Food Kitchen. As of October 3, 2010, we had advanced $4.3 million under the loan facility to True Food Kitchen.
Change in Partnership Structure — Pei Wei
We utilize a partnership philosophy to facilitate the development, leadership and operation of our Pei Wei restaurants. Historically, this philosophy was embodied in a traditional legal partnership structure, which included capital contributions from our partners in exchange for an ownership stake in the profits and losses of our restaurants. Effective April 2010 for new store openings, Pei Wei began employing a different structure to achieve the same goal. Our Market Partners and Regional Vice Presidents (still “partners” in the philosophical, but not legal sense) no longer have a direct ownership stake in the profits and losses of restaurants, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurants in their region, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurants in their market or region. As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation rather than as net income attributable to noncontrolling interests. Accordingly, compensation expense is reflected in the consolidated income statement as general and administrative expense for these Pei Wei operators. Partner investment expense will no longer be recognized for new Pei Wei restaurant openings beginning April 2010 as a result of this change. The Bistro has been operating under this structure since the beginning of fiscal 2007.
Critical Accounting Policies
Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2009 Annual Report on Form 10-K other than an update to the following.

Share-Based Compensation
We account for share-based compensation based on fair value measurement guidance. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions, for our options and cash-settled liability awards, with the exception of performance units. These assumptions include estimating 1) expected term, 2) common stock price volatility over the expected term and 3) the number of awards that will ultimately not vest (“expected forfeiture rate”). For performance units, fair value is calculated using a Monte Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price and the Russell 2000 Index.
The cash value of the performance units will be equal to the amount, if any, by which our final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The performance units were granted in February 2009, and since the grant date, the Russell 2000 Index has increased 47% while our stock has appreciated 150% over the same time period.
Total cumulative expense recognized for the performance units from date of grant through October 3, 2010 was $6.0 million based on the estimated fair value as of October 3, 2010 of $8.76 per unit. As of October 3, 2010 if the value of the performance units at settlement date is $12.50, the maximum value per unit, we would recognize total additional share-based compensation expense of $9.0 million over the remaining term of the award agreements ending January 1, 2012. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in fair value may not occur ratably over the remaining five quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Additionally, we use assumptions to estimate the expected forfeiture rate related to restricted stock and cash-settled liability awards in determining the share-based compensation for these awards. Changes in these assumptions can materially affect fair value and our estimates of share-based compensation. Consequently, the related amount recognized in the consolidated statements of income could vary significantly in future periods.
Results of Operations
The following tables set forth certain unaudited quarterly information for the three and nine month periods ended October 3, 2010 and September 27, 2009, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

Results for the three month periods ended October 3, 2010 and September 27, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	October 3,	% of	September 27,	% of		%
	2010	Revenues	2009	Revenues	Change	Change

Revenues	$308,410	100.0%	$290,329	100.0%	$18,081	6.2%
Costs and expenses:
Cost of sales	78,380	25.4%	76,364	26.3%	2,016	2.6%
Labor	101,620	32.9%	95,713	33.0%	5,907	6.2%
Operating	52,058	16.9%	50,883	17.5%	1,175	2.3%
Occupancy	18,504	6.0%	17,566	6.1%	938	5.3%
General and administrative	23,226	7.5%	20,408	7.0%	2,818	13.8%
Depreciation and amortization	19,318	6.3%	19,055	6.6%	263	1.4%
Preopening expense	572	0.2%	1,550	0.5%	(978)	(63.1)%
Partner investment expense	(147)	0.0%	18	0.0%	(165)	—

Total costs and expenses	293,531	95.2%	281,557	97.0%	11,974	4.3%

Income from operations	14,879	4.8%	8,772	3.0%	6,107	69.6%
Interest and other income (expense), net	175	0.1%	85	0.0%	90	—

Income from continuing operations before taxes	15,054	4.9%	8,857	3.1%	6,197	70.0%
Provision for income taxes	(4,417)	(1.4)%	(2,477)	(0.9)%	(1,940)	78.3%

Income from continuing operations, net of tax	10,637	3.4%	6,380	2.2%	4,257	66.7%
Loss from discontinued operations, net of tax	—	0.0%	(17)	(0.0)%	17	100.0%

Net income	10,637	3.4%	6,363	2.2%	4,274	67.2%
Less: Net income attributable to noncontrolling interests	172	0.1%	155	0.1%	17	11.0%

Net income attributable to PFCB	$10,465	3.4%	$6,208	2.1%	$4,257	68.6%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	October 3,	% of	September 27,	% of		%
	2010	Revenues	2009	Revenues	Change	Change

Revenues	$231,309	100.0%	$217,093	100.0%	$14,216	6.5%
Costs and expenses:
Cost of sales	58,135	25.1%	56,624	26.1%	1,511	2.7%
Labor	76,533	33.1%	71,216	32.8%	5,317	7.5%
Operating	38,554	16.7%	37,487	17.3%	1,067	2.8%
Occupancy	13,242	5.7%	12,390	5.7%	852	6.9%
Depreciation and amortization	14,018	6.1%	13,900	6.4%	118	0.8%
Preopening expense	411	0.2%	1,004	0.5%	(593)	(59.1)%
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	62	0.0%	104	0.0%	(42)	(40.4)%

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	October 3,	% of	September 27,	% of
	2010	Revenues	2009	Revenues	Change	% Change

Revenues	$76,190	100.0%	$73,236	100.0%	$2,954	4.0%
Costs and expenses:
Cost of sales	20,245	26.6%	19,740	27.0%	505	2.6%
Labor	25,087	32.9%	24,497	33.4%	590	2.4%
Operating	13,504	17.7%	13,396	18.3%	108	0.8%
Occupancy	5,262	6.9%	5,176	7.1%	86	1.7%
Depreciation and amortization	4,772	6.3%	4,647	6.3%	125	2.7%
Preopening expense	161	0.2%	546	0.7%	(385)	(70.5)%
Partner investment expense	(147)	(0.2)%	18	0.0%	(165)	—
Net income attributable to noncontrolling interests	110	0.1%	51	0.1%	59	—
Percentages over 100% are not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro: The increase in revenues was primarily attributable to incremental new store revenues of $9.2 million, comprised of a full quarter of revenues from the seven new stores that opened the last two quarters of fiscal 2009 and revenues generated by the three new Bistro restaurants that opened during 2010. The increase was also attributable to a $5.0 million increase in revenues for stores open prior to the third quarter of 2009 due to an increase in overall guest traffic partially offset by a slight decrease in the average ticket, which includes the benefit of a one to two percent price increase which went into effect during the second quarter of 2010.
Pei Wei: The increase in revenues was primarily attributable to incremental new store revenues of $1.8 million, comprised of a full quarter of revenues from the five new stores that opened the last two quarters of fiscal 2009 and revenues generated by the two new Pei Wei restaurants that opened during 2010. The increase was also attributable to a $1.2 million increase in revenues for stores open prior to the third quarter of 2009 due to an increase in the average ticket, which includes incremental sales of small plate menu items and, to a lesser extent, the benefit of an approximate one percent price increase which went into effect during the second quarter of 2010. The increase was partially offset by a decrease in overall guest traffic.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased primarily due to the benefit of menu price increases, favorable wok oil and beef pricing and the net favorable impact of product mix shifts. These decreases were partially offset by the impact of greater sales discounts, including happy hour menu pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to favorable wok oil, beef and rice pricing partially offset by the net impact of product mix shifts.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant-level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased primarily due to higher management incentive accruals and the impact of greater sales discounts (principally related to happy hour menu pricing). These increases were partially offset by the benefit of menu price increases and improved operational efficiencies.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to lower manager salaries, the benefit of improved leverage from higher average weekly sales and improved operational efficiencies.
Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues decreased primarily due to the benefit of improved leverage from higher average weekly sales, lower repairs and maintenance expense and lower restaurant supplies costs.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to lower marketing spend and, to a lesser extent, the benefit of improved leverage from higher average weekly sales.
Occupancy
Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues were consistent primarily due to higher property tax expense offset by the benefit of improved leverage from higher average weekly sales and lower general liability insurance costs.
Pei Wei: Occupancy costs as a percentage of revenues decreased primarily due to the benefit of improved leverage from higher average weekly sales and lower general liability insurance costs partially offset by higher property tax expense.
General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees, technology and market research. Realized and unrealized holding gains and losses related to investments in the Restoration Plan, a nonqualified deferred compensation plan, are included within general and administrative expense, with a corresponding offset in interest and other income (expense), net.
Consolidated general and administrative costs increased primarily due to higher share-based compensation expense principally resulting from an increase in the fair value of the performance units and other cash-settled awards and, to a lesser extent, higher excise tax expense resulting from a multi-year state tax audit of the Company’s partnership returns and higher management incentive accruals. These increases were partially offset by lower health insurance costs.
Depreciation and Amortization
Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last two quarters of fiscal 2009 and the first three quarters of 2010. As a percentage of revenues, depreciation and amortization decreased primarily due to the benefit of improved leverage from higher average weekly sales, a decrease in current year retirements and smallwares assets whose costs have been fully expensed.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last two quarters of fiscal 2009 and the first three quarters of 2010. As a percentage of revenues, depreciation and amortization was consistent primarily due to the benefit of improved leverage from higher average weekly sales and smallwares assets whose costs have been fully expensed. These decreases were partially offset by additional depreciation related to new digital menu boards installed during fiscal 2009.

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
Bistro: Preopening expense decreased primarily due to the timing of expenses for new restaurant openings scheduled for the fourth quarter of 2010 compared to fiscal 2009 and the impact of one new restaurant opening during the third quarter of 2010 compared to two new restaurant openings during the third quarter of 2009.
Pei Wei: Preopening expense decreased primarily due to expenses related to no new restaurant openings scheduled for the remainder of fiscal 2010 compared to two new restaurant openings during the fourth quarter of fiscal 2009. The decrease was also due to the impact of one new restaurant opening during the third quarter of 2010 compared to three new restaurant openings during the third quarter of 2009.
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
Due to the change in the partnership structure beginning the second quarter of fiscal 2010, partner investment expense is no longer recognized at the time a new restaurant opens compared to the third quarter of 2009 when partner investment expense was recorded for two new restaurant openings. The decrease is also due to the impact of a greater number of early buyouts during the third quarter of 2010 compared to the third quarter of 2009.
Interest and Other Income (Expense), Net
Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line (to the extent balances are outstanding) and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to interest-bearing overnight deposits for fiscal 2009 and 2010. During fiscal 2010, interest income also relates to interest from our loan facility to True Food Kitchen. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset in general and administrative expense.
The change in consolidated interest and other income (expense), net was primarily due to lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 29.7% for the third quarter of 2010 compared to 28.5% for the third quarter of 2009. The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2010 is expected to be higher than our historic rate due to the impact of income from continuing operations from our non-tipped concept as well as higher anticipated income from operations. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.

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
Bistro: The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of noncontrolling interest buyouts occurring during fiscal 2010. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 14 as of October 3, 2010.
Pei Wei: The change in net income attributable to noncontrolling interests was primarily due to the impact of higher restaurant net income offset by the impact of 112 noncontrolling interest buyouts occurring since the beginning of fiscal 2009.
Results for the nine month periods ended October 3, 2010 and September 27, 2009
Our consolidated operating results were as follows (dollars in thousands):

	Nine Months Ended
	October 3,	% of	September 27,	% of		%
	2010	Revenues	2009	Revenues	Change	Change

Revenues	$931,619	100.0%	$901,526	100.0%	$30,093	3.3%
Costs and expenses:
Cost of sales	244,110	26.2%	239,093	26.5%	5,017	2.1%
Labor	308,390	33.1%	294,531	32.7%	13,859	4.7%
Operating	156,408	16.8%	150,383	16.7%	6,025	4.0%
Occupancy	54,951	5.9%	52,347	5.8%	2,604	5.0%
General and administrative	62,044	6.7%	60,745	6.7%	1,299	2.1%
Depreciation and amortization	57,654	6.2%	56,126	6.2%	1,528	2.7%
Preopening expense	1,537	0.2%	2,499	0.3%	(962)	(38.5)%
Partner investment expense	(271)	0.0%	(537)	(0.1)%	266	(49.5)%

Total costs and expenses	884,823	95.0%	855,187	94.9%	29,636	3.5%

Income from operations	46,796	5.0%	46,339	5.1%	457	1.0%
Interest and other income (expense), net	(905)	(0.1)%	(1,292)	(0.1)%	387	(30.0)%

Income from continuing operations before taxes	45,891	4.9%	45,047	5.0%	844	1.9%
Provision for income taxes	(13,349)	(1.4)%	(12,538)	(1.4)%	(811)	6.5%

Income from continuing operations, net of tax	32,542	3.5%	32,509	3.6%	33	0.1%
Income (loss) from discontinued operations, net of tax	6	0.0%	(534)	(0.1)%	540	—

Net income	32,548	3.5%	31,975	3.5%	573	1.8%
Less: Net income attributable to noncontrolling interests	619	0.1%	813	0.1%	(194)	(23.9)%

Net income attributable to PFCB	$31,929	3.4%	$31,162	3.5%	$767	2.5%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Nine Months Ended
	October 3,	% of	September 27,	% of		%
	2010	Revenues	2009	Revenues	Change	Change

Revenues	$695,441	100.0%	$679,378	100.0%	$16,063	2.4%
Costs and expenses:
Cost of sales	181,760	26.1%	179,336	26.4%	2,424	1.4%
Labor	231,494	33.3%	220,553	32.5%	10,941	5.0%
Operating	115,283	16.6%	110,833	16.3%	4,450	4.0%
Occupancy	39,136	5.6%	37,243	5.5%	1,893	5.1%
Depreciation and amortization	41,915	6.0%	41,274	6.1%	641	1.6%
Preopening expense	1,202	0.2%	1,578	0.2%	(376)	(23.8)%
Partner investment expense	—	0.0%	(168)	(0.0)%	168	100.0%
Net income attributable to noncontrolling interests	226	0.0%	428	0.1%	(202)	(47.2)%
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Nine Months Ended
	October 3,	% of	September 27,	% of		%
	2010	Revenues	2009	Revenues	Change	Change

Revenues	$233,802	100.0%	$222,148	100.0%	$11,654	5.2%
Costs and expenses:
Cost of sales	62,350	26.7%	59,757	26.9%	2,593	4.3%
Labor	76,896	32.9%	73,978	33.3%	2,918	3.9%
Operating	41,125	17.6%	39,550	17.8%	1,575	4.0%
Occupancy	15,815	6.8%	15,104	6.8%	711	4.7%
Depreciation and amortization	14,181	6.1%	13,437	6.0%	744	5.5%
Preopening expense	335	0.1%	921	0.4%	(586)	(63.6)%
Partner investment expense	(271)	(0.1)%	(369)	(0.2)%	98	(26.6)%
Net income attributable to noncontrolling interests	393	0.2%	385	0.2%	8	2.1%
Revenues
Each segment contributed as follows:
Bistro: The increase in revenues was primarily attributable to incremental new store revenues of $25.4 million, comprised of a full nine months of revenues from the seven new stores that opened the last two quarters of fiscal 2009 and revenues generated by the three new Bistro restaurants that opened during 2010. The increase was partially offset by a $9.3 million decrease in revenues for stores open prior to the third quarter of 2009 due to a decline in the average ticket, which includes the benefit of a one to two percent price increase which went into effect during the second quarter of 2010, partially offset by an increase in overall guest traffic.
Pei Wei: The increase in revenues was primarily attributable to incremental new store revenues of $7.4 million, comprised of a full nine months of revenues from the five new stores that opened the last two quarters of fiscal 2009 and revenues generated by the two new Pei Wei restaurants that opened during 2010. The increase was also attributable to a $4.3 million increase in revenues for stores open prior to the third quarter of 2009 due to an increase in the average ticket, which includes the benefit of an approximate one percent price increase which went into effect during the second quarter of 2010, combined with an increase in overall guest traffic.

Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased primarily due to the benefit of menu price increases, favorable beef and wok oil pricing and the net impact of product mix shifts. These decreases were partially offset by the impact of greater sales discounts, including happy hour menu pricing.
Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to favorable wok oil and beef pricing partially offset by the net impact of product mix shifts.
Labor
Each segment contributed as follows:
Bistro: Labor expenses as a percentage of revenues increased primarily due to the impact of greater sales discounts (principally related to the happy hour menu pricing), increase in management incentive accruals, higher hourly wage rates and higher payroll taxes. These increases were partially offset by the benefit of menu price increases.
Pei Wei: Labor expenses as a percentage of revenues decreased primarily due to lower manager salaries and the benefit of improved leverage from higher average weekly sales partially offset by higher hourly wage rates.
Operating
Each segment contributed as follows:
Bistro: Operating expenses as a percentage of revenues increased primarily due to higher marketing spend, the impact of decreased leverage on lower average weekly sales and higher menu printing costs.
Pei Wei: Operating expenses as a percentage of revenues decreased primarily due to lower restaurant supplies costs and the benefit of improved leverage from higher average weekly sales.
Occupancy
Each segment contributed as follows:
Bistro: Occupancy costs as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales and higher property tax expense.
Pei Wei: Occupancy costs as a percentage of revenues were consistent primarily due to the benefit of improved leverage from higher average weekly sales offset by higher property tax expense.
General and Administrative
Consolidated general and administrative costs increased primarily due to higher share-based compensation expense principally resulting from an increase in fair value of the performance units and other cash-settled awards and, to a lesser extent, higher health insurance costs. These increases were partially offset by lower management salaries and incentive accruals, decrease in legal costs and lower compensation expense resulting from lower unrealized holding gains associated with investments in the Restoration Plan.

Depreciation and Amortization
Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last two quarters of fiscal 2009 and the first three quarters of 2010. As a percentage of revenues, depreciation and amortization decreased primarily due to smallwares assets whose costs have been fully expensed partially offset by the impact of decreased leverage on lower average weekly sales.
Pei Wei: Depreciation and amortization increased primarily due to additional depreciation on restaurants that opened during the last two quarters of fiscal 2009 and the first three quarters of 2010. As a percentage of revenues, depreciation and amortization increased primarily due to additional depreciation related to new digital menu boards installed during fiscal 2009 partially offset by the benefit of improved leverage from higher average weekly sales and smallwares assets whose costs have been fully expensed.
Preopening Expense
Each segment contributed as follows:
Bistro: Preopening expense decreased primarily due to one new restaurant opening scheduled for the remainder of 2010 compared to five new restaurant openings during the fourth quarter of fiscal 2009.
Pei Wei: Preopening expense decreased primarily due to two new restaurant openings during the first three quarters of 2010 compared to five new restaurant openings during the first three quarters of 2009. The decrease was also due to no scheduled restaurant openings during the remainder of fiscal 2010 compared to two new restaurant openings during the fourth quarter of fiscal 2009.
Partner Investment Expense
Each segment contributed as follows:
Bistro: All partner investment expense activity for the Bistro is related to early buyouts of noncontrolling interests. The change in partner investment expense resulted from having fewer early buyouts of noncontrolling interests during the first three quarters of 2010 compared to the first three quarters of 2009.
Pei Wei: Partner investment expense increased primarily due to the impact of fewer early buyouts during the first three quarters of 2010 compared to the first three quarters of 2009. The increase is partially offset by the change in the partnership structure beginning the second quarter of fiscal 2010. As a result, partner investment expense is no longer recognized at the time a new restaurant opens.
Interest and Other Income (Expense), Net
The change in consolidated interest and other income (expense), net was primarily due to lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010 partially offset by $0.2 million of unrealized holding gains during the current year compared to $0.6 million of unrealized holding gains in the prior year associated with investments in the Restoration Plan.
Provision for Income Taxes
Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 29.5% for the first three quarters of 2010 compared to 28.3% for the first three quarters of 2009. The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2010 is expected to be higher than our historic rate due to the impact of income from continuing operations from our non-tipped concept as well as higher anticipated income from operations. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests
Each segment contributed as follows:
Bistro: The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of noncontrolling interest buyouts occurring during fiscal 2010. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 14 as of October 3, 2010.
Pei Wei: The change in net income attributable to noncontrolling interests was primarily due to the impact of higher restaurant net income partially offset by the impact of 112 noncontrolling interest buyouts occurring since the beginning of fiscal 2009.
Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our need for capital resources has been driven by our construction of new restaurants. More recently, our need for capital resources has also been driven by repayments of long-term debt, repurchases of our common stock and payments of cash dividends.
The following table presents a summary of our cash flows for the nine months ended October 3, 2010 and September 27, 2009 (in thousands):

	October 3,	September
	2010	27, 2009
Net cash provided by operating activities	$72,406	$98,142
Net cash used in investing activities	(30,999)	(39,057)
Net cash used in financing activities	(57,745)	(76,971)

Net decrease in cash and cash equivalents	$(16,338)	$(17,886)

Operating Activities
Our funding requirements since the inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense partially offset by a net decrease in operating liabilities in the current year. The change in operating activities is primarily due to higher cash paid for income taxes and the timing of rent payments.
Investing Activities
We have historically used cash primarily to fund the development and construction of new restaurants. Investing activities were primarily related to capital expenditures of $26.7 million and $38.9 million during the first three quarters of fiscal years 2010 and 2009, respectively, and payments under the loan facility to True Food Kitchen of $4.3 million during the first three quarters of fiscal 2010. Capital expenditures declined compared to the prior year primarily due to the impact of opening three new Bistro and two new Pei Wei restaurants the first three quarters of 2010 compared to three new Bistro and five new Pei Wei restaurants in the first three quarters of fiscal 2009. The decline was also due to fewer new restaurant openings at the beginning of the fourth quarter of 2010 compared to the beginning of the fourth quarter of 2009.
We intend to open four new Bistro restaurants and two new Pei Wei restaurants in fiscal 2010, of which three Bistros and both Pei Wei restaurants were open by the end of the third quarter of 2010. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We typically expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we typically expect to spend $140,000 to $160,000 per restaurant for preopening costs. We expect total gross capital expenditures for fiscal 2010 to approximate $30.0 million to $40.0 million ($25.0 million to $35.0 million, net of tenant incentives).

Financing Activities
Financing activities during the first three quarters of fiscal 2010 and 2009 included $41.2 million and $45.4 million, respectively, in debt repayments and $26.2 million and $29.2 million, respectively, in repurchases of common stock. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $19.3 million and $1.5 million during the first three quarters of fiscal 2010 and 2009, respectively, and payment of cash dividends totaling $9.7 million during the first three quarters of fiscal 2010. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
Future Capital Requirements
Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. During fiscal 2010, we are returning excess capital to our shareholders in the form of repurchases of our common stock and payments of cash dividends.
In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility
The senior credit facility (“Credit Facility”) allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of October 3, 2010 as the leverage ratio was 0.92:1 and the fixed charge coverage ratio was 2.39:1.
During the first half of fiscal 2010, we fully repaid total outstanding borrowings of $40.0 million under the Credit Facility and currently have $14.1 million committed for the issuance of letters of credit, which are required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $60.9 million at October 3, 2010.
Cash Dividends
During February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on our desire to consistently return excess cash flow to our shareholders. The amount of the cash dividend will be computed based on 45% of our quarterly net income and is expected to approximate $0.89 per share related to fiscal 2010. Cash dividends are paid quarterly in arrears. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments, which are based on a fixed percentage of net income, may fluctuate between quarters.
Based on the Board of Directors’ authorization, on October 27, 2010 we announced a cash dividend of $0.21 per share which will be paid November 22, 2010 to all shareholders of record at the close of business on November 8, 2010. Based on shares outstanding at October 3, 2010, the total dividend payment will approximate $4.8 million during the fourth quarter of fiscal 2010.
Share Repurchase Program
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.7 million shares of our common stock for $172.2 million at an average price of $30.39 since July 2006. Included in this total are 0.6 million shares of common stock repurchased during the first three quarters of 2010 for $26.2 million at an average price of $43.49. At October 3, 2010, there remains $74.1 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

Purchases of Noncontrolling Interests
As of October 3, 2010, there were 29 partners within our partnership system representing 100 partnership interests. During the first three quarters of fiscal 2010, we had the opportunity to purchase nine noncontrolling interests which had reached the five-year threshold period during the year, as well as 34 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 43 noncontrolling interests in their entirety for a total of $1.4 million, all of which was paid in cash.
During the remainder of fiscal 2010, we will have the opportunity to purchase two additional noncontrolling interests which will reach their five-year anniversary. If both of those interests are purchased, the total purchase price will approximate less than $0.1 million based upon the estimated fair value of the respective interests at October 3, 2010.
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
Cash-Settled Awards
We issued cash-settled awards during fiscal 2009 and fiscal 2010, including performance units, cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock to the performance of the Russell 2000 Index. Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and can vary significantly in future periods. See Note 10 to our consolidated financial statements for further discussion of the fair value calculations and fluctuations of our cash-settled awards.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. This conclusion was communicated to the Audit Committee.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under share repurchase programs authorized by our Board of Directors, we have repurchased a total of 5.7 million shares of our common stock for $172.2 million at an average price of $30.39 since July 2006. Included in this total are 0.6 million shares of common stock repurchased during the first three quarters of 2010 for $26.2 million at an average price of $43.49. At October 3, 2010, there remains $74.1 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.
The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2010:

	Total		Total Number of
	Number of	Average	Shares Purchased as	Maximum Dollar Value of
	Shares	Price Paid	Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share	Announced Programs	Purchased Under the Programs
July 5, 2010 – August 8, 2010	140,500	$41.29	140,500	$83,324,373
August 9, 2010 – September 5, 2010	109,950	$42.11	109,950	$78,694,379
September 6, 2010 – October 3, 2010	99,600	$46.47	99,600	$74,065,967

Total	350,050		350,050	$74,065,967

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 27, 2010.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ ROBERT T. VIVIAN
Robert T. Vivian
Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: October 27, 2010

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