Form 10-K
period 2011-01-02
P F CHANGS CHINA BISTRO INC
filed 2011-02-16
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *  Yes ☐     No ☐

*	The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended, July 4, 2010, was $526,279,797.

As of February 11, 2011 there were outstanding 22,832,874 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)

Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 19, 2011 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s” or the “Company”) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We report our financial and descriptive information according to two reportable operating segments: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”) (see Notes to Consolidated Financial Statements — Note 19 — Segment Reporting). Additionally, we have extended our brand to international markets and retail products, with both businesses operating under licensing agreements.

As of January 2, 2011, we owned and operated 201 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. A full service bar offering an extensive selection of wines, specialty drinks, Asian beers, sake, cappuccino and espresso complements the menu at the Bistro. We offer superior customer service in a high energy atmosphere and a decor that includes wood and slate floors, life-size replicas of the terra cotta Xi’an warriors and narrative murals depicting scenes of life in ancient China.

As of January 2, 2011, we also owned and operated 168 quick casual Pei Wei restaurants that offer a menu of fresh, high-quality Asian cuisine and provide a comfortable, quick and casual dine-in experience as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful.

As of January 2, 2011, seven international Bistro restaurants were open in Mexico and the Middle East, all operating under development and licensing agreements. Additionally, there were two Bistro locations in Hawaii which were operating under a joint venture arrangement in which we own a noncontrolling interest. During the first half of fiscal 2010, under an exclusive licensing agreement with Unilever, a premium line of frozen Asian-style entrées, under the P.F. Chang’s brand, became available in numerous retail outlets throughout the U.S.

Concept and Strategy

Our objectives are to be the best operator of Asian restaurants and to expand the presence of our brand in domestic and international markets, other venues and the retail sector while providing superior returns to our shareholders. We offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value. By developing and operating restaurants that offer guests a variety of dining experiences from quick take-out to upscale dining occasions, we strive to create a loyal customer base that generates a high level of repeat business in our restaurants and translates to interest and trial of our retail products.

We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States. Key to our strategy and success at the restaurant level is a philosophy that allows regional managers, general managers and executive chefs to participate in the profitability of the restaurants for which they have responsibility. Additionally, through various development and licensing agreements, we have partnered with operators in international markets and in the retail sector to extend our brand. Using expertise in their respective markets, our international partners are developing, constructing, and operating our restaurants worldwide. Our premium line of frozen Asian-style entrées is available in numerous retail outlets throughout the United States to offer consumers additional opportunities to enjoy P.F. Chang’s brand entrées.

Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai, which mean “balance” and “moderation”. Fan foods include rice, noodles, grains and dumplings, while t’sai foods include vegetables, meat, poultry and seafood. To further encourage the Chinese principles of fan and t’sai, our menu is served family-style, the traditional Chinese way of dining. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China, updated with a contemporary twist. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Northern-style BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Mongolian Beef, Chang’s Chicken Lettuce Wraps, Oolong Marinated Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs, including an extensive gluten-free menu. No MSG is added to any ingredients at our restaurants.

In early 2010, we added a new daily Happy Hour from 3 to 6 PM at participating locations. The Happy Hour menu features appetizers that are only available during happy hour and are not part of the main Bistro menu, including dim sum and street fare offerings, as well as specials on a variety of beer, wine, sake and signature cocktails. Our Happy Hour rewards guests by providing appealing, affordable cuisine and drinks at a great value on a daily basis.

During 2009, we introduced Chang’s for Two, a prix-fixe menu offering a four-course meal for two people for $39.95. The menu includes two soups, one starter, two entrées and two mini desserts, all of which can be chosen from an extensive selection of signature dishes and guest favorites. Chang’s for Two allows our customers to enjoy a premium dining experience that offers both enticing culinary cuisine and great value.

Entrées at the Bistro range in price from $6.50 to $22.50, and our starters range in price from $3.00 to $8.95. Additionally, the Bistro offers a kids’ menu ranging in price from $2.95 to $4.95. The average check per guest, including alcoholic beverages, is approximately $20.00 to $21.00. Sales of alcoholic beverages, featuring an extensive selection of wine, Asian beer, sake and signature cocktails, have constituted approximately 13% to 15% of total revenues for each of the past three years. Take-away sales comprise approximately 12% of Bistro’s total revenues. Lunch and dinner contribute approximately 32% and 68% of revenues, respectively.

Pei Wei

The menu at Pei Wei also offers a variety of intensely flavored culinary creations; however, this menu is more concise than that of the Bistro and includes not only Chinese cuisine but also other Asian fare such as Japanese, Korean, Thai and Vietnamese inspired dishes. As with the Bistro, Pei Wei has a high energy exhibition kitchen featuring made-to-order items using traditional Mandarin-style wok cooking. Along with our handmade dim sum, our guests can order a variety of Asian dishes and traditional favorites such as Chicken Lettuce Wraps, Honey Seared Chicken, Spicy Korean Beef and Pad Thai.

Our culinary team is continually researching and developing new dishes which we introduce to our guests through the use of limited time offers (“LTOs”). LTOs are typically offered over a twelve-week period and are an excellent way for us to provide a new culinary experience to our guests. Some LTOs that have been offered over the past two years were Thai Mango Chicken, Japanese Chile Beef Ramen, and Caramel Chicken. We currently plan to offer two to three LTOs each year.

Entrées at Pei Wei range in price from $6.25 to $9.50, with starters ranging from $2.00 to $7.25. Additionally, Pei Wei offers a kids’ menu with entrées priced at $3.75. The average check per guest at Pei Wei, including beer and wine sales, is approximately $9.00 to $10.00. Sales of alcoholic beverages, featuring a limited selection of beer and wine, have constituted approximately 1% to 2% of total revenues for each of the past three years. Take-away sales comprise approximately 40% of Pei Wei’s total revenues. Lunch and dinner contribute approximately 43% and 57% of revenues, respectively.

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

Operating Partners are responsible for selecting hourly employees for their restaurants and administering hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.

Additionally, the Bistro offers online ordering and online reservations on its website at www.pfchangs.com.

Pei Wei

The staff at a typical Pei Wei restaurant consists of a general manager, a kitchen manager, one or two managers, and approximately 35 hourly employees. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager collaborates with the general manager on product quality, purchasing, food cost and kitchen labor costs.

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

Each Pei Wei hourly employee undergoes a week-long comprehensive training program that focuses on the culinary knowledge required for his or her specific position. After completion of the program, each employee is required to pass a test specific to his or her position prior to serving our guests.

Additionally, to help facilitate take-away sales, Pei Wei offers online ordering on its website at www.peiwei.com. Digital menu boards provide the flexibility to facilitate menu changes and product messaging.

Global Brand Development

International

We are selectively pursuing expansion of our brands into various international markets and other venues. During fiscal 2010 and 2009, we signed four development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales.

We continue to engage in discussions with additional potential partners regarding expansion of the Company’s brands into various international markets and other venues.

Retail

During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang’s brand. We receive ongoing royalty revenues based on a percentage of product sales, with such percentages escalating over the first three years of the agreement. During the second quarter of 2010, the new product line became available in numerous retail outlets, at which time we began recognizing retail royalty revenues.

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

To attract and retain new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. While we have used limited radio, print and outdoor advertising in the past, in recent years we began making more significant investments in these marketing channels in key markets. At the same time, we added online, direct mail, social media, and customer relationship initiatives to the media mix to both drive new customer trials and foster better ongoing communication with our guests. In addition, at the Bistro, we implemented a Warrior Card loyalty program which provides our cardholders with the latest news, information, and special offers. We expect to continue these efforts in fiscal 2011.

Management Information Systems

We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the home office. This system includes a point-of-sale local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, the point-of-sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the home office on a daily basis, enabling senior management to continually monitor operating results. We believe that our current point-of-sale system will be an adequate platform to support our continued expansion for the foreseeable future.

Supply Chain Management

Our supply chain management function provides our restaurants with high quality ingredients at competitive prices from reliable sources. Consistent menu specifications, as well as purchasing and receiving guidelines with continuous monitoring, ensure freshness and quality. Because we utilize fresh ingredients in our menu offerings, a modest level of inventory is maintained at each store. We negotiate short-term and long-term contracts depending on demand for the commodities used in the preparation of our products. Typically, our most important items are contracted for a term of one or more years to stabilize prices and ensure availability.

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

Asian-specific ingredients, primarily spices and sauces, are usually sourced directly from Hong Kong, China, Taiwan and Thailand through a single importer and distributor. While this arrangement provides numerous benefits, including a rigorous quality assurance program and lower negotiated contract prices due to higher purchase volumes, the Company accepts a marginal amount of risk due to our reliance on a single source provider. However, we believe that competitively priced alternative distribution sources are available should they become necessary.

Competition

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors are upscale casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick casual concepts as well as locally owned and operated Asian restaurants.

There are a number of well-established competitors with greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well-established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. Additionally, the continuing popularity of Asian food may result in increased competition from non-Asian restaurants and other food outlets as they increase their number of Asian-inspired menu offerings. We also face growing competition as retail outlets improve the quality and convenience of their meal offerings potentially resulting in fewer occasions for consumers to dine out.

Employees

At January 2, 2011, we employed approximately 25,000 persons, approximately 300 of whom were home office and field support personnel, approximately 1,800 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Unit Economics

We believe that unit economics are critical to the long-term success of any restaurant concept. Accordingly, we focus on unit-level returns over time as a key measurement of our success or failure. For analysis purposes, we group our restaurants by the year in which they opened. We then compare each “class” to its peers over time as well as to the performance of the entire system. These unit economics are available under the Investors/ROIC section of our website: www.pfcb.com.

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

The failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and financial results, including potential impairment of the long-lived assets of our restaurants, and could negatively impact our growth and stock price.

We owned and operated 201 full service Bistro restaurants and 168 quick casual Pei Wei restaurants as of January 2, 2011, six of which opened within the last twelve months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as expected could have a significant negative impact.

We are subject to a number of significant risks that might cause our actual results to vary materially from our historical results or future projections including:

•	lower customer traffic or average guest check, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

•	unfavorable general economic conditions in the markets in which we operate, including, but not limited to, higher unemployment rates, downturns in the housing market, lower disposable income due to general price inflation, lower consumer confidence, higher interest rates, and other events or factors that adversely affect consumer spending;

•	the impact of initiatives by competitors and increased competition generally;

•	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;

•	customers trading down to lower priced items and/or shifting to competitors with lower priced products;

•	changes in consumer preferences or declines in general consumer demand for Asian menu items; and

•	unsuccessful marketing programs.

•	expense fluctuations that are either wholly or partially beyond our control, such as:

•	costs for commodities;

•	material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failure of third-party suppliers, or interruptions in service by common carriers that ship goods within our distribution channels;

•	labor costs such as increased healthcare costs and general market wage levels;

•	operating expenses, such as utilities and other expenses that are impacted by energy price fluctuations;

•	fair value fluctuations related to our cash-settled share-based compensation awards;

•	costs of opening, closing or relocating our restaurants;

•	litigation against the Company, particularly class action lawsuits;

•	information technology costs and other logistical resources necessary to maintain and support the global growth of our business; and

•	increased employee training costs due to turnover.

If market conditions deteriorate or if operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact results of operations for the periods in which they are recorded. Due to the foregoing factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year and these fluctuations may cause our operating results to be below expectations of public market analysts and investors, adversely impacting our stock price.

Damage to our brands or reputation could negatively impact our business.

Our success depends substantially on the value and relevance of our brands and our reputation for offering a high quality, memorable experience to our guests. We believe that we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer which could have an adverse effect on our business.

Additionally, multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, illness or public health issues (such as epidemics or the prospect of a pandemic), safety, injury or other health concerns. We have taken steps to mitigate each of these risks. To minimize the risk of food-borne illness, we have implemented a Hazard Analysis and Critical Control Points (“HACCP”) system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated and any outbreak of illness attributed to our restaurants or within the food service industry in general could cause a decline in our sales and have a material adverse effect on our results of operations.

We believe that we have selected high-caliber, experienced partners for our business expansion into international markets and retail product licensing. However, if customers have negative perceptions or experiences with operational execution or food quality at international restaurants or with our line of premium frozen Asian-style entrées, our brand value could suffer which could have an adverse effect on our business.

Development is critical to our long-term success.

Critical to our long-term future success is our ability to successfully expand our operations. We have expanded from 7 restaurants at the end of 1996 to 369 restaurants as of January 2, 2011. We expect to open three to five new Bistro restaurants and six to eight new Pei Wei restaurants during fiscal 2011. Each of our restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Our ability to expand successfully will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites in new and existing markets;

•	timely negotiation of favorable lease arrangements;

•	management of the costs of construction and development of new restaurants, including materials and skilled labor;

•	securing required governmental construction, zoning or other approvals and permits;

•	management of modifications in design to the size and scope of the projects or other unforeseen engineering problems;

•	recruitment of qualified operating personnel, including managers, chefs, kitchen staff and wait staff;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	timely opening and continuing operations of other tenants at retail centers in which we are located;

•	weather conditions; and

•	general economic conditions, including those arising from the current economic down turn.

The opening of additional restaurants in the future will depend primarily on the availability of high-quality commercial real estate projects of the type we typically target for new locations. We may not be able to open our planned new restaurants on a timely basis, if at all, and, if opened, these restaurants may not be operated profitably. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are impacted by changes in general economic conditions and are dependent on sales concentrated in certain geographic areas.

Generally weak economic conditions may continue throughout fiscal 2011. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and potentially negatively affecting our operating results. Our business is also influenced by the level of corporate travel and entertainment spending by businesses as a significant portion of our sales is generated by guests conducting business at our Bistro restaurants. We believe there is a risk that prolonged negative economic conditions might cause both individual consumers and businesses to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have an adverse effect on our business.

Additionally, our financial performance is highly dependent on restaurants located in Texas, California, Florida and Arizona which contribute almost one-half of our total revenues. In recent years, these states have been more negatively impacted by the housing downturn, unemployment and the overall negative economic environment than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at some of our restaurants in these locations, which has adversely affected the operations of our company as a whole. If we are unable to improve operating performance in these geographic areas, our financial results may continue to be adversely affected.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. Our Bistro competitors are primarily upscale casual dining restaurants, and our Pei Wei competitors are primarily other value-priced, quick casual concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of our competitors are well-established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop similar concepts and the ongoing popularity of Asian food may result in increased competition from non-Asian restaurants which offer Asian-inspired dishes. We also face growing competition as retail outlets improve the quality and convenience of their meal offerings potentially resulting in fewer occasions for consumers to dine out.

Our revenue is also impacted by our business expansion into international markets. The growth of our international business depends upon our ability to find and attract quality partners. In addition, as our existing and potential international partners reach agreements with other restaurant companies, we are competing for our partners’ time and resources to dedicate to successfully expanding and executing our brand in their markets. There is also a risk that international markets will become saturated with restaurant offerings, thus creating greater competition for guests.

Any inability to successfully compete with other restaurants in domestic or international markets may prevent us from increasing or sustaining our revenues and/or profitability and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that may develop from time to time. We cannot ensure that we will be successful in implementing any such potential modifications or that these modifications will not reduce our profitability.

Changes in government legislation may increase our labor costs and have a material adverse effect on our business and financial results.

A substantial number of our restaurant personnel are hourly workers whose wage rates are affected by increases in the federal or state minimum wage rate. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Future legislation that increases minimum wage rates may increase our labor costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, potential changes in labor legislation, including all or parts of the Employee Free Choice Act (“EFCA”), could result in portions of our workforce being subjected to greater organized labor influence. The EFCA, also referred to as the “card check” bill, could impact the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. The EFCA aims to make it easier for unions to form, and employers of unionized employees may face mandatory, binding arbitration of labor scheduling, costs and standards, which could increase the costs of doing business. As EFCA will most likely not be passed in its current form, another more immediate risk arises from the change in composition of the National Labor Relations Board (“NLRB”), which has the power to enact policy changes. Although we do not currently have any union employees, NLRB rulemaking and reversal of existing NLRB precedent, EFCA or similar labor legislation could have an adverse effect on our business and financial results by imposing requirements that could potentially increase costs, reduce flexibility and impact our ability to service our guests.

Litigation could have a material adverse effect on our business.

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illnesses, injuries or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are ultimately determined to be liable. We are also subject to complaints or litigation from former or prospective employees alleging wage and hour issues, discrimination, or other concerns from time to time as well as from vendors, landlords, and other third-parties. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates. Additionally, the costs and expense of defending ourselves against lawsuits or claims, regardless of merit, could have an adverse impact on our profitability and could cause variability in our results compared to expectations.

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

Multi-unit restaurant operators and food service operations have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Although our menu provides a range of healthy options, an unfavorable report on our menu ingredients, the size of our portions or the consumption of our menu items could influence the demand for our offerings. These changes may include regulations that impact the ingredients and nutritional content of our menu items. Also, as part of the health care reform law enacted by Congress in March of 2010, there are new federal requirements for menu labeling. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. We may experience higher costs associated with the implementation and oversight of such changes. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our business.

Our failure to comply with governmental regulations could harm our business and our reputation.

We are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to building construction, zoning requirements, employment, the preparation and sale of food and alcoholic beverages, integrity and security of data and the environment.

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

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Bureau of Citizenship and Immigration Services, or BCIS. The United States Congress has recently been considering changes to Federal immigration laws and various states, including some where we have significant operations, are also in the process of considering or have already adopted new immigration laws. Some of these new laws may adversely affect our operations by increasing our obligations for compliance and oversight. Although we require all workers to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. Any material disruption of our business, as a result of seizure of our workers, changes in immigration law, or significantly increased labor costs at our restaurants in the future, could have a material adverse effect on our business, financial condition and operating results.

Approximately 13 to 15% percent of total Bistro revenues and 1 to 2% percent of total Pei Wei revenues are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities, which increases the costs of our operations.

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

The U.S. and other foreign governments have increased focus on environmental matters such as climate change, greenhouse gases and water conservation. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.

Failure to comply with these and other regulations could negatively impact our business and our reputation.

Changes in food costs or availability could negatively impact our revenues and results of operations.

Our profitability is dependent in part on our ability to anticipate and react to changes in food costs and availability. Factors beyond our control, including adverse weather conditions and governmental regulation, may affect our food costs. Any disruption in the supply of commodities or specialty items due to quality, availability or other issues could also cause our food costs to fluctuate. To mitigate some of the risks associated with availability, other than for a portion of our commodities, such as produce which is purchased locally by each restaurant, we rely on Distribution Market Advantage, a cooperative of multiple food distributors located throughout the nation, as the primary distributor of our ingredients. We have a non-exclusive contract with Distribution Market Advantage on terms and conditions that we believe are consistent with those made available to similarly situated restaurant companies. Although we believe that alternative distribution sources are available, any increase in distribution prices or failure to perform by Distribution Market Advantage could cause our food costs to fluctuate. We also have exposure to fluctuating costs and potential short-term availability issues associated with our Asian-specific ingredients, primarily spices and sauces, which we source directly from Hong Kong, China, Taiwan and Thailand through a single importer and distributor. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our revenues and results of operations.

Our inability to retain key personnel could negatively impact our business.

Our success will continue to be highly dependent on our key operating officers, key executive officers, and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional managers, general managers and executive chefs. The ability of these key personnel to maintain consistency in the quality of our product offerings and service and atmosphere of our restaurants is a critical factor in our success. The key executive officers serve to maintain a corporate vision for our Company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. Any failure to attract, retain and motivate key personnel may harm our reputation and result in a loss of business. Our future success is highly dependent upon our ability to attract and retain certain key operating, executive and other employees.

Robert Vivian, one of our co-chief executive officers, will retire at the end of fiscal 2011. While we are constantly focused on succession plans at all levels, when his employment terminates, the transition process may result in disruptions to our operations, which could have an adverse effect on our results of operations and business.

Federal, state and local tax rules can adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S and international taxes. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could have additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

In addition, companies in the restaurant industry are typically impacted by changes to tax law regarding tip credits. Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. FICA tip credits resulting from tip credit reporting are also a significant factor when calculating the Company’s effective tax rate. Changes to the tip credit have recently been and continue to be proposed and implemented at both federal and state government levels. Future legislation that changes allowable tip credits may increase our effective tax rate and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The cost of workers’ compensation insurance, general liability insurance, health insurance, and directors’ and officers’ liability insurance fluctuates based on market conditions and availability as well as our historical trends. We self-insure a substantial portion of our workers’ compensation, general liability, and health insurance costs and unfavorable changes in trends could have a negative impact on our profitability.

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2011. We are reviewing the health care reform law enacted by Congress in March of 2010 to evaluate the potential impact of this new law on our business and to comply with various parts of the law as they take effect. The increases in costs, as well as legislation requirements for employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

The seasonality of our business could result in fluctuations in our financial performance.

Our business is subject to seasonal fluctuations. Our sales volumes are generally higher in the winter months and lower in the summer months, which can cause fluctuations in our operating results from quarter to quarter within a fiscal year. As a result, results of operations for any single quarter are not indicative of results that may be achieved for a full fiscal year. Additionally, quarterly fluctuations in our results can impact the amount of quarterly cash dividend payments, which are based on a fixed percentage of net income.

We could be adversely impacted if our information technology and computer systems do not perform properly.

We rely on computer systems and information technology to conduct our business, most importantly point-of-sale processing in our restaurants. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our systems. The failure of these systems to operate effectively could cause delays in customer service and reduce efficiency in our operations.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-K and the documents we incorporate by reference constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, failure of our existing or new restaurants to achieve predicted results, damage to our brands or reputation, our ability to successfully expand our operations, changes in general economic and political conditions that affect consumer spending and intense competition in the restaurant industry. Because we cannot guarantee future results, levels of activity, performance or achievements, undue reliance should not be placed on these forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this annual report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of our financial statements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Bistro restaurants average 6,900 square feet and our Pei Wei restaurants average 3,100 square feet. The following table lists the number of existing company-owned Bistro and Pei Wei locations by state as of January 2, 2011:

State	Bistro	Pei Wei	Total

Alabama	2	—	2
Arizona	9	19	28
Arkansas	2	1	3
California	37	14	51
Colorado	7	6	13
Connecticut	2	—	2
Florida	15	19	34
Georgia	5	—	5
Idaho	1	—	1
Illinois	5	1	6
Indiana	2	—	2
Iowa	1	—	1
Kansas	1	3	4
Kentucky	2	—	2
Louisiana	2	—	2
Massachusetts	6	—	6
Maryland	7	2	9
Michigan	5	7	12
Minnesota	2	3	5
Mississippi	1	—	1
Missouri	3	2	5
Nebraska	1	—	1
Nevada	5	3	8
New Jersey	6	2	8
New Mexico	1	2	3
New York	5	—	5
North Carolina	6	4	10
Ohio	8	3	11
Oklahoma	2	6	8
Oregon	4	—	4
Pennsylvania	6	2	8
South Carolina	2	—	2
Tennessee	5	7	12
Texas	18	53	71
Utah	2	4	6
Virginia	6	5	11
Washington	5	—	5
Wisconsin	2	—	2

	201	168	369

Additionally, there are seven international Bistro restaurants in Mexico and the Middle East as of the end of fiscal 2010, operated by business partners under international development and licensing agreements. Two Bistro restaurants in Hawaii are also operated by a business partner under a joint venture arrangement in which we own a noncontrolling interest.

Our home office is located in a 50,000 square foot office building in Scottsdale, Arizona. We purchased the land and building during 2004.

Expansion Strategy and Site Selection

We have historically developed Bistro and Pei Wei restaurants in both new and existing markets utilizing an expansion strategy targeted at metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and household income. Within an appropriate area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and strip centers.

During fiscal 2011, we plan to open three to five new Bistro restaurants and six to eight new Pei Wei restaurants. As of the date of this Form 10-K, we had opened one of the new Pei Wei restaurants and none of the new Bistro restaurants planned for fiscal 2011.

Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per Bistro restaurant during fiscal 2011.

Pei Wei restaurants are generally 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per Pei Wei restaurant during fiscal 2011.

We currently lease the sites for all of our Bistro and Pei Wei restaurants and do not intend to purchase real estate for our sites in the future. Current restaurant leases have expiration dates ranging from 2011 to 2025, with the majority of the leases providing for at least one five-year renewal option. There are nine leases scheduled to expire in fiscal 2011 of which seven have been renewed as of January 2, 2011. We are currently negotiating with the landlords on lease renewal options for these two restaurant leases that are scheduled to expire in fiscal 2011. Generally, our leases provide for minimum annual rent, and most leases require additional rent based on a percentage of sales volume in excess of minimum contractual levels at the particular location. Most of our leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We will evaluate restaurants toward the end of their initial lease term to assess whether we will renew the lease, move the existing restaurant to a new location or close the restaurant. We do not anticipate any difficulties renewing existing leases as they expire.

Item 3.	Legal Proceedings

We are engaged in legal actions arising in the ordinary course of our business and believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol PFCB.

The following table sets forth the range of prices and cash dividends declared per share of our common stock for each quarterly period for our two most recent fiscal years:

			Cash Dividends
Quarter Ended	High	Low	Declared

March 29, 2009	$25.49	$16.51	—
June 28, 2009	$34.49	$21.73	—
September 27, 2009	$36.98	$29.56	—
January 3, 2010	$39.57	$29.18	—
April 4, 2010	$45.30	$35.50	$0.17
July 4, 2010	$48.43	$38.51	$0.25
October 3, 2010	$48.37	$37.36	$0.21
January 2, 2011	$53.39	$44.55	$0.29

Prior to fiscal 2010, we had not historically paid any cash dividends. In February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on our desire to consistently return excess cash flow to our shareholders. The amount of the cash dividend is calculated based on 45% of quarterly net income. Cash dividends are paid quarterly in arrears. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments is expected to fluctuate between quarters.

On February 11, 2011, there were 116 holders of record of P.F. Chang’s common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase our outstanding shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.0 million shares of our common stock for $187.1 million at an average price of $31.32 since July 2006. Included in this total are 0.9 million shares of our common stock repurchased during fiscal 2010 for $41.1 million at an average price of $45.22 using cash on hand. $0.3 million of the amount repurchased during fiscal 2010 relates to shares that were repurchased under the previous share repurchase program that expired December 31, 2009 but did not settle until after January 3, 2010.

At January 2, 2011, there remains $59.2 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

The following table sets forth our share repurchases of common stock during each period in the fourth quarter of fiscal 2010:

			Total Number of
	Total		Shares Purchased	Maximum Dollar Value of
	Number of	Average	as Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Programs	Programs

October 4, 2010 — November 7, 2010	128,100	$47.34	128,100	$68,001,713
November 8, 2010 — December 5, 2010	95,900	$48.09	95,900	$63,389,882
December 6, 2010 — January 2, 2011	82,400	$51.20	82,400	$59,171,002

Total	306,400		306,400	$59,171,002

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year(1)
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$1,242,799	$1,228,179	$1,198,124	$1,084,193	$932,116
Costs and expenses:
Cost of sales	324,731	326,421	325,630	297,242	254,923
Labor	410,000	401,583	396,911	364,074	307,573
Operating	208,294	203,859	198,967	172,147	145,309
Occupancy	73,707	70,635	69,809	62,164	51,958
General and administrative	81,883	82,749	77,488	66,968	56,030
Depreciation and amortization	77,486	74,429	68,711	55,988	44,378
Preopening expense	1,976	3,919	8,457	14,310	11,922
Partner investment expense	(318)	(629)	(354)	(2,012)	4,371

Total costs and expenses	1,177,759	1,162,966	1,145,619	1,030,881	876,464

Income from operations	65,040	65,213	52,505	53,312	55,652
Interest and other income (expense), net	(572)	(1,637)	(3,362)	(100)	1,315

Income from continuing operations before taxes	64,468	63,576	49,143	53,212	56,967
Provision for income taxes	(17,122)	(18,492)	(12,193)	(12,420)	(14,078)

Income from continuing operations, net of tax	47,346	45,084	36,950	40,792	42,889
Income (loss) from discontinued operations, net of tax(2)(3)	46	(479)	(7,591)	(4,560)	(1,520)

Net income	47,392	44,605	29,359	36,232	41,369
Less net income attributable to noncontrolling interests	784	1,408	1,933	4,169	8,116

Net income attributable to PFCB	$46,608	$43,197	$27,426	$32,063	$33,253

Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$2.05	$1.90	$1.47	$1.44	$1.33
Diluted	$2.01	$1.87	$1.45	$1.41	$1.30
Weighted average shares used in computation:
Basic	22,689	22,986	23,776	25,473	26,075

Diluted	23,115	23,413	24,080	25,899	26,737

Cash dividends declared per share	$0.92	$—	$—	$—	$—

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$46,562	$43,676	$35,017	$36,623	$34,773
Income (loss) from discontinued operations, net of tax	46	(479)	(7,591)	(4,560)	(1,520)

Net income attributable to PFCB	$46,608	$43,197	$27,426	$32,063	$33,253

	As of	As of	As of	As of	As of
	January 2,	January 3,	December 28,	December 30,	December 31,
	2011	2010	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$71,452	$63,499	$40,951	$24,055	$31,589
Total assets	634,689	652,150	667,363	622,630	514,045
Long-term debt	1,195	1,212	82,496	90,828	13,723
Total PFCB common stockholders’ equity	359,494	335,349	320,826	293,887	289,525

(1)	We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2010, 2008, 2007, and 2006 each were comprised of 52 weeks. Fiscal year 2009 was comprised of 53 weeks.

(2)	As a result of our decision to exit operations of Taneko, the results of Taneko (including a related asset impairment charge recognized during fiscal 2007) were classified as a discontinued operation for all periods presented.

(3)	As a result of our decision to close ten Pei Wei stores in fiscal 2008, the results of those ten Pei Wei stores (including related asset impairment, lease termination and severance charges recognized during fiscal 2010, 2009 and 2008) were classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

We began paying cash dividends fiscal 2010. No cash dividends were paid during fiscal 2009, 2008, 2007 and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following section presents an overview of our restaurants, Global Brand Development and other ventures, as well as our growth strategy and challenges we face. A summary of our 2010 financial results and our fiscal 2011 outlook are also presented.

Restaurants

We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).

Bistro

As of January 2, 2011, we owned and operated 201 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the continental U.S.

Pei Wei

As of January 2, 2011, we owned and operated 168 quick casual Pei Wei restaurants that serve freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly, attentive counter service and take-out flexibility. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area.

Global Brand Development

Under Global Brand Development we have extended our brand to international markets and retail products, with both businesses operating under licensing agreements.

International and Other Venues

We are selectively pursuing expansion of our brands into various international markets and other venues. During fiscal 2010 and 2009, we signed four development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of international restaurant sales. As of January 2, 2011, seven Bistro restaurants were open in Mexico and the Middle East. We continue to engage in discussions with additional potential partners regarding expansion of our brands.

Additionally, there are two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.

Retail

During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang’s brand. We receive ongoing royalty revenues based on a percentage of product sales, with such percentages escalating over the first three years of the agreement. During the second quarter of 2010, the new product line became available in numerous retail outlets, at which time we began recognizing retail royalty revenues.

Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in True Food Kitchen. As of January 2, 2011, we had advanced $5.2 million under the loan facility to fund construction of two new restaurants which opened during fiscal 2010 and to fund the initial stages of construction for one restaurant scheduled to open during fiscal 2011.

Our Strategy

Our objectives are to be the best operator of Asian restaurants and to expand the presence of our brand in domestic and international markets, other venues and the retail sector while providing superior returns to our investors. We offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value. By developing and operating restaurants that offer guests their preferred dining experience from quick take-out to a sophisticated dining occasion, we strive to create a loyal customer base that generates a high level of repeat business in our restaurants and translates to interest and trial of our retail products.

We are selective when choosing our new restaurant locations and assess anticipated returns on invested capital at both an individual restaurant and market level when determining future development plans. We seek an average unit-level return on invested capital of 30 percent. We plan to continue opening new restaurants for both our concepts to the extent we achieve our target rate of return. Although we are currently operating restaurants exclusively in the Asian niche due to the continued popularity of Asian cuisine and a relatively lower level of organized competition in this segment, we would consider additional expansion opportunities to the extent such ventures can meet or exceed our return thresholds.

We have also partnered with experienced operators in international markets through development and licensing agreements to expand our brands worldwide. Additionally, a premium line of frozen Asian-style entrées developed under a licensing agreement became available during fiscal 2010, which provides another opportunity for consumers to enjoy the high-quality, intensely flavored cuisine that our guests enjoy in our restaurants.

Our Challenges

Our business is highly sensitive to changes in guest traffic. Increases in guest traffic typically drive higher sales, which improve the leverage of our fixed operating costs and thus enable us to achieve higher operating margins. As guest traffic decreases, lower sales may result in decreased leverage that can lead to deteriorations in our operating margins. In order to position our brands for success during economic downturns and recoveries, our operators concentrate on consistent execution of superior customer service while also focusing on additional opportunities for operating efficiencies.

The restaurant industry is significantly affected by changes in discretionary spending patterns, economic conditions, consumer tastes, lifestyle trends and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers dine out less frequently than in the past or have reduced the amount they spend on meals while dining out. Accordingly, we strive to evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests while maintaining a high value-to-price perception. We continuously update our menu offerings and have injected our restaurants with an updated contemporary look and feel. We also employ marketing initiatives designed to increase brand awareness and help drive guest traffic.

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many existing restaurants compete with us at each of our locations. Additionally, the ongoing popularity of Asian cuisine may result in increased competition from new Asian-branded concepts as well as non-Asian restaurants and other food outlets that may expand their Asian-inspired menu offerings. We also face growing competition as retail outlets improve the quality and convenience of their meal offerings potentially resulting in fewer occasions for consumers to dine out.

Our business is also influenced by the level of corporate travel and entertainment spending by businesses as a significant portion of our sales is generated by guests conducting business at our restaurants. There was a considerable reduction in business travel, and corporate spending in general, throughout fiscal 2009 and through the first half of fiscal 2010. Although our large ticket transactions improved sequentially in the second half of the year, our fiscal 2010 revenues were negatively impacted by a decline in corporate spending and large party transactions.

Our 2010 Financial Results

•	Consolidated revenue growth of 1.2 percent to $1.2 billion, primarily due to sales from new restaurant openings, an increase in the average ticket at Pei Wei restaurants and an increase in guest traffic at both Bistro and Pei Wei restaurants, partially offset by the impact of one fewer operating week in fiscal 2010;

•	A 1.4 percent decline in consolidated operating margins resulting from a decline at the Bistro due to labor inefficiencies from the happy hour menu roll-out partially offset by a slight increase at Pei Wei primarily due to labor efficiencies;

•	A 6.6 percent increase in income from continuing operations, net of tax, to $46.6 million primarily due to lower preopening expense, lower cost of sales and the net benefit of discrete items in income tax expense;

•	A 7.5 percent increase in diluted income per share from continuing operations attributable to PFCB to $2.01 due to a 6.6 percent increase in income from continuing operations, net of tax, combined with the benefit of lower diluted shares outstanding, principally resulting from share repurchases; and

•	Four new Bistro openings and two new Pei Wei openings.

Our 2011 Outlook

We anticipate fiscal 2011 consolidated revenue growth of approximately three to four percent compared to fiscal 2010. This increase is comprised of higher expected sales during fiscal 2011 at restaurants that have been open longer than 18 months combined with revenues from nine to thirteen anticipated new restaurant openings during fiscal 2011 and the benefit of a full year of revenues for restaurants that opened during fiscal 2010.

We expect to experience higher commodity costs and increased labor wage rates during fiscal 2011 which will be partially offset with a slight menu price increase at both concepts. Despite these cost pressures, we anticipate that fiscal 2011 restaurant operating margins will increase compared to fiscal 2010, primarily due to lapping the impact of the first quarter of 2010 Bistro Happy Hour rollout combined with a higher contribution from Global Brand Development businesses. In addition, we expect an increase in general and administrative expenses in fiscal 2011, primarily related to higher share-based compensation expense.

We expect to open three to five new Bistro restaurants and six to eight new Pei Wei restaurants during fiscal 2011. Additionally, we expect to reduce diluted shares outstanding as a result of additional repurchases of our common shares of approximately $60.0 million during fiscal 2011.

Overall, the Company expects consolidated diluted earnings per share to range from $2.15 to $2.20 for fiscal 2011, an increase of approximately 10%.

2011 Development

Bistro

We intend to open three to five new Bistro restaurants in 2011. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2011.

Pei Wei

We intend to open six to eight new Pei Wei restaurants. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors — Development and Construction Risks.” Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2011.

Global Brand Development

During fiscal 2011, our partners collectively intend to open seven to ten new Bistro restaurants in international markets. These new restaurant openings will require no capital investment from us.

Operating Statistics

There are several key financial metrics that can be useful in evaluating and understanding our business. These metrics, which are widely used throughout the restaurant industry, include short-term revenue measures such as average weekly sales and total revenues and long-term profitability measures such as return on invested capital, each of which is described in further detail below. We believe it is helpful to review these measures both in total and by class year (i.e. year of restaurant opening).

•	Average weekly sales represent an average sales amount per restaurant and helps gauge the changes in traffic, pricing and brand development. It is not uncommon in the casual dining industry for new restaurant locations to open with an initial honeymoon period of higher than normal sales volumes and then experience a drop-off in sales after initial customer trials.

•	Total revenues by class year helps assess the sales performance of our new and existing restaurants as well as the growth of each concept as we continue our expansion strategy.

•	Return on invested capital is a key profitability measure that provides an indication of the long-term health of our concepts. This metric is based on a comparison of operating profit to the average capital invested in our restaurants. We believe return on invested capital is a critical indicator in evaluating our ability to create long-term value for our shareholders.

The following table shows total revenues and average weekly sales for our company-owned Bistro and Pei Wei restaurants based on the year of opening (revenues in thousands):

		Revenues(1)			Average Weekly Sales
Year of Unit Opening	Units	2010	2009	2008	2010	2009	2008

Bistro
Pre-2002	64	$337,558	$350,057	$365,577	$101,430	$103,201	$110,213
2002	14	64,559	66,106	68,872	88,681	89,092	94,603
2003	18	90,234	91,914	95,740	96,404	96,346	102,287
2004	18	74,745	75,539	78,853	79,856	79,181	84,245
2005	18	74,966	76,653	79,875	80,092	80,349	85,337
2006	20	86,487	87,267	90,702	83,160	82,327	87,214
2007	20	90,008	91,726	98,756	86,546	86,534	94,958
2008	17	68,518	72,868	41,369	77,509	80,875	94,019
2009	8	34,170	13,152	—	82,139	98,887	—
2010	4	7,982	—	—	97,337	—	—
Total Bistro	201	$929,227	$925,282	$919,744	$89,989	$91,161	$98,127
Pei Wei(2)
Pre-2002	5	$10,447	$10,479	$10,529	$40,179	$39,543	$40,497
2002	11	21,010	21,460	21,475	36,731	36,810	37,543
2003	17	33,979	34,342	33,982	38,437	38,115	38,440
2004	19	38,983	39,583	39,357	39,456	39,307	39,836
2005	23	43,802	43,761	42,598	36,624	35,899	35,618
2006	27	51,867	51,555	49,197	36,942	36,028	35,041
2007	32	54,383	54,179	52,792	32,682	31,945	31,726
2008	25	40,984	40,841	28,231	31,526	30,824	34,053
2009	7	11,922	6,479	—	32,754	36,198	—
2010	2	2,695	—	—	38,505	—	—
Total Pei Wei	168	$310,072	$302,679	$278,161	$35,632	$35,171	$35,675

(1)	Fiscal 2010 and 2008 were each comprised of 52 weeks, and fiscal 2009 was comprised of 53 weeks.

(2)	Reflects revenues and average weekly sales for Pei Wei continuing operations only.

Return on invested capital metrics are available on our website at www.pfcb.com.

Critical Accounting Policies

Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.

Share-Based Compensation

We account for share-based compensation based on fair value measurement guidance. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions, for our options and cash-settled liability awards, with the exception of performance units. These assumptions include estimating: 1) expected term, 2) common stock price volatility over the expected term and 3) the number of awards that will ultimately not vest (“forfeitures”). For performance units, fair value is calculated using a Monte Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price and the Russell 2000 Index.

In February 2009, each of our Co-Chief Executive Officers was granted an award of 600,000 performance units. The cash value of the performance units will be equal to the amount, if any, by which our final average stock price, as defined in the agreements, exceeds the strike price. The strike price will be adjusted, either up or down, based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximates three years. The performance units were granted in February 2009, and since the grant date, the Russell 2000 Index has increased 69% while our stock has appreciated 155%.

The total value of the performance unit awards was originally subject to a maximum value of $12.50 per unit. During December 2010, the performance unit award associated with one of the Co-Chief Executive Officers was modified such that the maximum value per unit was reduced to $9.00 per unit. All other terms remain the same as specified in the original award agreement.

Total cumulative expense recognized for the performance units from date of grant through January 2, 2011 was $5.8 million based on the estimated fair values as of January 2, 2011 of $8.30 per unit for units with a maximum value of $12.50 and $6.41 per unit for units with a maximum value of $9.00. As of January 2, 2011, if the value of the performance units at settlement date is the maximum value per unit, we would recognize additional share-based compensation expense of $7.1 million during fiscal 2011. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in fair value may not occur ratably over the remaining four quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.

Additionally, we use assumptions to estimate the expected forfeiture rate related to restricted stock and cash-settled liability awards in determining the share-based compensation expense for these awards. Changes in these assumptions can materially affect fair value and our estimates of share-based compensation expense. Consequently, the related amount recognized in the consolidated statements of income could vary significantly in future periods.

Impairment of Long-Lived Assets

We review property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of noncontrolling interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. For restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period are considered a potential impairment indicator. In these situations, we evaluate future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, we either (a) continue to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognize an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on discounted future cash flows.

In the past, restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. However, an impairment charge was recognized during fiscal 2008 based on our decision to close ten underperforming Pei Wei restaurants, including several locations that were previously being monitored for impairment. We did not recognize any impairment charges during fiscal 2009 or fiscal 2010.

Our impairment assessment process requires the use of estimates and assumptions regarding future cash flows and operating outcomes, which are subject to a significant degree of judgment based on our experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and overall operating performance. At any given time, we are typically actively monitoring a small number of restaurants and impairment charges could be triggered in the future if individual restaurant performance does not improve or if management decides to close that location. Also, if current economic conditions worsen, additional restaurants could be placed on active monitoring and potentially trigger impairment charges in future periods.

Income Taxes

We provide for income taxes based on our estimate of federal and state income tax liabilities in the U.S. and international tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items.

Our estimates are based on the information available to us at the time that we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end at which time we reconcile our original estimate to the final amounts included in the tax returns. Differences, if any, between our estimate and the final amounts can result in adjustments to income tax expense. Additionally, our income tax returns are subject to audit by federal, state, local and international governments, generally years after the returns are filed. The returns under audit could be subject to material adjustments based on differing interpretations of the tax laws.

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

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the store open date, during which no cash rent payments are typically due under the terms of the lease. Construction-related factors may affect the length of the rent holiday period. Extension of the rent holiday period due to delays in restaurant opening will result in greater preopening rent expense recognized during the rent holiday period and can result in lower occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we recognize rent expense on a straight-line basis over the lease term beginning upon our possession of the premises. Many of our leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is recognized as rent expense in the period incurred. This results in variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the escalations in payments that are taken into consideration when calculating straight-line rent and the term over which tenant incentives received from landlords in connection with certain operating leases for each restaurant are amortized. From time to time, based on current facts, circumstances and expectations of future results, we may make changes in our assumptions of the likelihood of renewal at the end of the lease term. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Self Insurance

We are self-insured for a significant portion of our current and prior years’ exposures related to our workers’ compensation, general liability, medical and dental programs. We have paid to our insurance carrier or claims administrator amounts that approximate the cost of claims known to date and we have accrued additional liabilities for our estimate of ultimate costs related to those claims, including known claims and an actuarially determined estimate of incurred but not yet reported claims. We develop these estimates using historical experience factors to estimate the ultimate claim exposure. Our self-insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of our actual historical trends as well as historical industry data. If actual claims experience differs from our assumptions and estimates, changes in our insurance reserves would impact the expense recorded in our consolidated income statements.

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

At the end of a specific term (generally five years), we have the right, but not the obligation, to purchase the noncontrolling interest in the partner’s respective restaurant or region at fair value. The estimated fair value of the noncontrolling interest is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region. We have the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years. Given that there is no public market for these interests, the fair value determinations are subjective and require the use of various estimates for which significant judgments are required. Prior to fiscal 2009, any excess of the purchase price over the imputed fair value was recorded as an intangible asset and amortized over approximately fifteen years for our Bistro restaurants and approximately ten years for our Pei Wei restaurants. Beginning in fiscal 2009 upon the adoption of new accounting guidance on noncontrolling interests, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the purchase price over the imputed fair value is recognized as a reduction to additional paid-in capital in equity.

Effective the beginning of fiscal 2007 for new store openings at the Bistro and effective April 2010 for new store openings at Pei Wei, a different partnership program is employed to achieve the same goal. At the restaurant level, our partners at stores opened on or after the effective dates (still “partners” in the philosophical, but not legal, sense) no longer have a direct ownership stake in the profits and losses of restaurants, but are instead eligible to receive monthly incentive payments based upon the profitability of their respective restaurants, as well as participate in an incentive program that rewards improvements in the operating performance of their respective restaurants.

In addition, we no longer recognize partner investment expense for new restaurant openings. Incentive payments made to individuals participating in the new program are classified as compensation expense rather than as net income attributable to noncontrolling interests. Accordingly, in the consolidated statements of income, compensation expense for our restaurant-specific Operating and Culinary Partners is reflected as labor expense and for our multi-unit Market Partners, Regional Vice Presidents and Bistro Market Chefs as general and administrative expense.

Results of Operations

We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2010 and 2008 were each comprised of 52 weeks and fiscal year 2009 was comprised of 53 weeks.

The discussion of changes in operating results includes quantification, where meaningful, of the factors that contribute to the change based on a percentage of revenues and/or absolute dollars. The sum of the changes quantified in the explanations may not total the changes displayed in the tables below as there are less significant changes in the income statement line items that are not the main contributors to the change.

Fiscal 2010 compared to Fiscal 2009

Our consolidated operating results for the fiscal years ended January 2, 2011 (fiscal 2010), comprised of 52 weeks, and January 3, 2010 (fiscal 2009), comprised of 53 weeks, were as follows (dollars in thousands):

	Fiscal Year
	2010	% of Revenues	2009	% of Revenues	Change	% Change

Revenues	$1,242,799	100.0%	$1,228,179	100.0%	$14,620	1.2%
Costs and expenses:
Cost of sales	324,731	26.1%	326,421	26.6%	(1,690)	(0.5)%
Labor	410,000	33.0%	401,583	32.7%	8,417	2.1%
Operating	208,294	16.8%	203,859	16.6%	4,435	2.2%
Occupancy	73,707	5.9%	70,635	5.8%	3,072	4.3%
General and administrative	81,883	6.6%	82,749	6.7%	(866)	(1.0)%
Depreciation and amortization	77,486	6.2%	74,429	6.1%	3,057	4.1%
Preopening expense	1,976	0.2%	3,919	0.3%	(1,943)	(49.6)%
Partner investment expense	(318)	(0.0)%	(629)	(0.1)%	311	(49.4)%

Total costs and expenses	1,177,759	94.8%	1,162,966	94.7%	14,793	1.3%

Income from operations	65,040	5.2%	65,213	5.3%	(173)	(0.3)%
Interest and other income (expense), net	(572)	(0.0)%	(1,637)	(0.1)%	1,065	(65.1)%

Income from continuing operations before taxes	64,468	5.2%	63,576	5.2%	892	1.4%
Provision for income taxes	(17,122)	(1.4)%	(18,492)	(1.5)%	1,370	(7.4)%

Income from continuing operations, net of tax	47,346	3.8%	45,084	3.7%	2,262	5.0%
Income (loss) from discontinued operations, net of tax	46	0.0%	(479)	0.0%	525	—

Net income	47,392	3.8%	44,605	3.6%	2,787	6.2%
Less net income attributable to noncontrolling interests	784	0.1%	1,408	0.1%	(624)	(44.3)%

Net income attributable to PFCB	$46,608	3.8%	$43,197	3.5%	$3,411	7.9%

Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2010	Revenues	2009	Revenues	Change	% Change

Revenues	$929,372	100.0%	$925,321	100.0%	$4,051	0.4%
Costs and expenses:
Cost of sales	241,768	26.0%	244,816	26.5%	(3,048)	(1.2)%
Labor	308,161	33.2%	300,775	32.5%	7,386	2.5%
Operating	153,087	16.5%	150,883	16.3%	2,204	1.5%
Occupancy	52,504	5.6%	50,186	5.4%	2,318	4.6%
Depreciation and amortization	56,434	6.1%	54,521	5.9%	1,913	3.5%
Preopening expense	1,467	0.2%	2,835	0.3%	(1,368)	(48.3)%
Partner investment expense	—	—	(236)	0.0%	236	(100.0)%
Net income attributable to noncontrolling interests	296	0.0%	538	0.1%	(242)	(45.0)%

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2010	Revenues	2009	Revenues	Change	% Change

Revenues	$310,131	100.0%	$302,724	100.0%	$7,407	2.4%
Costs and expenses:
Cost of sales	82,963	26.8%	81,605	27.0%	1,358	1.7%
Labor	101,839	32.8%	100,808	33.3%	1,031	1.0%
Operating	55,207	17.8%	52,976	17.5%	2,231	4.2%
Occupancy	21,203	6.8%	20,449	6.8%	754	3.7%
Depreciation and amortization	18,942	6.1%	18,103	6.0%	839	4.6%
Preopening expense	509	0.2%	1,084	0.4%	(575)	(53.0)%
Partner investment expense	(318)	(0.1)%	(393)	(0.1)%	75	(19.1)%
Net income attributable to noncontrolling interests	488	0.2%	870	0.3%	(382)	(43.9)%

Revenues

Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The increase in revenues was primarily attributable to incremental new store revenues of $29.0 million, comprised of a full year of revenues from the eight new stores that opened during fiscal 2009 and revenues generated by the four new restaurants which opened during fiscal 2010. The increase was partially offset by a $25.1 million decrease in revenues for stores that opened prior to fiscal 2009 including the impact of one fewer operating week during fiscal 2010 compared to fiscal 2009. The decrease was also due to a decline in the average ticket of 1.4%, which includes the benefit of a menu price increase, partially offset by an increase in overall guest traffic of 1.3%.

Pei Wei:  The increase in revenues was primarily attributable to incremental new restaurant revenues of $8.2 million, comprised of a full year of revenues from the seven new restaurants that opened during fiscal 2009 and revenues generated by the two new restaurants which opened during fiscal 2010. The increase was partially offset by the decrease in revenues generated by restaurants open prior to fiscal 2009. Due to the impact of one fewer operating week during fiscal 2010 compared to fiscal 2009, revenue at these locations decreased $0.8 million partially offset by an increase in the average ticket of 1.8%, which includes the benefit of a menu price increase, combined with a slight increase in overall guest traffic of 0.1%.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues decreased primarily due to the benefit of favorable commodity pricing, primarily resulting from beef and wok oil (−0.4%).

Pei Wei:  Cost of sales as a percentage of revenues decreased primarily due to the benefit of favorable commodity pricing, primarily resulting from beef and wok oil (−0.6%) partially offset by the net impact of product mix shifts and yield fluctuations (+0.4%).

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

Bistro:  Labor expenses increased primarily due to $9.5 million of additional labor costs at our restaurants that opened during fiscal 2010 and fiscal 2009 and a $2.7 million increase in incentive accruals. These increases were partially offset by a $3.4 million decrease in culinary labor costs resulting from scheduling efficiencies partially offset by higher average hourly wage rates, a $0.6 million decrease in management salaries, and a $0.4 million decrease in workers’ compensation expense resulting from lower than anticipated claim development.

As a percentage of revenues, labor expenses increased primarily due to an increase in incentive accruals (+0.3%), higher average hourly wage rates (+0.2%), and higher payroll taxes (+0.1%).

Pei Wei:  Labor expenses increased primarily due to $2.6 million of additional labor expenses at our restaurants that opened during fiscal 2010 and fiscal 2009 partially offset by a $1.2 million decrease in manager salaries and a $0.2 million decrease in management incentive accruals.

As a percentage of revenues, labor expenses decreased primarily due to lower manager salaries (−0.3%), the benefit of improved leverage from higher average weekly sales (-0.1%), and lower management incentive accruals (−0.1%).

Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $5.1 million of additional operating expenses at our restaurants that opened during fiscal 2010 and fiscal 2009 and $0.6 million in higher marketing spend partially offset by a $1.5 million reduction in restaurant supply and printing costs, a $1.3 million decrease in repairs, maintenance and equipment costs and $0.8 million lower utilities costs.

Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) as well as higher marketing spend (+0.1%) partially offset by favorable restaurant supply costs (−0.1%).

Pei Wei:  Operating expenses increased primarily due to $1.5 million of additional operating expenses at our restaurants that opened during fiscal 2010 and fiscal 2009 and $1.0 million higher marketing spend partially offset by a $0.3 million reduction in restaurant supply costs.

Operating expenses as a percentage of revenues increased primarily due to higher marketing spend (+0.3%) and the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) partially offset by lower restaurant supply costs (−0.1%) and the benefit of improved leverage from higher average weekly sales (−0.1%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs increased primarily due to $1.8 million of additional occupancy costs at our restaurants that opened during fiscal 2010 and fiscal 2009 and a $0.7 million increase in property tax expense.

Occupancy costs as a percentage of revenues increased due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%), higher property tax expense in the current fiscal year (+0.1%), and the impact of decreased leverage on lower average weekly sales (+0.1%).

Pei Wei:  Occupancy costs increased primarily due to $0.7 million of additional occupancy costs at our restaurants that opened during fiscal 2010 and fiscal 2009 and a $0.1 million increase in property tax expense.

Occupancy costs as a percentage of revenues were consistent compared to the prior fiscal year primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) and higher property tax expense (+0.1%), offset primarily by the benefit of improved leverage from higher average weekly sales (−0.1%).

General and Administrative

General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees and technology. The Plan participants’ realized and unrealized holding gains and losses related to liabilities associated with the Restoration Plan, a nonqualified deferred compensation plan, are included within general and administrative expense, with a corresponding offset for the Restoration Plan investments in interest and other income (expense), net.

Consolidated general and administrative costs decreased primarily due to lower management salaries of $1.2 million due to decreased headcount and lower legal costs of $0.6 million, partially offset by higher share-based compensation expense of $0.6 million principally resulting from an increase in fair value of the performance units and other cash-settled awards.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to an increase of $1.9 million related to new restaurants that opened during fiscal 2010 and fiscal 2009, an increase of $0.6 million due to leasehold improvement additions, and an increase of $0.5 million due to leasehold improvement asset life adjustments. These increases were partially offset by a $0.9 million reduction due to plateware assets rolled out system-wide that were fully depreciated during fiscal 2010 and fiscal 2009.

Depreciation and amortization as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) and the impact of decreased leverage on lower average weekly sales (+0.1%). These increases were partially offset by plateware assets rolled out system-wide that were fully depreciated during fiscal 2010 and fiscal 2009 (−0.1%).

Pei Wei:  Depreciation and amortization increased primarily due to an increase of $0.6 million related to new restaurants that opened during fiscal 2010 and fiscal 2009 and an increase of $0.5 million due to the addition of digital menu boards. These increases were partially offset by a $0.5 million reduction in depreciation due to furniture, fixtures, and equipment and smallwares assets that were fully depreciated during fiscal 2010 and fiscal 2009.

As a percentage of revenues, depreciation and amortization increased primarily due to the addition of digital menu boards (+0.2%) and the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%). These increases were partially offset by a reduction in depreciation due to furniture, fixtures, and equipment and smallwares assets that were fully depreciated during fiscal 2010 and fiscal 2009 (−0.2%) and the benefit of improved leverage from higher average weekly sales (−0.1%).

Preopening Expense

Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations. Each segment contributed as follows:

Bistro:  Preopening expense decreased primarily due to the impact of opening four new restaurants during fiscal 2010 compared to eight new restaurants during fiscal 2009.

Pei Wei:  Preopening expense decreased primarily due to the impact of opening two new restaurants in fiscal 2010 compared to seven new restaurants in fiscal 2009.

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

Bistro:  The increase in partner investment expense resulted from fewer early buyouts of noncontrolling interests during fiscal 2010 compared to fiscal 2009.

Pei Wei:  Partner investment expense increased primarily due to the impact of fewer early buyouts during fiscal 2010 compared to fiscal 2009. The increase is partially offset by the change in the partnership program beginning the second quarter of fiscal 2010. As a result, partner investment expense is no longer recognized at the time a new restaurant opens.

Interest and Other Income (Expense), Net

Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line (to the extent balances are outstanding) and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to advances under the loan facility for fiscal 2010 and interest-bearing overnight deposits for fiscal 2009. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset for the Restoration Plan liabilities in general and administrative expense.

The change in consolidated interest and other income (expense), net was primarily due to $1.2 million lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010, partially offset by a $0.2 million decrease in unrealized holding gains associated with investments in the Restoration Plan.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 26.9% for fiscal 2010 compared to 29.7% for fiscal 2009. Our effective tax rate is impacted by recurring items, such as the FICA tip credit, as well as discrete items that may arise in any given year but are not consistent from year to year. The decrease in the effective tax rate in fiscal 2010 is primarily due to the following net discrete tax benefits: (1) decrease in state tax expense related to the reconciliation of prior year tax provision to final tax returns; (2) favorable settlements of state income tax audits and (3) interest income related to federal amended returns filed in fiscal 2008.

The income tax rate for both fiscal 2010 and fiscal 2009 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. In fiscal 2010, income from continuing operations increased at a greater rate than FICA tip credits generated as compared to fiscal 2009. Pei Wei and Global Brand Development employees are not tipped. As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Income (Loss) from Discontinued Operations, Net of Tax

The results of the ten closed Pei Wei restaurants are classified as discontinued operations for all periods presented. The change in income (loss) from discontinued operations, net of tax is primarily due to charges of $1.4 million recognized during fiscal 2009 related to estimated and actual lease termination costs. See Fiscal 2009 compared to Fiscal 2008 Loss from Discontinued Operations, Net of Tax section for further discussion.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of our net income which is attributable to the collective ownership interests of our noncontrolling partners. In certain of our restaurants, we historically employed a partnership management structure whereby we entered into a series of partnership agreements with our regional managers, certain of our general managers and certain of our executive chefs. Each segment contributed as follows:

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2009 and, to a lesser extent, the impact of fiscal 2010 noncontrolling interest buyouts. These buyouts reduced the number of noncontrolling interests from 40 at the beginning of fiscal 2009 to 14 as of January 2, 2011.

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of 130 noncontrolling interest buyouts occurring since the beginning of fiscal 2009 partially offset by the impact of higher restaurant net income.

Fiscal 2009 compared to Fiscal 2008

Our consolidated operating results for the fiscal years ended January 3, 2010 (fiscal 2009), comprised of 53 weeks, and December 28, 2008 (fiscal 2008), comprised of 52 weeks, were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$1,228,179	100.0%	$1,198,124	100.0%	$30,055	2.5%
Costs and expenses:
Cost of sales	326,421	26.6%	325,630	27.2%	791	0.2%
Labor	401,583	32.7%	396,911	33.1%	4,672	1.2%
Operating	203,859	16.6%	198,967	16.6%	4,892	2.5%
Occupancy	70,635	5.8%	69,809	5.8%	826	1.2%
General and administrative	82,749	6.7%	77,488	6.5%	5,261	6.8%
Depreciation and amortization	74,429	6.1%	68,711	5.7%	5,718	8.3%
Preopening expense	3,919	0.3%	8,457	0.7%	(4,538)	(53.7)%
Partner investment expense	(629)	(0.1)%	(354)	0.0%	(275)	77.7%

Total costs and expenses	1,162,966	94.7%	1,145,619	95.6%	17,347	1.5%

Income from operations	65,213	5.3%	52,505	4.4%	12,708	24.2%
Interest and other income (expense), net	(1,637)	(0.1)%	(3,362)	(0.3)%	1,725	(51.3)%

Income from continuing operations before taxes	63,576	5.2%	49,143	4.1%	14,433	29.4%
Provision for income taxes	(18,492)	(1.5)%	(12,193)	(1.0)%	(6,299)	51.7%

Income from continuing operations, net of tax	45,084	3.7%	36,950	3.1%	8,134	22.0%
Loss from discontinued operations, net of tax	(479)	0.0%	(7,591)	(0.6)%	7,112	(93.7)%

Net income	44,605	3.6%	29,359	2.5%	15,246	51.9%
Less net income attributable to noncontrolling interests	1,408	0.1%	1,933	0.2%	(525)	(27.2)%

Net income attributable to PFCB	$43,197	3.5%	$27,426	2.3%	$15,771	57.5%

Certain percentage amounts do not sum to total due to rounding.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$925,321	100.0%	$919,963	100.0%	$5,358	0.6%
Costs and expenses:
Cost of sales	244,816	26.5%	249,911	27.2%	(5,095)	(2.0)%
Labor	300,775	32.5%	301,967	32.8%	(1,192)	(0.4)%
Operating	150,883	16.3%	149,083	16.2%	1,800	1.2%
Occupancy	50,186	5.4%	50,670	5.5%	(484)	(1.0)%
Depreciation and amortization	54,521	5.9%	51,091	5.6%	3,430	6.7%
Preopening expense	2,835	0.3%	5,677	0.6%	(2,842)	(50.1)%
Partner investment expense	(236)	0.0%	(1,066)	(0.1)%	830	(77.9)%
Net income attributable to noncontrolling interests	538	0.1%	1,361	0.1%	(823)	(60.5)%

Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
		% of		% of
	2009	Revenues	2008	Revenues	Change	% Change

Revenues	$302,724	100.0%	$278,161	100.0%	$24,563	8.8%
Costs and expenses:
Cost of sales	81,605	27.0%	75,719	27.2%	5,886	7.8%
Labor	100,808	33.3%	94,944	34.1%	5,864	6.2%
Operating	52,976	17.5%	49,884	17.9%	3,092	6.2%
Occupancy	20,449	6.8%	19,139	6.9%	1,310	6.8%
Depreciation and amortization	18,103	6.0%	16,158	5.8%	1,945	12.0%
Preopening expense	1,084	0.4%	2,780	1.0%	(1,696)	(61.0)%
Partner investment expense	(393)	(0.1)%	712	0.3%	(1,105)	—
Net income attributable to noncontrolling interests	870	0.3%	572	0.2%	298	52.1%

Percentages over 100% are not displayed.

Revenues

Each segment contributed as follows:

Bistro:  The increase in revenues was attributable to incremental new store revenues of $44.7 million, comprised of a full year of revenues from the seventeen new stores that opened during fiscal 2008 and revenues generated by the eight new Bistro restaurants that opened during fiscal 2009. The increase was partially offset by a $39.1 million decline in revenues for stores that opened prior to fiscal 2008, due to a significant reduction in overall guest traffic combined with a slight decline in the average check. Fiscal 2009 also includes the benefit from one extra operating week compared to fiscal 2008.

Pei Wei:  The increase in revenues was attributable to incremental new store revenues of $19.1 million, comprised of a full year of revenues from the 25 new stores that opened during fiscal 2008 and revenues generated by the 7 new Pei Wei restaurants that opened during fiscal 2009. The remainder of the increase was due to a $5.4 million increase in revenues for stores that opened prior to fiscal 2008, as well as a slight increase in overall guest traffic partially offset by a slight decline in the average check. Fiscal 2009 also includes the benefit from one extra operating week compared to fiscal 2008.

Costs and Expenses

Cost of Sales

Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues decreased primarily due to net favorable product mix shifts and operational efficiencies (−0.8%) partially offset by the net impact of unfavorable commodity pricing, primarily due to wok oil and rice partially offset by produce (+0.2%).

Pei Wei:  Cost of sales as a percentage of revenues decreased primarily due to net favorable product mix shifts and operational efficiencies (−0.5%) partially offset by the net impact of unfavorable commodity pricing, primarily due to wok oil and rice partially offset by produce (+0.5%).

Labor

Each segment contributed as follows:

Bistro:  Labor expenses decreased primarily due to a net $13.5 million decrease in hourly labor due to scheduling efficiencies and lower labor hours consistent with sales trends partially offset by higher average hourly wage rates, $1.5 million decrease in payroll taxes, $1.0 million decrease in workers’ compensation expense resulting from lower than anticipated claim development, and $0.6 million decrease in management salaries. These decreases were partially offset by $14.0 million of additional labor expenses at our restaurants that opened during fiscal 2009 and fiscal 2008, $1.2 million higher health insurance, and $0.4 million higher incentive costs net of a reduction in imputed partner bonus expense.

As a percentage of revenues, labor expenses decreased primarily due to improved labor efficiencies in culinary and hospitality positions (−1.0%) and the benefit of reduced workers’ compensation insurance liabilities resulting from lower than anticipated claim development (−0.1%). These declines were partially offset by the impact of wage rate pressure (+0.3%), the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%), and higher health insurance (+0.2%) and incentive (+0.1%) costs.

Pei Wei:  Labor expenses increased primarily due to $6.2 million of additional labor expenses at our restaurants that opened during fiscal 2009 and fiscal 2008 and $0.5 million higher management incentive accruals partially offset by $0.3 million lower workers’ compensation insurance expense resulting from lower than anticipated claim development and a $0.3 million decrease in manager salaries.

As a percentage of revenues, labor expenses decreased primarily due to improved labor efficiencies in culinary and hospitality positions (−0.9%), lower manager salaries resulting from reduced management headcount (−0.4%), and the benefit of reduced workers’ compensation insurance expense resulting from lower than anticipated claim development (−0.1%). These declines were partially offset by wage rate pressure (+0.4%), higher management incentive accruals (+0.1%), and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.1%).

Operating

Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $7.6 million higher operating expenses at our restaurants that opened during fiscal 2009 and fiscal 2008 partially offset by $3.3 million lower utilities expense resulting from favorable rates and lower usage, $1.2 million lower credit card fees and $1.1 million lower restaurant supplies expense consistent with sales trends.

Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage on lower average weekly sales on the portion of operating costs that is fixed in nature (+0.5%) and higher repairs and maintenance expense (+0.2%). These increases were partially offset by lower utilities costs resulting from favorable rates and lower usage (−0.4%) and the benefit of improved leverage resulting from an extra week of revenues in fiscal 2009 (−0.1%).

Pei Wei:  Operating expenses increased primarily due to $3.5 million in additional operating costs at our restaurants that opened during fiscal 2009 and fiscal 2008, a $1.0 million increase in repairs and maintenance expense, and $0.3 million higher marketing spend partially offset by $1.2 million lower utilities costs resulting from favorable rates and a $0.6 million decrease in menu printing costs.

Operating expenses as a percentage of revenues decreased primarily due to lower utilities costs resulting from favorable rates (−0.5%) and lower menu printing costs (−0.2%) partially offset by higher repairs and maintenance costs (+0.3%).

Occupancy

Each segment contributed as follows:

Bistro:  Occupancy costs decreased primarily due to $1.8 million lower contingent rent expense resulting from lower average weekly sales, $0.7 million lower general liability insurance, and $0.4 million lower common area maintenance expense partially offset by $2.3 million of additional occupancy costs at our restaurants that opened during fiscal 2009 and fiscal 2008.

Occupancy costs as a percentage of revenues decreased primarily due to lower contingent rent expense resulting from lower average weekly sales (−0.1%), the benefit of improved leverage resulting from an extra week of revenues in fiscal 2009 (−0.1%), and lower general liability insurance (−0.1%). These decreases were partially offset by the impact of decreased leverage on lower average weekly sales (+0.4%).

Pei Wei:  Occupancy costs increased primarily due to $1.6 million of additional occupancy costs at our restaurants that opened during fiscal 2009 and fiscal 2008 partially offset by $0.2 million lower property tax expense.

Occupancy costs as a percentage of revenues decreased primarily due to the benefit of improved leverage resulting from an extra week of revenues in fiscal 2009 (−0.1%) and lower property tax expense (−0.1%) partially offset by the impact of decreased leverage on lower average weekly sales (+0.1%).

General and Administrative

Consolidated general and administrative costs increased primarily due to $3.4 million higher management incentive accruals, higher share-based compensation expense of $2.1 million, principally resulting from the performance unit award grants issued to our co-CEOs during the first quarter of fiscal 2009 and the cash-settled liability awards issued during fiscal 2009, as well as additional compensation expense resulting from Plan participants’ unrealized holding gains associated with Restoration Plan liabilities ($0.8 million of gains in fiscal 2009 compared to $0.4 million of losses in fiscal 2008). These increases were partially offset by $1.0 million in lower management salaries due to decreased headcount and a reduction in other administrative support costs. Fiscal 2008 also includes $2.0 million of cash and non-cash charges related to a separation agreement with the former Pei Wei president which included a severance payment, accelerated vesting of unvested options and the extension of the expiration date of all outstanding stock options.

Depreciation and Amortization

Each segment contributed as follows:

Bistro:  Depreciation and amortization increased primarily due to $3.5 million in additional depreciation on restaurants that opened during fiscal 2009 and fiscal 2008 and an increase of $1.0 million due to leasehold improvement additions partially offset by a decrease of $0.9 million due to smallwares assets which were depreciated to salvage value during fiscal 2010 and fiscal 2009.

As a percentage of revenues, depreciation and amortization increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.4%) partially offset by the benefit of improved leverage resulting from an extra week of revenues in fiscal 2009 (−0.1%).

Pei Wei:  Depreciation and amortization increased primarily due to $1.6 million of additional depreciation on restaurants that opened during fiscal 2009 and fiscal 2008.

As a percentage of revenues, depreciation and amortization increased primarily due to decreased leverage on lower average weekly sales (+0.1%), computer equipment additions (+0.1%), and higher asset retirements (+0.1%) partially offset by the benefit of improved leverage resulting from an extra week of revenues in fiscal 2009 (−0.1%).

Preopening Expense

Each segment contributed as follows:

Bistro:  Preopening expense decreased primarily due to the impact of opening eight new restaurants in fiscal 2009 compared to opening seventeen new restaurants during fiscal 2008.

Pei Wei:  Preopening expense decreased primarily due to the impact of opening 7 new restaurants during fiscal 2009 compared to opening 25 new restaurants during fiscal 2008.

Partner Investment Expense

Each segment contributed as follows:

Bistro:  The increase in partner investment expense resulted from fewer early buyouts of noncontrolling interests during fiscal 2009 compared to fiscal 2008.

Pei Wei:  The decrease in partner investment expense is primarily due to the impact of opening fewer new restaurants during fiscal 2009 compared to fiscal 2008.

Interest and Other Income (Expense), Net

The change in consolidated interest and other income (expense), net was primarily due to a $1.2 million reduction in interest expense resulting from the repayment of $40.0 million of our outstanding credit line borrowings in fiscal 2009. Additionally, unrealized holding gains of $0.8 million in fiscal 2009 compared to unrealized holding losses of $0.4 million in fiscal 2008 associated with investments in the Restoration Plan, $0.4 million lower capitalized interest and $0.3 million lower interest income contributed to the change.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 29.7% for fiscal 2009 compared to 25.8% for fiscal 2008. Prior fiscal year includes the impact of a change in estimate related to amended tax returns. Additionally, fiscal 2009 state tax expense increased over fiscal 2008. This is due to an increase in state tax filings, impacts of state tax reform measures and changes in filing methodology as a result of audits. The income tax rate for both fiscal 2009 and fiscal 2008 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. In fiscal 2009, income from continuing operations increased at a greater rate than FICA tip credits generated as compared to fiscal 2008. Because there are no tipped employees at Pei Wei, as Pei Wei contributes more net income, and if Bistro’s income from operations grows at a rate greater than revenue growth, the impact of Bistro’s tip credit on the company’s effective tax rate will continue to decrease.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.

Loss from Discontinued Operations, Net of Tax

The results of the ten closed Pei Wei restaurants are classified as discontinued operations for all periods presented. During fiscal 2009, we recognized pretax charges of $1.4 million related to estimated and actual lease termination costs.

As part of ongoing profitability initiatives, we closed ten underperforming Pei Wei restaurants in the fourth quarter of fiscal 2008. This decision, which was reached in the third quarter of fiscal 2008, was the result of a rigorous evaluation of our entire store portfolio. We reviewed each location’s past and present operating performance combined with projected future results. The locations selected for closure represent restaurants with lower profitability that were not projected to provide acceptable returns in the foreseeable future.

During the second half of fiscal 2008, we recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the ten Pei Wei store closures. We also recognized additional pretax charges of $2.6 million related to estimated and actual lease termination costs and $0.1 million related to severance payments made in connection with the store closures. These charges as well as all historical operations related to the closed stores are reflected within discontinued operations in the consolidated financial statements for all years presented as further discussed in Note 2 to the consolidated financial statements.

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

Pei Wei:  Net income attributable to noncontrolling interests increased primarily due to the impact of higher restaurant net income and, to a lesser extent, a cumulative adjustment of prior period expense, partially offset by the impact of 132 noncontrolling interest buyouts occurring since the beginning of fiscal 2008.

Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended January 2, 2011, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2010(1)				Fiscal 2009(1)
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues, in thousands	$310,371	$312,838	$308,410	$311,180	$309,837	$301,360	$290,329	$326,653
Costs and expenses:
Cost of sales	27.1%	26.1%	25.4%	25.9%	26.8%	26.4%	26.3%	26.7%
Labor	33.7	32.7	32.9	32.7	32.5	32.6	33.0	32.8
Operating	17.0	16.5	16.9	16.7	16.4	16.2	17.5	16.4
Occupancy	5.7	5.9	6.0	6.0	5.6	5.8	6.1	5.6
General and administrative	6.1	6.3	7.5	6.4	6.4	6.8	7.0	6.7
Depreciation and amortization	6.1	6.2	6.3	6.4	6.0	6.2	6.6	5.6
Preopening expense	0.0	0.3	0.2	0.1	0.2	0.2	0.5	0.4
Partner investment expense	0.0	0.0	0.0	(0.0)	(0.1)	0.0	0.0	0.0

Total costs and expenses	95.8	94.0	95.2	94.1	93.7	94.1	97.0	94.2

Income from operations	4.2	6.0	4.8	5.9	6.3	5.9	3.0	5.8
Interest and other income (expense), net	(0.1)	(0.2)	0.1	0.1	(0.3)	(0.1)	0.0	(0.1)

Income from continuing operations before taxes	4.1	5.8	4.9	6.0	6.0	5.8	3.1	5.7
Provision for income taxes	(1.2)	(1.6)	(1.4)	(1.2)	(1.6)	(1.7)	(0.9)	(1.8)

Income from continuing operations, net of tax	2.9	4.2	3.4	4.8	4.4	4.1	2.2	3.8
Income (loss) from discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	(0.2)	0.0	0.0

Net income	2.9	4.2	3.4	4.8	4.4	3.9	2.2	3.9
Less net income attributable to noncontrolling interests	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.2

Net income attributable to PFCB	2.8%	4.1%	3.4%	4.7%	4.3%	3.9%	2.1%	3.7%

Certain percentage amounts may not sum to total due to rounding.

(1) Fiscal 2010 was comprised of 52 weeks, and fiscal 2009 was comprised of 53 weeks. The fourth quarter of fiscal 2010 was comprised of 13 weeks, and the fourth quarter of fiscal 2009 was comprised of 14 weeks.

Liquidity and Capital Resources

Cash Flow

Our primary sources of liquidity are cash provided by operations and available borrowings under our credit facility. Historically, our capital resources have primarily been used for our construction of new restaurants. More recently, our capital resources have been used for repayments of long-term debt, repurchases of our common stock and payments of cash dividends.

The following table presents a summary of our cash flows for the past three fiscal years (in thousands):

	2010	2009	2008

Net cash provided by operating activities	$122,222	$160,419	$139,753
Net cash used in investing activities	(42,348)	(50,118)	(87,886)
Net cash used in financing activities	(71,921)	(87,753)	(34,971)

Net increase in cash and cash equivalents	$7,953	$22,548	$16,896

Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense, partially offset by a net increase in operating assets and a net decrease in operating liabilities in the current year. The change in operating activities is primarily due to higher cash paid for income taxes, changes in lease obligations and lower receivables due from third-party gift card sales.

Investing Activities

Investment activities primarily related to capital expenditures of $37.1 million, $49.9 million and $87.2 million in fiscal years 2010, 2009 and 2008, respectively, and advances under the loan facility to True Food Kitchen of $5.2 million during fiscal 2010. Capital expenditures have declined since fiscal 2008 primarily due to the impact of opening fewer new restaurants during fiscal 2010 and 2009 (6 new restaurants during fiscal 2010 and 15 new restaurants during fiscal 2009 compared to 42 new restaurants during fiscal 2008). Also included is capitalized interest of $0.1 million, $0.3 million and $0.7 million in fiscal years 2010, 2009 and 2008, respectively.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for fiscal 2010, 2009 and 2008. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

		Shared
		Services and
	Total	Other	Bistro	Pei Wei

Fiscal 2010
New company restaurants	$14,044	$—	$11,440	$2,604
Existing company restaurants and support	23,047	2,788	14,476	5,783

Total capital expenditures	$37,091	$2,788	$25,916	$8,387

Repairs and maintenance expense	$15,444	$21	$12,136	$3,287

Fiscal 2009
New company restaurants	$24,692	$—	$19,633	$5,059
Existing company restaurants and support	25,173	2,748	16,547	5,878

Total capital expenditures	$49,865	$2,748	$36,180	$10,937

Repairs and maintenance expense	$15,372	$28	$12,142	$3,202

Fiscal 2008
New company restaurants	$65,427	$—	$48,165	$17,262
Existing company restaurants and support	21,751	2,450	17,381	1,920

Total capital expenditures	$87,178	$2,450	$65,546	$19,182

Repairs and maintenance expense	$12,718	$21	$10,363	$2,334

We intend to open three to five new Bistro restaurants and six to eight new Pei Wei restaurants in fiscal 2011. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment for each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend approximately $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. We expect total gross capital expenditures for fiscal 2011 to approximate $45.0 million to $50.0 million ($40.0 million to $45.0 million, net of tenant incentives).

Financing Activities

Financing activities during fiscal 2010, 2009 and 2008 included debt repayments of $41.2 million, $45.9 million and $12.5 million, respectively, and repurchases of common stock of $41.1 million, $39.7 million and $10.0 million, respectively. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $25.8 million, $3.0 million and $1.1 million during fiscal 2010, 2009 and 2008. During fiscal 2010, we began paying cash dividends which totaled $14.5 million related to the first three quarters of the fiscal year. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.

Future Capital Requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. During fiscal 2011, we plan to continue returning excess capital to our shareholders in the form of repurchases of our common stock and payments of cash dividends.

In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.

Credit Facility

The senior credit facility (“Credit Facility”) with several commercial financial institutions, allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of January 2, 2011 as our leverage ratio was 0.93:1 and the fixed charge coverage ratio was 2.53:1.

During the first half of fiscal 2010, we fully repaid total outstanding borrowings of $40.0 million under the Credit Facility and currently have $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for our workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at January 2, 2011.

Share Repurchase Program

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.0 million shares of our common stock for $187.1 million at an average price of $31.32 since July 2006. Included in this total are 0.9 million shares of our common stock repurchased during fiscal 2010 for $41.1 million at an average price of $45.22. $0.3 million of the amount repurchased during fiscal 2010 relates to shares that were repurchased under the previous share repurchase program that expired December 31, 2009 but did not settle until after January 3, 2010.

At January 2, 2011, there remains $59.2 million available under our current share repurchase authorization of $100.0 million, which expires December 2011. We plan to repurchase the remaining shares available under the current share repurchase authorization during fiscal 2011.

Cash Dividends

In February 2010, the Board of Directors approved the initiation of a quarterly variable cash dividend based on our desire to consistently return excess cash flow to our shareholders. The amount of the cash dividend is calculated based on 45% of our quarterly net income and totaled $0.92 per share in fiscal 2010. We anticipate declaring approximately $22 million to $23 million of cash dividends related to fiscal 2011 earnings. Cash dividends are paid quarterly in arrears. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments may fluctuate between quarters.

Based on the Board of Directors’ authorization, on February 16, 2011 we announced a cash dividend of $0.29 per share which will be paid March 14, 2011 to all shareholders of record at the close of business on February 28, 2011. Based on shares outstanding at February 11, 2011, the total dividend payment will approximate $6.6 million during the first quarter of fiscal 2011.

Partnership Activities

As of January 2, 2011, there were 25 partners within our partnership system representing 82 partnership interests. During fiscal 2010, we had the opportunity to purchase 11 noncontrolling interests which had reached the five-year threshold period during the year, as well as 50 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased 61 of these noncontrolling interests in their entirety for a total of $2.1 million, all of which was paid in cash.

During fiscal 2011, we will have the opportunity to purchase 24 additional noncontrolling interests which will reach their five-year anniversary. If all of these interests are purchased, the total purchase price will approximate $1.2 million to $2.0 million based upon the estimated fair value of the respective interests at January 2, 2011.

Purchase Commitments

The following table shows our purchase commitments by category as of January 2, 2011 (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than
	Total	1 Year	Years	Years	5 Years

Long-term debt	$1,720	$63	$126	$128	$1,403
Operating leases	317,174	50,398	96,343	78,385	92,048
Capital leases	2,913	416	832	832	833
Purchase obligations	259,659	162,612	96,955	92	—

Total	$581,466	$213,489	$194,256	$79,437	$94,284

The table above does not include obligations related to unexercised lease renewal option periods even if it is reasonably assured that we will exercise the related option. Additionally, purchase obligations have been included only to the extent that our failure to perform would result in formal recourse against us. Accordingly, certain procurement arrangements that require us to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.

Other Commitments

In August 2009, we announced an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, convert into a majority equity position in True Food Kitchen. As of January 2, 2011, we had advanced $5.2 million under the loan facility to fund construction of two new restaurants which opened during fiscal 2010 and to fund the initial stages of construction for one restaurant scheduled to open during fiscal 2011.

New Accounting Standards

See the Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in commodities prices as well as fluctuations in the fair value of our cash-settled awards.

Commodities Prices

We purchase various commodities such as beef, pork, poultry, seafood and produce. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. Historically, we have not used financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any significant commodity price increases have historically been relatively short-term in nature.

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

We have audited the accompanying consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries (the Company) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, equity, and cash flows for the years ended January 2, 2011, January 3, 2010, and December 28, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang’s China Bistro, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 29, 2008, the Company has changed its method of accounting and reporting for minority interests such that they are recharacterized as noncontrolling interests and classified as a component of equity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Phoenix, Arizona
February 16, 2011

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 2,	January 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$71,452	$63,499
Inventories	5,542	5,291
Other current assets	46,613	38,449

Total current assets	123,607	107,239
Property and equipment, net	459,469	497,928
Goodwill	6,819	6,819
Intangible assets, net	19,957	22,241
Other assets	24,837	17,923

Total assets	$634,689	$652,150

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,611	$19,825
Construction payable	1,562	1,600
Accrued expenses	71,714	77,088
Unearned revenue	38,371	35,844
Current portion of long-term debt, including $976 due to related parties at January 3, 2010	63	41,236

Total current liabilities	132,321	175,593
Lease obligations	113,977	116,547
Long-term debt	1,195	1,212
Other liabilities	24,753	18,488

Total liabilities	272,246	311,840
Commitments and contingencies (Note 18)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 22,833,165 shares and 22,911,054 shares issued and outstanding at January 2, 2011 and January 3, 2010, respectively	23	28
Additional paid-in capital	250,019	217,181
Treasury stock, at cost, 5,973,623 shares and 5,064,733 shares at January 2, 2011 and January 3, 2010, respectively	(187,112)	(146,022)
Accumulated other comprehensive loss	—	(294)
Retained earnings	296,564	264,456

Total PFCB common stockholders’ equity	359,494	335,349
Noncontrolling interests	2,949	4,961
Total equity	362,443	340,310

Total liabilities and equity	$634,689	$652,150

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Revenues	$1,242,799	$1,228,179	$1,198,124
Costs and expenses:
Cost of sales	324,731	326,421	325,630
Labor	410,000	401,583	396,911
Operating	208,294	203,859	198,967
Occupancy	73,707	70,635	69,809
General and administrative	81,883	82,749	77,488
Depreciation and amortization	77,486	74,429	68,711
Preopening expense	1,976	3,919	8,457
Partner investment expense	(318)	(629)	(354)

Total costs and expenses	1,177,759	1,162,966	1,145,619

Income from operations	65,040	65,213	52,505
Interest and other income (expense), net	(572)	(1,637)	(3,362)

Income from continuing operations before taxes	64,468	63,576	49,143
Provision for income taxes	(17,122)	(18,492)	(12,193)

Income from continuing operations, net of tax	47,346	45,084	36,950
Income (loss) from discontinued operations, net of tax	46	(479)	(7,591)

Net income	47,392	44,605	29,359
Less net income attributable to noncontrolling interests	784	1,408	1,933

Net income attributable to PFCB	$46,608	$43,197	$27,426

Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$2.05	$1.90	$1.47
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	—	(0.02)	(0.32)

Net income attributable to PFCB common stockholders	$2.05	$1.88	$1.15

Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$2.01	$1.87	$1.45
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.01	(0.02)	(0.31)

Net income attributable to PFCB common stockholders	$2.02	$1.85	$1.14

Weighted average shares used in computation:
Basic	22,689	22,986	23,776

Diluted	23,115	23,413	24,080

Cash dividends declared per share	$0.92	$—	$—
Amounts attributable to PFCB:
Income from continuing operations, net of tax	$46,562	$43,676	$35,017
Income (loss) from discontinued operations, net of tax	46	(479)	(7,591)

Net income attributable to PFCB	$46,608	$43,197	$27,426

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	PFCB Common Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Total

Balances, December 30, 2007	24,152	$27	$196,385	$(96,358)	$—	$193,833	$17,169	$311,056
Issuance of common stock under stock option plans	31	—	284	—	—	—	—	284
Issuance of common stock under employee stock purchase plan	31	—	774	—	—	—	—	774
Issuance of restricted shares under incentive plans, net of forfeitures	294	—	—	—	—	—	—	—
Purchases of treasury stock	(394)	—	—	(10,014)	—	—	—	(10,014)
Share-based compensation expense(1)	—	—	9,715	—	—	—	—	9,715
Tax shortfall from share-based compensation, net	—	—	(491)	—	—	—	—	(491)
Unrealized loss on derivatives	—	—	—	—	(755)	—	—	(755)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(3,323)	(3,323)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	245	245
Purchases of noncontrolling interests	—	—	—	—	—	—	(8,002)	(8,002)
Partner investment expense	—	—	—	—	—	—	(354)	(354)
Partner bonus expense, imputed	—	—	—	—	—	—	913	913
Net income	—	—	—	—	—	27,426	1,933	29,359

Balances, December 28, 2008	24,114	27	206,667	(106,372)	(755)	221,259	8,581	329,407
Issuance of common stock under stock option plans	241	1	2,891	—	—	—	—	2,892
Issuance of common stock under employee stock purchase plan	34	—	774	—	—	—	—	774
Shares withheld for taxes on restricted stock, net of forfeitures	(48)	—	(673)	—	—	—	—	(673)
Purchases of treasury stock	(1,430)	—	—	(39,650)	—	—	—	(39,650)
Share-based compensation expense(1)	—	—	7,700	—	—	—	—	7,700
Tax benefit from share-based compensation, net	—	—	1,348	—	—	—	—	1,348
Unrealized gain on derivatives	—	—	—	—	461	—	—	461
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,749)	(1,749)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	50	50
Purchases of noncontrolling interests, net of tax benefit	—	—	(1,526)	—	—	—	(3,184)	(4,710)
Partner investment expense	—	—	—	—	—	—	(629)	(629)
Partner bonus expense, imputed	—	—	—	—	—	—	484	484
Net income	—	—	—	—	—	43,197	1,408	44,605

Balances, January 3, 2010	22,911	28	217,181	(146,022)	(294)	264,456	4,961	340,310
Issuance of common stock under stock option plans	816	—	24,189	—	—	—	—	24,189
Issuance of common stock under employee stock purchase plan	71	—	2,826	—	—	—	—	2,826
Shares withheld for taxes on restricted stock, net of forfeitures	(56)	—	(1,169)	—	—	—	—	(1,169)
Purchases of treasury stock	(909)	(5)	—	(41,090)	—	—	—	(41,095)
Share-based compensation expense(1)	—	—	5,155	—	—	—	—	5,155
Tax benefit from share-based compensation, net	—	—	2,247	—	—	—	—	2,247
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,230)	(1,230)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests, net of tax benefit	—	—	(432)	—	—	—	(1,629)	(2,061)
Partner investment expense	—	—	—	—	—	—	(318)	(318)
Partner bonus expense, imputed	—	—	—	—	—	—	371	371
Cash dividends paid	—	—	22	—	—	(14,500)	—	(14,478)
Net income	—	—	—	—	—	46,608	784	47,392

Balances, January 2, 2011	22,833	$23	$250,019	$(187,112)	$—	$296,564	$2,949	$362,443

(1)	Share-based compensation expense includes equity-classified awards only.

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Operating Activities:
Net income	$47,392	$44,605	$29,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,486	74,429	69,661
Share-based compensation	11,777	11,552	9,715
Non-cash asset impairment and net lease termination charges in discontinued operations	(15)	611	9,889
Partner investment expense	(318)	(629)	(354)
Partner bonus expense, imputed	371	484	913
Deferred income taxes	(4,248)	(4,354)	5,381
Tax (benefit) shortfall from share-based compensation, net	(2,523)	(1,348)	491
Other	129	63	143
Changes in operating assets and liabilities:
Inventories	(251)	(361)	(281)
Other current assets	(4,903)	17,640	(18,406)
Other assets	(946)	(1,398)	(434)
Accounts payable	786	4,622	(2,542)
Accrued expenses	(3,490)	4,015	9,524
Unearned revenue	2,527	4,729	5,769
Lease obligations	(2,370)	4,382	19,914
Other liabilities	818	1,377	1,011

Net cash provided by operating activities	122,222	160,419	139,753
Investing Activities:
Capital expenditures	(37,091)	(49,865)	(87,178)
Receivable under loan facility (Note 18)	(5,193)	—	—
Capitalized interest	(64)	(253)	(708)

Net cash used in investing activities	(42,348)	(50,118)	(87,886)
Financing Activities:
Repayments of long-term debt	(41,236)	(45,850)	(12,512)
Proceeds from net share issuances	25,846	2,993	1,058
Purchases of treasury stock	(41,095)	(39,650)	(10,014)
Payments of cash dividends	(14,478)	—	—
Distributions to noncontrolling interest partners	(1,230)	(1,749)	(3,323)
Purchases of noncontrolling interests, net of tax benefit	(2,061)	(4,710)	(9,763)
Payments of capital lease obligations	(200)	(185)	(171)
Contributions from noncontrolling interest partners	10	50	245
Tax benefit (shortfall) from share-based compensation, net	2,523	1,348	(491)

Net cash used in financing activities	(71,921)	(87,753)	(34,971)

Net increase in cash and cash equivalents	7,953	22,548	16,896
Cash and cash equivalents at the beginning of the period	63,499	40,951	24,055

Cash and cash equivalents at the end of the period	$71,452	$63,499	$40,951

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$27,919	$11,782	$9,842
Cash paid for interest	$1,769	$3,478	$5,442
Supplemental Disclosure of Non-Cash Items
Change in construction payable	$(38)	$(2,758)	$(6,961)
Purchases of noncontrolling interests through issuance of long-term debt	$—	$—	$2,693

See accompanying notes to consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2011

1.	Summary of Significant Accounting Policies

Organization and Nature of Operations

P.F. Chang’s China Bistro, Inc. (the “Company” or “PFCB”) operates two restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). The Company was formed in 1996 and became publicly traded in 1998. Additionally, the Company has extended its brand to international markets and retail products, with both businesses operating under licensing agreements.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to the end of December. Fiscal years 2010 and 2008 were each comprised of 52 weeks and fiscal year 2009 was comprised of 53 weeks.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation and Presentation

The Company’s consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All material balances and transactions between the consolidated entities have been eliminated. Beginning fiscal 2009, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.

Cash and Cash Equivalents

The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of January 2, 2011 and January 3, 2010 consisted primarily of money market fund investments and amounts receivable from credit card processors.

Other Current Assets

Other current assets consist primarily of receivables, current portion of deferred tax asset, income taxes receivable and prepaid rent. Receivables consist primarily of amounts due from third-party gift card sales and amounts due from landlords for tenant incentives. Management believes outstanding receivable amounts to be collectible.

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

Depreciation and Amortization

Depreciation and amortization expense included in continuing operations includes the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, capitalized software costs and non-transferable liquor license fees and totaled $77.5 million, $74.4 million and $68.7 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

During the years ended January 2, 2011, January 3, 2010, and December 28, 2008, the Company incurred gross interest expense of $1.7 million, $3.1 million, and $4.8 million, respectively. Of these amounts, $0.1 million, $0.3 million, and $0.7 million, respectively, were capitalized during the years ended January 2, 2011, January 3, 2010, and December 28, 2008.

Goodwill and Intangible Assets

Goodwill is not amortized but is subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives, which is generally fifteen years for Bistro restaurants and ten years for Pei Wei restaurants.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis which compares the estimated fair value of the reporting segment to the carrying value. As a secondary review, the Company also compares the market value of its common stock to the total Company carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of January 2, 2011, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets

Intangible assets were historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. Beginning fiscal 2009 upon the adoption of new accounting guidance, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as a reduction of additional paid-in capital in equity.

Impairment of Long-Lived Assets

The Company reviews property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of partners’ noncontrolling interests in the operating rights of certain of our restaurants) for

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. For restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period is considered a potential impairment indicator. In these situations, the Company evaluates future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, the Company either (a) continues to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognizes an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on discounted future cash flows.

In the past, restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. During the year ended December 28, 2008, the Company recognized non-cash asset impairment charges of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of the long-lived assets associated with the closure of ten Pei Wei stores. See Note 2 for further discussion. No other impairment of long-lived assets was recognized by the Company during the year ended December 28, 2008. There were no impairments recognized by the Company during the years ended January 2, 2011 and January 3, 2010. There can be no assurance that future impairment tests will not result in additional charges to earnings.

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

Other Assets

Other assets consist primarily of transferable and nontransferable liquor licenses, capitalized software costs, receivable under loan facility to True Food Kitchen, Restoration Plan assets (see Note 14 for additional information) and vendor deposits. Nontransferable liquor licenses are amortized over the life of the restaurant (twenty years for Bistro and fifteen years for Pei Wei) and trademarks are amortized over the shorter of the useful life of the asset or the length of the related contract term. The term of the lease or contract includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Capitalized software costs are typically amortized over five years. See Note 6 for additional details on the Company’s other assets.

Accrued Insurance

The Company is self-insured for certain exposures, principally workers’ compensation, general liability, medical and dental, for the first $100,000, $250,000, $275,000 or $500,000 of individual claims depending on the type of claim. The Company has paid amounts to its insurance carrier or claims administrator that approximate the cost of claims known to date and has accrued additional liabilities for its estimate of ultimate costs related to those claims, including known claims and an actuarially determined estimate of incurred but not yet reported claims. In developing these estimates, the Company uses historical experience factors to estimate the ultimate claim exposure. The Company’s self insurance liabilities are actuarially determined and consider estimates of expected losses, based on statistical analyses of the Company’s actual historical trends as well as historical industry data. It is reasonably possible that future adjustments to these estimates will be required.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Obligations

The Company leases all of its restaurant properties. At the inception of the lease, each property is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The lease term includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

Tenant incentives received from landlords in connection with certain of the Company’s operating leases are recorded as a deferred rent liability within lease obligations and are amortized over the relevant lease term. For leases that contain scheduled rent escalations, the Company recognizes rent expense on a straight-line basis over the term of the lease. The straight-line rent calculation includes the rent holiday period, which begins on the possession date and ends on the store open date.

Many of the Company’s leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is recognized as rent expense in the period incurred.

Other Liabilities

Other liabilities include the Company’s net long-term deferred tax liabilities, performance units, liabilities related to the Restoration Plan (discussed further in Note 14), cash-settled awards and asset retirement obligations (“ARO”). See Note 12 for further details of the Company’s other liabilities.

The Company’s AROs are primarily associated with certain of the Company’s restaurant leases under which the landlord has the option to require the Company to remove its leasehold improvements at the end of the lease term and return the property to the landlord in its original condition. The Company estimates the fair value of these liabilities based on estimated store closing costs, accretes that current cost forward to the date of estimated ARO removal and discounts the future cost back as if it were performed at the inception of the lease. At the inception of such a lease, the Company records the ARO liability and also records a related capital asset in an amount equal to the estimated fair value of the liability. The ARO liability is accreted to its future value, with accretion expense recognized as interest and other income, net, and the capitalized asset is depreciated on a straight-line basis over the useful life of the asset, which is generally the life of the leasehold improvement. The estimate of the conditional asset retirement liability is based on a number of assumptions requiring management’s judgment, including the cost to return the space to its original condition, inflation rates and discount rates. As a result, in future periods the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in estimated costs, inflation rates and other factors.

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

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Initial territory fees received pursuant to international development and licensing agreements are recognized as revenue when the Company has performed its material obligations under the agreement, which is typically after the opening of a certain number of restaurants within the territory. Store opening fees are recognized as revenue when the Company has substantially performed its obligations to assist the licensee in opening a new restaurant, which is generally at the time such restaurant opens for business. Ongoing royalty fees from licensed restaurants are based on a percentage of restaurant sales and are recognized as revenue in the period the related restaurants’ revenues are earned.

Ongoing royalty fees from licensed retail products are based on a percentage of product sales and are recognized as revenue upon the sale of the product to retail outlets.

Advertising

The Company expenses advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Advertising expense for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $12.5 million, $10.4 million, and $9.2 million, respectively.

Partner Bonus Expense, Imputed

Partner bonus expense, imputed, which is classified within labor expense in the consolidated statements of income, represents the portion of restaurant-level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes. Specifically, given that employees who choose to invest as partners are not eligible to participate in restaurant-level bonus programs, a portion of their partnership earnings that would otherwise be presented as net income attributable to noncontrolling interests is deemed to be a bonus expense for financial reporting purposes. The amounts imputed are based on existing bonus programs used by the Company for non-investing employees based on individual restaurant-level operating results. Partner bonus expense, imputed for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $0.4 million, $0.5 million, and $0.9 million, respectively.

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

Partner Investment Expense

Partner investment expense represents the difference between the imputed fair value of noncontrolling interests at the time the partners invest in their restaurants and the partners’ cash capital contribution for these ownership interests. Additionally, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater. Partner investment expense is no longer recognized for new Bistro openings since the beginning of fiscal 2007 and for new Pei Wei openings since April 2010 due to changes in the partnership structure (see Note 16 for further details).

Consolidated partner investment expense for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was a net benefit of $0.3 million, $0.6 million and $0.4 million, respectively. See Note 16 for further discussion on the Company’s partnership structure.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes

The Company utilizes the liability method of accounting for income taxes in which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The Company recognizes deferred tax assets when future realization is considered by management to be more likely than not.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 17 for further discussion of the Company’s uncertain tax positions.

Net income attributable to noncontrolling interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual noncontrolling interest partners.

Sales taxes collected from guests are excluded from revenues. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Share-Based Compensation

The Company has granted equity-classified and liability-classified awards to certain of its employees and directors and accounts for the awards based on fair value measurement guidance. The estimated fair value of share-based compensation is amortized to expense over the vesting period. See Note 13 for further discussion of specific accounting for share-based compensation.

Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company’s equity plans and employee stock purchase plan. For the years ended January 2, 2011, January 3, 2010, and December 28, 2008, 0.8 million, 2.1 million, and 2.3 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted income from continuing operations attributable to PFCB per share:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Numerator:
Income from continuing operations attributable to PFCB common stockholders, net of tax	$46,562	$43,676	$35,017

Denominator:
Basic: Weighted-average shares outstanding during the year	22,689	22,986	23,776
Add dilutive effect of equity awards	426	427	304

Diluted	23,115	23,413	24,080

Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$2.05	$1.90	$1.47

Diluted	$2.01	$1.87	$1.45

The Company began paying quarterly variable cash dividends to its shareholders during fiscal 2010. The Company’s restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the year ended January 2, 2011, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, receivables, accounts payable, and accrued expenses is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying value due to the Company’s right to repay outstanding balances at any time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily related to third-party gift card sales, tenant incentives from landlords and a long-term receivable under the loan facility to True Food Kitchen.

Derivatives

All derivatives are recognized on the balance sheet at fair value as liabilities. The fair value of the Company’s derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. The Company

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reports its derivative liabilities in accrued expenses. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any, as discussed below.

A cash flow hedge is a derivative designed to hedge the exposure of variable future cash flows that is attributable to a particular risk associated with an existing recognized asset or liability, or a forecasted transaction. The Company utilizes the hypothetical derivative method to measure hedge effectiveness. For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings, as well as any ineffective portion of the gain or loss, as determined by the accounting requirements, are reported as a component of interest and other income (expense). If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive (loss) income is recognized in earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that a forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive (loss) income are recognized in earnings immediately.

During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixed the interest expense on a portion of the Company’s long-term debt for the duration of the swap. The interest rate swap expired on May 20, 2010. There was no hedge ineffectiveness recognized during the periods ended January 2, 2011, and January 3, 2010. See Note 8 for further discussion of the Company’s interest rate swap.

Recent Accounting Literature

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17)

(Included in ASC 810 “Consolidations”)

Accounting Standards Update (“ASU”) No. 2009-17 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) a new approach for determining who should consolidate a variable-interest entity, (2) changes to when it is necessary to reassess who should consolidate a variable-interest entity and (3) enhanced disclosure requirements about an entity’s involvement in a variable interest entity. ASU 2009-17 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The adoption of ASU 2009-17 in fiscal 2010 did not have a material impact on the Company’s consolidated financial statements.

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)

(Included in ASC 820 “Fair Value Measurements and Disclosures”)

ASU No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities are required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during fiscal 2010.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Discontinued Operations

Discontinued operations include results attributable to ten Pei Wei restaurants that were closed during the fourth quarter of 2008 and Taneko Japanese Tavern (“Taneko”), a third restaurant concept developed in 2006 whose assets were sold on August 1, 2008. Income (loss) from discontinued operations includes both the historical results of operations as well as estimated and actual lease termination costs associated with the ten closed Pei Wei restaurants and Taneko.

Pei Wei

During the second half of fiscal 2008, the Company recognized a non-cash asset impairment charge of $7.5 million ($4.6 million net of tax) related to the write-off of the carrying value of long-lived assets associated with the ten Pei Wei store closures, which was included in discontinued operations. During the fourth quarter of fiscal 2008 the Company recognized additional pretax charges of $2.6 million related to estimated and actual lease termination costs and $0.1 million related to severance payments made in connection with the store closures, which were included in discontinued operations. During fiscal 2009, the Company recognized additional pretax charges of $1.4 million related to estimated and actual lease termination costs.

As of the date of this Form 10-K, lease termination agreements for seven of the ten locations and a sublease agreement for one of the ten locations have been executed. The Company continues to pursue lease termination agreements as well as potential sub-tenant agreements for the remaining closed locations.

Activity associated with the lease termination accrual is summarized below (in thousands):

	Year Ended
	January 2,	January 3,
	2011	2010

Beginning Balance	$1,416	$2,379
Cash payments	(399)	(2,402)
Net charges	(15)	1,439

Ending Balance	$1,002	$1,416

Net charges include amounts recognized based on availability of new information, which led to updated estimates of anticipated lease termination costs for certain closed locations. Cash payments include settlement payments as well as ongoing rent and other property-related payments. From store closure date through January 2, 2011, the Company has recognized and reported in discontinued operations a total of $4.0 million in lease termination charges for the closed Pei Wei locations. Originally the Company anticipated exiting the ten leases for the closed restaurants within the subsequent year. However, in evaluating the current facts and circumstances surrounding the remaining three leases, the Company has determined that these liabilities are more likely long-term in nature. Therefore, the lease termination accrual is included in other liabilities as of January 2, 2011 and accrued expenses as of January 3, 2010 on the consolidated balance sheets with the timing of payments uncertain.

The Company did not record any impairment to Pei Wei goodwill, which totaled $0.3 million, related to the fiscal 2008 store closures.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Revenues	$—	$—	$9,597
Lease termination charges	(15)	1,439	2,576
Severance charges	—	—	93
Income (loss) from discontinued operations before income taxes(1)	$76	$(786)	$(4,932)
Income tax (expense) benefit	(30)	307	1,923

Income (loss) from discontinued operations, net of tax, before asset impairment charges	46	(479)	(3,009)
Asset impairment charges, net of tax	—	—	(4,582)

Income (loss) from discontinued operations, net of tax	$46	$(479)	$(7,591)

(1)	Includes net lease termination charges, deferred rent write-offs upon lease settlement and deferred rent amortization.

3.	Other Current Assets

Other current assets consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Receivables	$14,300	$15,752
Current portion of deferred tax asset	11,774	11,036
Income taxes receivable	10,427	2,388
Prepaid rent	5,730	5,508
Other	4,382	3,765

Total other current assets	$46,613	$38,449

Receivables as of January 2, 2011 and January 3, 2010 are primarily comprised of amounts due from third-party gift card sales and amounts due from landlords for tenant incentives as a result of new restaurant openings.

Income taxes receivable includes approximately $5.3 million related to a net refund claim with the Internal Revenue Service.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Land	$3,681	$3,681
Building and improvements	15,574	15,357
Leasehold improvements	614,203	600,798
Furniture, fixtures and equipment	193,632	182,970
China and smallwares	18,205	17,883

	845,295	820,689
Less accumulated depreciation and amortization	(390,483)	(325,108)

	454,812	495,581
Construction in progress	4,657	2,347

Property and equipment, net	$459,469	$497,928

Depreciation and amortization expense related to property and equipment, including property under capital leases, in the consolidated statements of income, totaled $73.7 million, $71.0 million, and $65.5 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

5.	Intangible Assets

Intangible assets consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(9,906)	(7,622)

Intangible assets, net	$19,957	$22,241

Amortization expense related to intangible assets, included in depreciation and amortization expense in the consolidated statements of income, for the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $2.3 million, $2.0 million, and $2.2 million, respectively.

The estimated aggregate annual amortization expense for intangible assets at January 2, 2011, is summarized as follows (in thousands):

2011	$2,299
2012	2,284
2013	2,192
2014	2,104
2015	2,080
Thereafter	8,998

Total	$19,957

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets

Other assets consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Liquor licenses, net	$6,707	$6,836
Software, net	6,007	5,459
Receivable under loan facility(1)	5,193	—
Restoration Plan investments	5,087	3,454
Deposits	1,305	1,411
Other assets, net	538	763

Total other assets	$24,837	$17,923

(1)	See Note 18 for further details on the receivable under the loan facility.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Accrued payroll	$24,748	$26,262
Accrued insurance	17,909	17,426
Sales and use tax payable	7,138	7,104
Accrued rent	3,749	3,730
Property tax payable	3,739	3,638
Interest rate swap liability	—	471
Other accrued expenses(1)	14,431	18,457

Total accrued expenses	$71,714	$77,088

(1)	Lease termination accrual, included in other accrued expenses during fiscal 2009, was reclassified to other liabilities during fiscal 2010. See Note 2 for further discussion of the reclassification.

8.	Credit Facility

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

The Credit Facility is guaranteed by the Company’s material existing and future domestic subsidiaries. As of January 2, 2011, the Company had $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for the Company’s workers’ compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at January 2, 2011.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap

During the second quarter of fiscal 2008, the Company entered into an interest rate swap with a notional amount of $40.0 million. The purpose of this transaction was to provide a hedge against the effects of changes in interest rates on a portion of the Company’s current variable rate borrowings. The Company designated the interest rate swap as a cash flow hedge of its exposure to variability in future cash flows attributable to interest payments on a $40.0 million tranche of floating rate debt.

Under the terms of the interest rate swap, the Company paid a fixed rate of 3.32% on the $40.0 million notional amount and received payments from its counterparty based on the one-month LIBOR rate for a term which ended when the interest rate swap expired on May 20, 2010. Interest rate differentials paid or received under the swap agreement were recognized as adjustments to interest expense.

9.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	January 2,	January 3,
	2011	2010

Credit facility borrowings (see Note 8)	$—	$40,000
Unsecured promissory notes — related parties, matured November 2010	—	976
Unsecured promissory notes — non-related parties, matured May 2010	—	197
Other	1,258	1,275

Total debt	1,258	42,448
Less current portion	63	41,236

Total long-term debt	$1,195	$1,212

Other debt is presented net of debt discounts and is comprised of non-interest-bearing promissory notes related to the purchase of certain of the Company’s liquor licenses. Unsecured promissory notes related to the Company’s purchase of noncontrolling interests and had interest rates of 65 to 75 basis points over LIBOR. Such notes were classified as related party for those partners who remained associated with the Company after the purchase of their interests.

The aggregate annual payments of long-term debt outstanding at January 2, 2011, are summarized as follows (in thousands):

2011	$63
2012	63
2013	63
2014	64
2015	64
Thereafter	1,403

Total	1,720
Less debt discount	(462)

Total debt	$1,258

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Fair Value Measurements

The Company’s financial assets and financial liabilities measured at fair value at January 2, 2011 and January 3, 2010 are summarized below (in thousands):

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 2,	Assets/Liabilities	Inputs	Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique

Money markets	$63,990	$—	$63,990	$—	market approach
Restoration Plan investments	5,087	—	5,087	—	market approach
Restoration Plan liabilities	(5,517)	—	(5,517)	—	market approach

Total	$63,560	$—	$63,560	$—

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	January 3,	Assets/Liabilities	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)	Technique

Money markets	$54,655	$—	$54,655	$—	market approach
Restoration Plan investments	3,454	—	3,454	—	market approach
Restoration Plan liabilities	(3,653)	—	(3,653)	—	market approach
Interest rate swap liability	(471)	—	(471)	—	income approach

Total	$53,985	$—	$53,985	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government-backed securities at January 2, 2011.

The Company’s Restoration Plan investments are considered trading securities and are reported at fair value based on third-party broker statements. Such amounts are reflected within other assets in the consolidated balance sheets. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated statements of income.

The Company’s Restoration Plan liabilities reflect Plan participants’ contributions to the Plan invested in trading securities and reported at fair value based on third-party broker statements. Such amounts are reflected within other liabilities in the consolidated balance sheets. The Plan participants’ realized and unrealized holding gains and losses on their Restoration Plan investments are considered compensation expense and are recorded in general and administrative expense in the consolidated statements of income.

The fair value of the Company’s interest rate swap was estimated using the net present value of a series of cash flows on both the fixed and floating legs of the swap and was reflected within accrued expenses in the consolidated balance sheets. These cash flows were based on yield curves which took into account the contractual terms of the derivative, including the period to maturity and market-based parameters such as interest rates and volatility. The yield curves used in the valuation model were based on published data for counterparties with an AA rating. Market practice in pricing derivatives initially assumes all counterparties have the same credit quality. The Company mitigated derivative credit risk by transacting with highly rated counterparties. The interest rate swap expired on May 20, 2010. See Note 8 for a discussion of the Company’s interest rate swap.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Leases

The Company leases certain buildings and land which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the consolidated statements of income.

Capital lease assets consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Capital lease assets, gross	$4,494	$4,494
Accumulated depreciation	(2,737)	(2,507)

Capital lease assets, net	$1,757	$1,987

The related capital lease obligations are reported within lease obligations and consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Building	$1,863	$2,062
Land	1,050	1,050

Capital lease obligations	$2,913	$3,112

The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2011 and 2025. The restaurant facility and real property leases primarily have renewal clauses of five to twenty years exercisable at the option of the Company. Certain renewal terms contain rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Additionally, certain leases require the payment of contingent rent based on a percentage of gross revenues, as defined in the leases.

Rent expense included in occupancy expense in the consolidated statements of income for operating leases is summarized as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Minimum rent	$38,706	$37,215	$35,052
Contingent rent	8,862	8,873	10,127

Total rent expense	$47,568	$46,088	$45,179

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 2, 2011, the Company had signed lease agreements for unopened restaurants with total minimum lease payment obligations of $9.1 million. The following table does not include lease obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total

2011	$416	$50,398	$50,814
2012	416	49,774	50,190
2013	416	46,569	46,985
2014	416	41,589	42,005
2015	416	36,796	37,212
Thereafter	833	92,048	92,881

Total minimum lease payments	$2,913	$317,174	$320,087

Less amount representing interest	1,118

Present value of minimum lease payments	$1,795

The Company leases a building and certain furniture and equipment from a partnership in which the Company owns an approximate seven percent interest. Annual rent payments are contingent based on a percentage of gross revenues. The respective period rent expense is included in the amounts disclosed above.

12.	Other Liabilities

Other liabilities consist of the following (in thousands):

	January 2,	January 3,
	2011	2010

Deferred income tax liability	$6,378	$9,436
Performance units	5,763	2,402
Restoration Plan liabilities	5,517	3,653
Cash-settled awards	4,562	1,453
Other(1)	2,533	1,544

Total other liabilities	$24,753	$18,488

(1)	Lease termination accrual, included in other, was reclassified from accrued expenses during fiscal 2010. See Note 2 for further discussion of the reclassification.

13.	Preferred Stock and PFCB Common Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of January 2, 2011 and January 3, 2010.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

1996 and 1997 Plans

In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and all options outstanding at January 2, 2011 vest over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company had reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted. No awards were granted during fiscal 2010 or 2009 under this plan.

1998 Plan

During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. The option exercise price per share for an incentive stock option and nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within ten years of their date of grant. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 477,000 were available to be granted as of January 2, 2011. No awards were granted during fiscal 2010 or 2009 under this plan.

1999 Plan

During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. The option exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within ten years of their date of grant. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 83,000 were available to be granted as of January 2, 2011. No awards were granted during fiscal 2010 or 2009 under this plan.

2006 Plan

In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for grants of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of equity awards are charged against the 2006 Plan share reserve on the basis of two

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. Options currently outstanding generally vest monthly over five years and expire within ten years of their date of grant. All other types of awards generally cliff-vest over various years. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 349,000 were available to be granted as of January 2, 2011. Cash-settled awards are issued pursuant to the 2006 Plan, but do not decrease shares available to be granted.

Share-Based Compensation

The Company has granted stock options and cash-settled stock appreciation rights (“SARs”) for a fixed number of awards with an exercise price equal to or greater than the fair value of the awards at the date of grant. The Company has also granted restricted stock and restricted stock units (“RSUs”) with fair value determined based on the Company’s closing stock price on the date of grant. Additionally, the Company has granted cash-settled stock-based awards (restricted cash units or “RCUs”) and performance units the value of which will be determined on the date of vesting. It is the Company’s intention going forward to issue liability-based awards in the form of cash-settled stock-based awards to its eligible employees. The estimated fair value of share-based compensation is amortized to expense over the vesting period.

Equity-Classified Awards

Options

The Company issued stock options to its eligible employees and the Company’s Board of Directors through fiscal 2008. No options were granted during fiscal 2010 and 2009. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) expected term, 2) the Company’s common stock price volatility over the expected term, 3) the number of awards that will ultimately not vest (“forfeitures”) and (4) the weighted average risk-free rate of return. The Company’s outstanding options vest one-fifth after the first year and then monthly over the remaining four years.

The fair value for stock option grants issued under the option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended(1)
December 28,
2008

Weighted average risk-free interest rate	3.1%
Expected life of options (years)	5.5
Expected stock volatility	35.0%
Expected dividend yield	0.0%

(1)	There were no stock options granted during the years ended January 2, 2011 and January 3, 2010.

The following table presents information regarding options granted and exercised (in thousands except weighted average fair value):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Weighted average fair value of stock options granted	$—	$—	$11.89
Intrinsic value of stock options exercised	$12,842	$4,386	$590
Tax benefit (shortfall) from share-based compensation	$2,247	$1,348	$(491)

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding activity for stock options outstanding under the Plans is as follows:

	Outstanding Options
			Weighted
			Average
			Remaining	Aggregate
		Weighted	Contractual	Intrinsic
		Average Exercise	Term	Value(1)
	Shares	Price (per share)	(In years)	(In thousands)

Options outstanding at December 30, 2007	3,016,808	$37.72
Granted	10,842	31.42
Exercised	(30,732)	9.27
Forfeited (canceled)	(209,595)	46.45

Options outstanding at December 28, 2008	2,787,323	$37.36
Granted	—	—
Exercised	(240,754)	12.04
Forfeited (canceled)	(123,792)	47.45

Options outstanding at January 3, 2010	2,422,777	$39.36
Granted	—	—
Exercised	(816,068)	29.63
Forfeited (canceled)	(48,450)	47.78

Options outstanding at January 2, 2011	1,558,259	$44.19	4.2	$10,758

Options exercisable at January 2, 2011	1,454,519	$44.97	4.1	$9,178

(1)	The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the reporting period less the exercise price of each option multiplied by the number of in-the-money stock options.

Information regarding options outstanding and exercisable at January 2, 2011 is as follows:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 8.31 - $15.00	2,718	2.8	$8.31	2,718	$8.31
$15.01 - $20.00	21,472	0.5	19.09	21,472	19.09
$20.01 - $25.00	1,567	1.0	24.39	1,567	24.39
$25.01 - $30.00	3,485	1.8	29.03	3,485	29.03
$30.01 - $35.00	445,153	5.2	31.42	351,165	31.24
$35.01 - $40.00	87,988	3.9	38.73	87,988	38.73
$40.01 - $45.00	211,304	3.9	43.83	205,053	43.85
$45.01 - $50.00	218,096	3.1	46.30	214,595	46.32
$50.01 - $59.11	566,476	4.3	55.66	566,476	55.66

Restricted Stock and RSUs

During fiscal 2008, the Company issued restricted stock to eligible employees. The restricted stock awards vest and become unrestricted three years after the date of grant. During fiscal 2010 and 2008, the Company issued RSUs to members of its Board of Directors. The RSUs issued in fiscal 2010 vest over the service period of one year and, at the election of each applicable director, become unrestricted at the earlier of the date he/she ceases serving on the Company’s Board of Directors or a change in control of the Company. The RSUs issued in fiscal 2008 vest

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and become unrestricted one year after date of grant in accordance with each Director’s elected service term. Share-based compensation expense is recognized ratably over a three-year service period for restricted stock and a one-year service period for RSUs. No restricted stock awards or RSUs were granted during fiscal 2009 and no restricted stock awards were granted during fiscal 2010.

Information regarding activity for restricted stock and RSUs outstanding under the 2006 Plan is as follows:

	Restricted Stock
	and RSUs
		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(per share)

Outstanding at December 30, 2007	197,902	$32.59
Granted	355,231	18.26
Vested	—	—
Forfeited (canceled)	(42,439)	31.47

Outstanding at December 28, 2008	510,694	$22.72
Granted	—	—
Vested	(60,780)	30.61
Forfeited (canceled)	(31,405)	24.81

Outstanding at January 3, 2010(1)	418,509	$21.41
Granted	20,754	47.29
Vested	(83,384)	33.92
Forfeited (canceled)	(33,589)	22.42

Outstanding at January 2, 2011(1)	322,290	$19.74

(1)	Outstanding includes 15,426 RSUs that vested during fiscal 2009 but have not yet settled as of the end of fiscal 2010.

The fair value of shares that vested during fiscal 2010 and 2009 totaled approximately $3.5 million and $2.1 million, respectively. No shares vested during fiscal 2008.

Liability-Classified Awards

Performance Units

During fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.

The cash value of the performance units will be equal to the amount, if any, by which the Company’s final average stock price, as defined in the agreements, exceeds the strike price. The total value of the performance units was originally subject to a maximum value of $12.50 per unit. During December 2010, the outstanding performance unit award associated with one of the Co-Chief Executive Officers was modified such that the maximum value per unit was reduced to $9.00 per unit. All other terms remain the same as specified in the original award agreement. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At January 2, 2011, the fair value per performance unit was $8.30 per unit for the units with a maximum value of $12.50 per unit and $6.41 per unit for the units with a maximum value of $9.00 per unit. At January 3, 2010, the fair value per performance unit was $6.54. The fair value is calculated using a Monte-Carlo simulation model which

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incorporates the historical performance, volatility and correlation of the Company’s stock price and the Russell 2000 Index. At January 2, 2011 and January 3, 2010, the performance unit liability, reflected in other liabilities in the consolidated balance sheets, was $5.8 million and $2.4 million, respectively. There were no performance unit awards granted during fiscal 2010.

Total cumulative expense recognized for the performance units from date of grant through January 2, 2011 was $5.8 million based on the current estimated fair values of $8.30 and $6.41 per unit. If the value of the performance units at settlement date is the maximum value per unit, the Company would recognize additional share-based compensation expense of $7.1 million during fiscal 2011. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any increases in fair value may not occur ratably over the remaining four quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.

Cash-Settled Awards

During fiscal 2010 and 2009, the Company granted RCUs to eligible employees as well as SARs and RCUs to members of its Board of Directors. The SARs and RCUs issued to the Board of Directors in fiscal 2010 and 2009 vest over the service period of one year and, at the election of each applicable director, the settlement date of RCUs was deferred until the earlier of the date he/she ceases serving on the Company’s Board of Directors or a change in control of the Company. The RCUs granted to employees vest three years after the date of grant.

The cash value of the SARs will be based on the appreciation, if any, of the Company’s stock price on the date of settlement. The cash value of the RCUs will be based on the Company’s stock price on the date of settlement. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company’s stock price at the reporting date. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. At January 2, 2011 and January 3, 2010, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $4.6 million and $1.5 million, respectively.

The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 2, 2011		Year Ended January 3, 2010
	RCUs	SARs	RCUs	SARs

Weighted average risk-free interest rate	0.6%	1.3%	1.5%	2.4%
Expected life of cash-settled awards (years)	2.0	3.6	3.0	4.5
Expected stock volatility	40.2%	47.1%	51.5%	44.3%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

(1)	Unvested SARs and RCUs are eligible to receive dividend-equivalents in the form of cash or additional awards during the vesting period, and as such, no expected dividend yield is included in the fair value assumptions for these awards.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding activity for RCUs and SARs outstanding under the 2006 Plan is as follows:

	RCUs		SARs
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Units	(per unit)	Units	(per unit)

Outstanding at December 28, 2008	—	$—	—	$—
Granted	162,115	50.96	13,276	14.96
Vested	—	—	—	—
Forfeited (canceled)	(4,645)	50.46	—	—

Outstanding at January 3, 2010	157,470	$50.98	13,276	$14.96
Granted	108,571	63.16	985	20.02
Vested	(3,346)	47.41	—	—
Forfeited (canceled)	(21,209)	57.60	—	—

Outstanding at January 2, 2011	241,486	$59.74	14,261	$17.37

Share-based compensation expense for performance units, SARs and RCUs is recognized over the service period with the impact of updated fair values recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.

Share-Based Compensation Expense

Share-based compensation expense for equity and liability-classified awards is as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Equity-classified awards:
Labor	$107	$313	$529
General and administrative	5,048	7,387	9,143
Liability-classified awards:
General and administrative	6,622	3,852	—

Total share-based compensation	11,777	11,552	9,672
Less tax benefit	(3,167)	(3,431)	(2,495)

Total share-based compensation, net of tax	$8,610	$8,121	$7,177

For the year ended December 28, 2008, share-based compensation expense includes a non-cash charge of $1.2 million related to the acceleration of the vesting of unvested options and the extension of the term of all outstanding stock options pursuant to a separation agreement with the former President of Pei Wei Asian Diner, Inc. effective December 2008.

Share-based compensation expense presented above excludes $43,000 ($26,000 net of tax) for fiscal year ended December 28, 2008 related to discontinued operations. There was no share-based compensation expense recorded in discontinued operations for the fiscal years ended January 2, 2011 and January 3, 2010.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested Share-Based Compensation Expense

At January 2, 2011, unvested share-based compensation, net of forfeitures (in thousands) as follows:

	Equity-Classified Awards
		Restricted	Liability-Classified Awards(1)
		Stock and	Performance	RCUs and
	Options	RSUs	Units	SARs	Total

2011	$1,055	$1,619	$3,063	$3,834	$9,571
2012	298	—	—	2,917	3,215
2013	8	—	—	1,005	1,013

Total	$1,361	$1,619	$3,063	$7,756	$13,799

(1)	Liability-classified awards are based on current fair value, which is updated each reporting period, and may not correspond to the ultimate expense incurred and payments made by the Company.

The unvested share-based compensation expense shown above will be recognized over the remaining weighted average vesting period which is approximately 1.2 years for stock options, 0.8 years for restricted stock and RSUs, 1.0 years for performance units and 2.2 years for RCUs and SARs awards.

Employee Stock Purchase Plan

During 1998, the Company’s Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was originally divided into four consecutive six-month purchase periods. In August 2007, the Company modified the terms of its Purchase Plan such that the price at which stock is purchased is equal to 95 percent of the fair market value of the common stock on the last day of the offering period. As a result, the Company’s Purchase Plan is not considered compensatory and therefore, the Company does not recognize share-based compensation expense associated with the Purchase Plan. In November 2009, the Company modified the terms of its Purchase Plan such that each offering period is divided into eight consecutive three-month purchase periods.

Share Repurchase Program

Under current and previous share repurchase programs authorized by the Company’s Board of Directors, the Company has repurchased a total of 6.0 million shares of its common stock for $187.1 million at an average price of $31.32 since July 2006. Included in this total are 0.9 million shares of the Company’s common stock repurchased during fiscal 2010 for $41.1 million at an average price of $45.22 using cash on hand. $0.3 million of the amount repurchased during fiscal 2010 relates to shares that were repurchased under the previous share repurchase program that expired December 31, 2009 but did not settle until after January 3, 2010.

At January 2, 2011, there remains $59.2 million available under the Company’s current share repurchase authorization of $100.0 million, which expires December 2011. The Company plans to repurchase the remaining shares available under the current share repurchase authorization during fiscal 2011.

14.	Benefit Plans

401(k) Plan

Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”). Currently, the Plan covers employees that have completed 6 months of service and are at least 21 years old.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participants may contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan permits the Company to make discretionary matching contributions. Beginning July 1, 2007, the Company began bi-weekly matching contributions in amounts equal to 25% of the first 6% of employee compensation contributed, resulting in a maximum contribution of 1.5% of participating employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s second year of service. For the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company’s matching contribution expense under the Plan was $0.4 million, $0.5 million and $0.6 million, respectively.

Restoration Plan

Effective July 1, 2007, the Company adopted a Restoration Plan, a nonqualified deferred compensation plan which allows officers and highly compensated employees with six months of service to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferrable under the Restoration Plan is 75% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 1.5% of employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Restoration Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s second year of service. For the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company’s matching contribution expense under the Restoration Plan was $0.2 million each year.

Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Restoration Plan. The Company purchased life insurance contracts covering certain participants in the Restoration Plan. The Company is the sole owner and beneficiary of these policies. The policies were purchased to offset a portion of the obligations under the Restoration Plan. The accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities on the consolidated balance sheet. Such amounts totaled $5.1 million and $3.5 million at January 2, 2011 and January 3, 2010, respectively, within other assets, and totaled $4.9 million and $3.2 million at January 2, 2011 and January 3, 2010 respectively, within other liabilities. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to these investments, as well as the offsetting compensation expense, recorded in operating income.

15.	Employment Agreements

The Company has executed employment agreements with the following executive officers: Co-Chief Executive Officers, Executive Vice-President, and Chief Financial Officer. The initial term for the current agreements for the Executive Vice President and Chief Financial Officer continues through May 28, 2011, and the agreements will automatically renew for subsequent one-year terms. The term for each of the Co-Chief Executive Officers continues through January 1, 2012. The agreements prohibit these officers from competing with P.F. Chang’s China Bistro and Pei Wei Asian Diner in the area of Chinese and Asian food concepts during the term of the agreements and for one year after termination. The agreements provide for immediate vesting of unvested stock options, and the extension of the expiration date to three years, after the occurrence of certain events. These events include a change in control of the Company, termination of the executive’s employment by the Company without cause or separation of employment by the executive for “good reason” (as defined in the agreements). Should any of these events occur, the Company may be required to record an expense based upon the difference between the original grant price of the options and the fair value at the modification date for the number of awards

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimately affected by the modification. As of January 2, 2011, approximately 0.7 million equity-classified awards were affected by these agreements of which approximately 0.2 million shares were unvested, and approximately 1.2 million liability-classified awards were affected by these agreements, all of which were unvested.

In December 2008, the former President of Pei Wei Asian Diner, Inc. resigned his position with the Company and the Company entered into a separation agreement. According to the terms of the agreement, the Company paid severance compensation and accelerated the vesting of approximately 71,000 unvested stock options and extended the exercise period of all outstanding stock options. These terms resulted in the recognition of additional non-cash share-based compensation expense of $1.2 million and a cash severance payment of $0.8 million for the year ended December 28, 2008.

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

Effective the beginning of fiscal 2007 for new restaurant openings at the Bistro and effective April 2010 for new restaurant openings at Pei Wei, a different partnership structure was employed to achieve the same goal. At the restaurant level, our partners at stores opened on or after the effective dates (still “partners” in the philosophical, but not legal, sense) no longer have a direct ownership stake in the profits and losses of restaurants, but are instead eligible to receive monthly incentive payments based upon the profitability of the restaurants in their region, as well as participate in an incentive program that rewards improvements in the operating performance of the restaurants in their market or region.

As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation expense rather than as net income attributable to noncontrolling interests. Accordingly, in the consolidated statements of income, compensation expense for our Operating and Culinary Partners is reflected as labor expense and for our Market Partners, Regional Vice Presidents and Bistro Market Chefs as general and administrative expense.

Partner investment expense has no longer been recognized for new Bistro restaurant openings since the beginning of fiscal 2007 and for new Pei Wei restaurant openings since April 2010 as a result of this change. However, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The following is a summary of partnership activity (dollars in thousands):

	January 2,	January 3,
	2011	2010

Total number of partners	25	40
Partnership interests purchased during the year	61	96
Purchase price of partnership interests purchased in cash	$2,061	$4,710

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Federal:
Current	$19,010	$19,023	$4,258
Deferred	(3,902)	(3,682)	5,762

Total federal	$15,108	$15,341	$10,020

State:
Current	$2,546	$4,166	$1,592
Deferred	(532)	(1,015)	581

Total state	$2,014	$3,151	$2,173

Total income tax expense	$17,122	$18,492	$12,193

The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	5.3%	5.8%	4.9%
Share-based compensation expense	0.0%	0.0%	(0.1)%
FICA tip credit	(10.7)%	(10.7)%	(13.5)%
Other, net	(2.7)%	(0.4)%	(0.5)%

Total effective rate	26.9%	29.7%	25.8%

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	January 2,	January 3,
	2011	2010

Deferred tax assets:
Share-based compensation	$9,401	$11,560
Insurance	6,120	5,880
Goodwill and intangibles	7,787	8,770
Unearned compensation	6,264	3,963
Deferred rent	4,490	4,520
Deferred revenue	4,081	3,960
Foreign tax and AMT credit carryforwards	438	348
State credit carryforwards	1,845	1,586
Other	1,409	1,438

Total deferred tax assets	$41,835	$42,025

Deferred tax liabilities:
Depreciation on property and equipment	$35,724	$39,928

Net deferred tax assets before valuation allowance	$6,111	$2,097
Less valuation allowance	(715)	(497)

Net deferred tax assets	$5,396	$1,600

A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company currently files tax returns on a consolidated basis in some states and on a stand-alone basis in others. At January 2, 2011 and January 3, 2010, the Company had deferred tax assets totaling $1.1 million and $0.9 million, respectively, related to state net operating loss carryforwards in certain states where stand-alone tax returns are filed. These losses expire over the next five to twenty years. The Company has recorded a valuation allowance to offset the deferred tax assets for those losses that the Company does not anticipate being able to utilize prior to their expiration.

At January 2, 2011 and January 3, 2010, the Company took advantage of additional tax deductions available relating to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Accordingly, for the years ended January 2, 2011 and January 3, 2010, the Company recorded a $2.6 million and $1.7 million, respectively, increase to equity with a corresponding reduction to income tax liability. Additionally, at January 2, 2011 and January 3, 2010, the Company reversed $0.3 million and $0.4 million, respectively, of deferred tax assets related to fully vested canceled options for which the Company will not receive a tax benefit. Quarterly adjustments for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.

The reserve for uncertain tax positions was $0.8 million and $1.2 million, respectively, at January 2, 2011 and January 3, 2010. This balance is the Company’s best estimate of the potential liability for uncertain tax positions. The decrease in the uncertain tax position reserve was primarily due to audit assessments that settled during 2010. This decrease was partially offset by increases to the reserve relating to current year requirements for asserted and

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unasserted items, as well as preliminary audit assessments. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

Changes in the Company’s reserve for uncertain tax positions are as follows (in thousands):

	Year Ended
	January 2,	January 3,	December 28,
	2011	2010	2008

Beginning balance	$1,216	$1,259	$1,175
Increases attributable to tax positions taken during prior periods	63	261	66
Increases attributable to tax positions taken during the current period	—	98	187
Decreases related to settlements with taxing authorities	(473)	(402)	(106)
Decreases resulting from a lapse of applicable statutes of limitations	(18)	—	(63)

Ending balance	$788	$1,216	$1,259

As of January 2, 2011 and January 3, 2010, the Company had accrued $0.3 million and $0.4 million, respectively, of interest expense related to uncertain tax positions. For the years ended January 2, 2011, January 3, 2010, and December 28, 2008, provision for income tax includes a $0.1 million benefit, a $0.1 million expense, and a $0.02 million expense, respectively, related to interest expense on uncertain tax positions. As of January 2, 2011 and January 3, 2010, the Company had accrued $0.1 million each year of penalties related to uncertain tax positions.

Currently, the Company has statutes of limitations open in various states ranging from the 2002 through 2009 tax years. The federal statute of limitations is currently open for the 2004 through 2009 tax years.

Internal Revenue Service Audit

In March 2010, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal income tax returns for fiscal years 2004 through 2009 and refund claims for fiscal years 2004 through 2006. The final audit results are subject to approval by the U.S. Congress Joint Committee on Taxation. To date, the IRS has not issued any notices of proposed adjustments. Additionally, the Company expects to resolve this audit by the end of fiscal 2011. Although the Company believes its tax accruals to be reasonable, the final determination of the audit and any related litigation could be materially different from the Company’s historical income tax provisions and accruals.

18.	Commitments and Contingencies

Purchase Obligations

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to commodities contracts and construction for restaurants planned to open in the near future. At January 2, 2011, such purchase obligations approximated $162.6 million and were due within the following twelve-month period.

Litigation and Other

In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and legal actions arising out of the normal conduct of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from these estimates. The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Loan Facility

During 2009, the Company entered into an agreement with FRC Balance LLC (“FRC’), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of January 2, 2011, the Company had advanced $5.2 million under the loan facility to fund construction of two new restaurants which opened during fiscal 2010 and to fund the initial stages of construction for one restaurant scheduled to open during fiscal 2011.

The Company has the right, but not the obligation, to convert the principal amount outstanding under the loan facility to a majority position in FRC either: a) on the earlier of 1) the fifth anniversary of the loan facility agreement or 2) 90 to 180 days after the opening of the sixth True Food Kitchen restaurant or b) at any time under mutual agreement between the Company and FRC. If the loan facility is converted into a majority position, the Company will own 51% of FRC, at which time the Company will enter into a management agreement with FRC where FRC will continue the day-to-day management of the True Food Kitchen restaurants.

Management has evaluated both quantitative and qualitative factors regarding the terms of the agreement with FRC including, but not limited to, voting rights, obligations to absorb expected losses and rights to receive expected residual returns. Based on this assessment, management has determined that FRC does not currently need to be consolidated within the Company’s financial statements. If the Company exercises its right to convert the principal amount outstanding, the Company will re-evaluate whether FRC needs to be consolidated within the Company’s financial statements at that time.

19.	Segment Reporting

The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, revenues related to Bistro restaurants operated by business partners pursuant to development and licensing agreements and licensing fees related to a premium line of frozen entrées operated under a licensing agreement are both reported within Shared Services and Other. There were no material transactions among reportable segments.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about reportable segments (in thousands):

		Shared Services
	Total	and Other	Bistro	Pei Wei

Fiscal 2010
Revenues	$1,242,799	$3,296	$929,372	$310,131
Segment profit	147,797	1,186	117,122	29,489
Capital expenditures	37,091	2,788	25,916	8,387
Depreciation and amortization	77,486	2,110	56,434	18,942
Total assets	634,689	21,195	515,927	97,567
Goodwill	6,819	—	6,566	253
Fiscal 2009
Revenues	$1,228,179	$134	$925,321	$302,724
Segment profit	149,844	(1,671)	123,602	27,913
Capital expenditures	49,865	2,748	36,180	10,937
Depreciation and amortization	74,429	1,805	54,521	18,103
Total assets	652,150	20,293	522,940	108,917
Goodwill	6,819	—	6,566	253
Fiscal 2008
Revenues	$1,198,124	$—	$919,963	$278,161
Segment profit	136,163	(1,462)	115,880	21,745
Capital expenditures	87,178	2,450	65,546	19,182
Depreciation and amortization	68,711	1,462	51,091	16,158

In addition to using consolidated results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company’s business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses and the extension of the Company’s brands into international markets and retail products. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants.

P.F. CHANG’S CHINA BISTRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of segment profit to income from continuing operations before taxes (in thousands):

	Fiscal Year
	2010	2009	2008

Segment profit	$147,797	$149,844	$136,163
Less general and administrative	(81,883)	(82,749)	(77,488)
Less preopening expense	(1,976)	(3,919)	(8,457)
Less partner investment expense	318	629	354
Less interest & other income (expense), net	(572)	(1,637)	(3,362)
Add net income attributable to noncontrolling interests	784	1,408	1,933

Income from continuing operations before taxes	$64,468	$63,576	$49,143

20.	Interim Financial Results (Unaudited)

The following table sets forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2010 and 2009 (in thousands, except per share data):

	Fiscal 2010				Fiscal 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenues	$310,371	$312,838	$308,410	$311,180	$309,837	$301,360	$290,329	$326,653
Income from continuing operations(1)	8,685	12,773	10,465	14,639	13,392	12,079	6,225	11,980
Net income(2)	8,691	12,773	10,465	14,679	13,349	11,605	6,208	12,035
Basic income from continuing operations per share	0.38	0.56	0.46	0.65	0.57	0.52	0.27	0.53
Basic net income per share	0.38	0.56	0.46	0.65	0.57	0.50	0.27	0.53
Diluted income from continuing operations per share	0.38	0.55	0.45	0.64	0.56	0.51	0.27	0.52
Diluted net income per share	0.38	0.55	0.45	0.64	0.56	0.49	0.27	0.52
Basic weighted average shares outstanding	22,631	22,828	22,697	22,599	23,442	23,057	22,810	22,633
Diluted weighted average shares outstanding	23,104	23,277	23,070	23,011	23,795	23,526	23,285	23,045

(1)	Income from continuing operations refers to income from continuing operations, net of tax, attributable to PFCB common stockholders.

(2)	Net income refers to net income attributable to PFCB common stockholders.

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

Cash Dividends

In February 2010, the Board of Directors’ approved the initiation of a quarterly variable cash dividend based on the Company’s desire to consistently return excess cash flow to its shareholders. The amount of the cash dividend is calculated based on 45% of the Company’s quarterly net income. Based on seasonal fluctuations in the Company’s quarterly net income, the amount of cash dividend payments may fluctuate between quarters.

Based on the Board of Directors’ authorization, on February 16, 2011 the Company announced a cash dividend of $0.29 per share which will be paid March 14, 2011 to all shareholders of record at the close of business on February 28, 2011. Based on shares outstanding at February 11, 2011, the total dividend payment will approximate $6.6 million during the first quarter of fiscal 2011.

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

In connection with the preparation of this Annual Report on Form 10-K, as of January 2, 2011, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. This conclusion was communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our Co-CEOs and CFO concluded that our internal control over financial reporting was effective as of January 2, 2011 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

Change in Internal Control Over Financial Reporting — There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:

We have audited P.F. Chang’s China Bistro, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of January 2, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011 based on criteria established in Internal Control — Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.F. Chang’s China Bistro, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, equity, and cash flows for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Phoenix, Arizona
February 16, 2011

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Stockholders to be held on April 19, 2011 (the “Proxy Statement”).

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

Documents filed as part of this report:

1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at January 2, 2011 and January 3, 2010;

Consolidated Statements of Income for the Years Ended January 2, 2011, January 3, 2010, and December 28, 2008;

Consolidated Statements of Equity for the Years Ended January 2, 2011, January 3, 2010, and December 28, 2008;

Consolidated Statements of Cash Flows for the Years Ended January 2, 2011, January 3, 2010, and December 28, 2008;

Notes to Consolidated Financial Statements.

2. Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Management Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(14)	Amended and Restated 1998 Employee Stock Purchase Plan, effective November 1, 2009.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(8)	2006 Equity Incentive Plan.
†10	.26(8)	Amended and Restated 1998 Stock Option Plan.
†10	.27(9)	2007 Credit Agreement dated August 31, 2007.
†10	.28(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.29(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.30(10)	Amended and Restated Executive Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(10)	Amended and Restated Executive Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(10)	Amended and Restated Executive Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.34(14)	Separation Agreement between the Company and Russell Owens, dated December 18, 2008.
10	.35(12)	First Amendment to 2007 Credit Agreement dated December 31, 2008.
10	.36(12)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.
10	.37(13)	Third Amendment to 2007 Credit Agreement dated December 15, 2009.
†10	.38(15)	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 17, 2009.

(14)	Incorporated by reference to the Registrant’s Form 10-K filed on February 17, 2010.

(15)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2011.

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

Signature		Title	Date

By:	/s/ KERRII B. ANDERSON Kerrii B. Anderson	Director	February 16, 2011

By:	/s/ DAWN E. HUDSON Dawn E. Hudson	Director	February 16, 2011

By:	/s/ RICHARD L. FEDERICO Richard L. Federico	Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2011

By:	/s/ LESLEY H. HOWE Lesley H. HOWE	Director	February 16, 2011

Signature		Title	Date

By:	/s/ F. LANE CARDWELL, JR. F. Lane Cardwell, Jr.	Director	February 16, 2011

By:	/s/ MARK D. MUMFORD Mark D. Mumford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2011

By:	/s/ M. ANN RHOADES M. Ann Rhoades	Director	February 16, 2011

By:	/s/ JAMES G. SHENNAN, JR. James G. Shennan, Jr.	Director	February 16, 2011

By:	/s/ ROBERT T. VIVIAN Robert T. Vivian	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2011

By:	/s/ R. MICHAEL WELBORN R. Michael Welborn	Executive Vice President and Director	February 16, 2011

By:	/s/ KENNETH J. WESSELS Kenneth J. Wessels	Director	February 16, 2011

EXHIBIT INDEX

Exhibit
Number		Description Document

3(i)(1)		Amended and Restated Certificate of Incorporation.
3(ii)(2)		Amended and Restated By-laws.
4	.1(3)	Specimen Common Stock Certificate.
4	.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10	.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10	.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10	.3(3)	1997 Restaurant Management Stock Option Plan and forms of Agreement thereunder.
†10	.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10	.5(14)	Amended and Restated 1998 Employee Stock Purchase Plan, effective November 1, 2009.
†10	.13(4)	1999 Nonstatutory Stock Option Plan.
10	.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10	.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10	.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10	.25(8)	2006 Equity Incentive Plan.
†10	.26(8)	Amended and Restated 1998 Stock Option Plan.
†10	.27(9)	2007 Credit Agreement dated August 31, 2007.
†10	.28(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.29(10)(11)	Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.
†10	.30(10)	Employment Agreement between the Company and Russell Owens, as amended, dated May 21, 2008.
†10	.31(10)	Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10	.32(10)	Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10	.34(14)	Separation Agreement between the Company and Russell Owens, dated December 18, 2008.
10	.35(12)	First Amendment to 2007 Credit Agreement dated December 31, 2008.
10	.36(12)	Second Amendment to 2007 Credit Agreement dated June 23, 2009.
10	.37(13)	Third Amendment to 2007 Credit Agreement dated December 15, 2009.
†10	.38(15)	Amended and Restated Non-Employee Director Compensation Plan, effective April 22, 2010.
21.1		List of Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
31.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.
32.3		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D Mumford.

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 1, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 dated January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K dated May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Form 10-Q, dated October 26, 2007.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 20, 2009.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2009.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 17, 2009.

(14)	Incorporated by reference to the Registrant’s Form 10-K filed on February 17, 2010.

(15)	Incorporated by reference to the Registrant’s Form 10-Q, dated April 28, 2010.