Form 10-Q
period 2011-04-03
P F CHANGS CHINA BISTRO INC
filed 2011-04-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
(480) 888-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 3, 2011, there were 22,729,173 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2011	January 2, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$72,523	$71,452
Inventories	5,460	5,542
Other current assets	34,354	46,613
Total current assets	112,337	123,607
Property and equipment, net	447,123	459,469
Goodwill	6,819	6,819
Intangible assets, net	19,382	19,957
Other assets	27,319	24,837
Total assets	$612,980	$634,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,479	$20,611
Construction payable	1,913	1,562
Accrued expenses	69,020	71,714
Unearned revenue	29,700	38,371
Current portion of long-term debt	63	63
Total current liabilities	121,175	132,321
Lease obligations	111,993	113,977
Long-term debt	1,206	1,195
Other liabilities	16,958	24,753
Total liabilities	251,332	272,246
Commitments and contingencies (Note 12)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 22,729,173 shares and 22,833,165 shares issued and outstanding at April 3, 2011 and January 2, 2011, respectively	23	23
Additional paid-in capital	251,961	250,019
Treasury stock, at cost, 6,106,823 shares and 5,973,623 shares at April 3, 2011 and January 2, 2011, respectively	(193,307)	(187,112)
Retained earnings	300,530	296,564
Total PFCB common stockholders’ equity	359,207	359,494
Noncontrolling interests	2,441	2,949
Total equity	361,648	362,443
Total liabilities and equity	$612,980	$634,689
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010

Revenues:
Restaurant sales	$316,304	$310,242
Restaurant licensing	684	129
Retail licensing	381	—
Total revenues	317,369	310,371
Costs and expenses:
Cost of sales	83,322	84,013
Labor	106,464	104,475
Operating	53,807	52,753
Occupancy	18,425	17,838
General and administrative	20,280	19,053
Depreciation and amortization	19,698	19,001
Preopening expense	398	133
Partner investment expense	(126)	11
Total costs and expenses	302,268	297,277
Income from operations	15,101	13,094
Interest and other income (expense), net	204	(415)
Income from continuing operations before taxes	15,305	12,679
Provision for income taxes	(4,555)	(3,788)
Income from continuing operations, net of tax	10,750	8,891
Income from discontinued operations, net of tax	3	6
Net income	10,753	8,897
Less net income attributable to noncontrolling interests	157	206
Net income attributable to PFCB	$10,596	$8,691
Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.47	$0.38
Income from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00
Net income attributable to PFCB common stockholders	$0.47	$0.38
Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.46	$0.38
Income from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00
Net income attributable to PFCB common stockholders	$0.46	$0.38
Weighted average shares used in computation:
Basic	22,523	22,631
Diluted	22,901	23,104

Cash dividends declared per share	$0.21	$0.17

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$10,593	$8,685
Income from discontinued operations, net of tax	3	6
Net income attributable to PFCB	$10,596	$8,691
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Noncontrolling Interests
	Shares	Amount						Total
Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	279	—	6,289	—	—	—	—	6,289
Issuance of common stock under employee stock purchase plan	27	—	984	—	—	—	—	984
Shares withheld for taxes on restricted stock, net of forfeitures	(11)	—	—	—	—	—	—	—
Purchases of treasury stock	(49)	(5)	—	(2,100)	—	—	—	(2,105)
Share-based compensation expense (1)	—	—	1,148	—	—	—	—	1,148
Tax benefit from share-based compensation, net	—	—	1,606	—	—	—	—	1,606
Unrealized gain on derivatives	—	—	—	—	162	—	—	162
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(372)	(372)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests, net of tax benefit	—	—	(84)	—	—	—	(90)	(174)
Partner investment expense	—	—	—	—	—	—	11	11
Partner bonus expense, imputed	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	8,691	206	8,897
Balances, April 4, 2010	23,157	$23	$227,124	$(148,122)	$(132)	$273,147	$4,830	$356,870

Balances, January 2, 2011	22,833	$23	$250,019	$(187,112)	$—	$296,564	$2,949	$362,443
Issuance of common stock under stock option plans	14	—	380	—	—	—	—	380
Issuance of common stock under employee stock purchase plan	16	—	720	—	—	—	—	720
Purchases of treasury stock	(134)		—	(6,195)	—	—	—	(6,195)
Share-based compensation expense (1)	—	—	1,006	—	—	—	—	1,006
Tax benefit from share-based compensation, net	—	—	106	—	—	—	—	106
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(224)	(224)
Purchases of noncontrolling interests, net of tax benefit	—	—	(279)	—	—	—	(373)	(652)
Partner investment expense	—	—	—	—	—	—	(126)	(126)
Partner bonus expense, imputed	—	—	—	—	—	—	58	58
Cash dividends paid	—	—	9	—	—	(6,630)	—	(6,621)
Net income	—	—	—	—	—	10,596	157	10,753
Balances, April 3, 2011	22,729	$23	$251,961	$(193,307)	$—	$300,530	$2,441	$361,648

(1)	Share-based compensation expense includes equity-classified awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Operating Activities:
Net income	$10,753	$8,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,698	19,001
Share-based compensation	1,659	2,965
Partner investment expense	(126)	11
Partner bonus expense, imputed	58	104
Deferred income taxes	(3,580)	(2,198)
Tax benefit from share-based compensation	(106)	(1,668)
Other	20	39
Changes in operating assets and liabilities:
Inventories	82	(198)
Other current assets	12,384	5,566
Other assets	(1,244)	(529)
Accounts payable	(132)	337
Accrued expenses	(8,584)	(15,464)
Unearned revenue	(8,671)	(6,195)
Lease obligations	(1,932)	(1,771)
Other liabilities	785	701
Net cash provided by operating activities	21,064	9,598
Investing Activities:
Capital expenditures	(6,633)	(6,741)
Receivable under loan facility (Note 12)	(807)	(330)
Capitalized interest	(15)	(19)
Net cash used in investing activities	(7,455)	(7,090)
Financing Activities:
Payments of cash dividends	(6,621)	—
Purchases of treasury stock	(6,195)	(2,105)
Proceeds from net share issuances	1,100	7,273
Purchases of noncontrolling interests, net of tax benefit	(652)	(174)
Distributions to noncontrolling interest partners	(224)	(372)
Tax benefit from share-based compensation	106	1,668
Payments of capital lease obligations	(52)	(48)
Repayments of long-term debt	—	(715)
Contributions from noncontrolling interest partners	—	10
Net cash provided by (used in) financing activities	(12,538)	5,537
Net increase in cash and cash equivalents	1,071	8,045
Cash and cash equivalents at the beginning of the period	71,452	63,499
Cash and cash equivalents at the end of the period	$72,523	$71,544

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$1,658	$8,196
Cash paid for interest	$158	$706
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

As of April 3, 2011, P.F. Chang's China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 201 full service restaurants under the name P.F. Chang's China Bistro (the “Bistro”) and 171 quick casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”) throughout the United States. There are also ten Bistro restaurants in Mexico and the Middle East, all operated under development and licensing agreements, and two Bistro locations in Hawaii which are operated under a joint venture arrangement in which the Company owns a noncontrolling interest. Through an exclusive licensing agreement with Unilever, a premium line of P.F Chang's branded frozen Asian-style entrées is available in numerous retail outlets throughout the U.S.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 2011 are not necessarily indicative of the results that may be expected for the year ending January 1, 2012.

The consolidated balance sheet at January 2, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2011.
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

Revenues

Revenues consists of restaurant sales, restaurant licensing revenues and retail licensing revenues. Restaurant sales represent food, beverage and alcohol sales at the Company's owned restaurants. Restaurant licensing revenues include initial territory fees, store opening fees and ongoing royalty fees based on a percentage of restaurant sales from all licensed restaurants and two restaurants operated under a joint venture arrangement. Retail licensing revenues include ongoing royalty fees based on a percentage of licensed retail product sales.
Recent Accounting Literature

Improving Disclosures about Fair Value Measurements (ASU No. 2010-06)
(Included in ASC 820 “Fair Value Measurements and Disclosures”)

ASU No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities are required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements.

2. Discontinued Operations

Income from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Income from discontinued operations before income taxes	$5	$10
Income tax expense	(2)	(4)
Income from discontinued operations, net of tax	$3	$6

As of the date of this 10-Q, lease termination agreements for seven of the ten locations and sublease agreements for two of the ten locations have been executed. The Company continues to pursue a potential sub-tenant agreement for the remaining closed location.

3. Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company's equity plans and employee stock purchase plan. For the three months ended April 3, 2011 and April 4, 2010, 0.6 million and 1.2 million, respectively, of the Company's options were excluded from the calculation due to their anti-dilutive effect.

The Company began paying quarterly variable cash dividends to its shareholders during the second quarter of fiscal 2010. The Company's restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the three months ended April 3, 2011, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

4. Other Current Assets
Other current assets consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Current portion of deferred tax asset	$11,793	$11,774
Prepaid rent	5,804	5,730
Receivables	5,466	14,300
Income taxes receivable	4,056	10,427
Other	7,235	4,382
Total other current assets	$34,354	$46,613

5. Other Assets
Other assets consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Liquor licenses, net	$6,666	$6,707
Software, net	6,272	6,007
Restoration Plan investments	6,075	5,087
Receivable under loan facility(1)	6,000	5,193
Deposits	1,772	1,305
Other assets, net	534	538
Total other assets	$27,319	$24,837

(1)	See Note 12 for further details on the receivable under the loan facility.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Accrued payroll	$19,217	$24,748
Accrued insurance	17,604	17,909
Sales and use tax payable	6,836	7,138
Performance units(1)	5,890	—
Property tax payable	3,236	3,739
Accrued rent	1,989	3,749
Other accrued expenses	14,248	14,431
Total accrued expenses	$69,020	$71,714
(1) Performance units were classified in other liabilities at January 2, 2011.

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

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries. As of April 3, 2011, the Company had $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at April 3, 2011.

8. Other Liabilities
Other liabilities consist of the following (in thousands):

	April 3, 2011	January 2, 2011
Restoration Plan liabilities	$6,586	$5,517
Cash-settled awards	5,091	4,562
Deferred income tax liability	2,817	6,378
Performance units(1)	—	5,763
Other	2,464	2,533
Total other liabilities	$16,958	$24,753
(1) Performance units were classified in accrued expenses at April 3, 2011.

9. Fair Value Measurements

The Company's financial assets and financial liabilities measured at fair value at April 3, 2011 and January 2, 2011 are summarized below (in thousands):

	April 3,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$64,984	$—	$64,984	$—	market approach
Restoration Plan investments	6,075	—	6,075	—	market approach
Restoration Plan liabilities	(6,586)	—	(6,586)	—	market approach
Total	$64,473	$—	$64,473	$—

	January 2,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$63,990	$—	$63,990	$—	market approach
Restoration Plan investments	5,087	—	5,087	—	market approach
Restoration Plan liabilities	(5,517)	—	(5,517)	—	market approach
Total	$63,560	$—	$63,560	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheets at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government-backed securities at April 3, 2011.

The Company's Restoration Plan investments are considered trading securities and are reported at fair value based on third-party broker statements. Such amounts are reflected within other assets in the consolidated balance sheets. The realized and unrealized holding gains and losses related to these investments are recorded in interest and other income (expense), net in the consolidated statements of income.

The Company's Restoration Plan liabilities reflect Plan participants' contributions to the Plan invested in trading securities and reported at fair value based on third-party broker statements. Such amounts are reflected within other liabilities in the consolidated balance sheets. The Plan participants' realized and unrealized holding gains and losses on their Restoration Plan investments are considered compensation expense and are recorded in general and administrative expense in the consolidated statements of income.

There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three months ended April 3, 2011.

10. Share-Based Compensation

The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”) and liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors. It is the Company's intention going forward to issue liability-classified awards to its eligible employees.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company's closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. There were no equity-classified awards granted during the three months ended April 3, 2011.
Liability-Classified Awards

Performance Units
During fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.
The cash value of the performance units will be equal to the amount, if any, by which the Company's final average stock price as defined in the agreements, exceeds the strike price. The total value of the performance units was originally subject to a maximum value of $12.50 per unit. During December 2010, the outstanding performance unit award associated with one of the Co-Chief Executive Officers was modified such that the maximum value per unit was reduced to $9.00 per unit. All other terms remain the same as specified in the original award agreement. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At April 3, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $12.50 per unit was $7.41 and $8.30 per unit, respectively. At April 3, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $9.00 per unit was $5.86 and $6.41 per unit, respectively. The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company's stock price and the Russell 2000 Index. At April 3, 2011 and January 2, 2011, the performance unit liability was reflected in the consolidated balance sheets as $5.9 million of accrued expenses and $5.8 million of other liabilities, respectively.

Total cumulative expense recognized for the performance units from date of grant through April 3, 2011 was $5.9 million based on the current estimated fair values of $7.41 and $5.86 per unit. If the value of the performance units at settlement date is the maximum value per unit, the Company would recognize additional share-based compensation expense of $7.0 million during the remainder of fiscal 2011. The amount and timing of the recognition of additional expense will be dependent on the estimated fair value at each quarterly reporting date. Any changes in fair value may not occur ratably over the remaining three quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Cash-Settled Awards
The cash value of SARs will be based on the appreciation, if any, of the Company's stock price on the date of settlement. The cash value of RCUs will be based on the Company's stock price on the date of settlement. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company's stock price at the reporting date. At April 3, 2011 and January 2, 2011, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $5.1 million and $4.6 million, respectively. There were no SARs or RCUs granted during the three months ended April 3, 2011.

The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended April 3, 2011		Three Months Ended April 4, 2010
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.7%	1.5%	1.4%	2.3%
Expected life of cash-settled awards (years)	1.7	3.4	2.9	4.4
Expected stock volatility	35.7%	45.7%	51.8%	44.7%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

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
Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Equity-classified awards:
Labor	$—	$45
General and administrative	1,006	1,103
Liability-classified awards:
General and administrative	653	1,817
Total share-based compensation	1,659	2,965
Less tax benefit	(499)	(901)
Total share-based compensation, net of tax	$1,160	$2,064
Unvested Share-Based Compensation Expense
At April 3, 2011, unvested share-based compensation for equity-classified awards, net of forfeitures, totaled $1.0 million for stock options and $1.0 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period which is approximately 1.1 years for stock options and 0.5 years for restricted stock and RSUs.

At April 3, 2011, unvested share-based compensation for liability-classified awards totaled $2.1 million for performance units and $6.2 million for RCUs and SARs. This expense will be recognized over the remaining weighted average vesting period which is approximately 0.7 years for performance units and 1.9 years for RCUs and SARs.

11. Segment Reporting

The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Bistro and Pei Wei. Additionally, revenues related to Bistro restaurants operated by business partners pursuant to development and licensing agreements and licensing fees related to a premium line of frozen entrées operated under a licensing agreement are both reported within Shared Services and Other. There were no material transactions among reportable segments.
The following table presents information about reportable segments (in thousands):

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended April 3, 2011:
Revenues	$317,369	$1,065	$235,782	$80,522
Segment profit	35,496	518	28,337	6,641
Capital expenditures	6,633	616	3,154	2,863
Depreciation and amortization	19,698	547	14,384	4,767
For the Three Months Ended April 4, 2010:
Revenues	$310,371	$129	$230,767	$79,475
Segment profit (loss)	32,085	(371)	24,753	7,703
Capital expenditures	6,741	449	5,263	1,029
Depreciation and amortization	19,001	500	13,854	4,647
As of April 3, 2011:
Total assets	$612,980	$23,623	$492,406	$96,951
Goodwill	6,819	—	6,566	253
As of January 2, 2011:
Total assets	$634,689	$21,195	$515,927	$97,567
Goodwill	6,819	—	6,566	253

In addition to using consolidated results in evaluating the Company's financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company's business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company's consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses and the extension of the Company's brands into international markets and retail products. As the Company's expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants.
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Segment profit	$35,496	$32,085
Less general and administrative	(20,280)	(19,053)
Less preopening expense	(398)	(133)
Less partner investment expense	126	(11)
Less interest and other income (expense), net	204	(415)
Add net income attributable to noncontrolling interests	157	206
Income from continuing operations before taxes	$15,305	$12,679

12. Commitments and Contingencies

Litigation and Other
In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures.  The amount of ultimate loss may differ from these estimates.  The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Loan Facility
During 2009, the Company entered into an agreement with FRC Balance LLC ("FRC”), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of April 3, 2011, the Company had advanced $6.0 million under the loan facility to fund construction of two new restaurants which opened during fiscal 2010 and to fund the initial stages of construction for one restaurant scheduled to open during fiscal 2011.

13. Subsequent Events
Cash Dividends

Cash dividends are calculated based on 45% of the Company's quarterly net income. Based on seasonal fluctuations in the Company's quarterly net income, the amount of cash dividend payments may fluctuate between quarters.

Based on the Board of Directors' authorization, on April 27, 2011 the Company announced a cash dividend of $0.21 per share which will be paid May 23, 2011 to all shareholders of record at the close of business on May 9, 2011. Based on shares outstanding at April 3, 2011, the total dividend payment will approximate $4.8 million during the second quarter of fiscal 2011.

Global Brand Development

In April 2011, the Company signed a development and licensing agreement with Interaction Asian Restaurants L.P., headed by a leading restaurant operator in Canada, to develop twelve Bistro restaurants over the next ten years throughout Eastern Canada. The first location in Canada is scheduled to open during fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 2, 2011 contained in our 2010 Annual Report on Form 10-K.

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed Form 10-K the fiscal year ended January 2, 2011) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results; damage to our brands or reputation; inability to successfully expand our operations; changes in general economic conditions that negatively affect consumer spending and dependence of sales concentrated in certain geographic areas; intense competition in the restaurant industry; and failure to comply with governmental regulations as well as the additional risks and other factors described in our Form 10-K for the fiscal year ended January 2, 2011. Because of the factors listed above, we cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on these forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of our financial statements.

Overview

We own and operate two restaurant concepts in the Asian niche: P.F. Chang's China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). Additionally, under Global Brand Development we have extended our brand to international markets and domestic retail products, with both businesses operating under licensing agreements.
Bistro

As of April 3, 2011, we owned and operated 201 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang's was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the continental U.S.

We intend to open two new Bistro restaurants during fiscal 2011, none of which were open by the end of the first quarter of fiscal 2011. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses typically average approximately $350,000 to $400,000 per restaurant.
Pei Wei

As of April 3, 2011, we owned and operated 171 quick casual Pei Wei restaurants that offer a menu of fresh, high-quality Asian cuisine and provide a comfortable, quick and casual dine-in experience as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.

We intend to open five new Pei Wei restaurants during fiscal 2011, three of which were open by the end of the first quarter of fiscal 2011. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses typically average approximately $140,000 to $160,000 per restaurant.
Global Brand Development
International and Other Venues

We are selectively pursuing expansion of our brands into various international markets and other venues. During fiscal 2010 and 2009, we signed four development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. Our licensing agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of restaurant sales ("restaurant licensing revenues"). As of April 3, 2011, ten Bistro restaurants were open in Mexico and the Middle East. During fiscal 2011, our partners collectively expect to open seven to ten new Bistro restaurants in international markets, three of which were open as of the end of the first quarter of 2011.

In April 2011, we signed a development and licensing agreement with Interaction Asian Restaurants L.P., headed by a leading restaurant operator in Canada, to develop twelve Bistro restaurants over the next ten years throughout Eastern Canada. The first location in Canada is scheduled to open during fiscal 2012. We continue to engage in discussions with additional potential partners regarding expansion of our brands.

There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.

Additionally, through a licensing agreement with HMS Host, we expect to open our first two Pei Wei TakeAway locations in John Wayne Orange County Airport and Minneapolis - St. Paul Airport late this year.
Retail

During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang's brand. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. During the second quarter of 2010, the new product line became available in numerous retail outlets, at which time we began recognizing retail royalty revenues.
Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in True Food Kitchen. As of April 3, 2011, we had advanced $6.0 million under the loan facility to fund construction of two new restaurants which opened during fiscal 2010 and to fund the initial stages of construction for one restaurant scheduled to open during fiscal 2011.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2010 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain unaudited quarterly information for the three month periods ended April 3, 2011 and April 4, 2010, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

The discussion of changes in operating results includes quantification, where meaningful, of the factors that contribute to the change based on a percentage of revenues and/or absolute dollars. The sum of the changes quantified in the explanations may not total the changes displayed in the tables below as there may be less significant changes in the income statement line items that are not the main contributors to the change.

Pei Wei Temporary Restaurant Closures

We are subject to various federal and state regulations that establish citizenship requirements for our employees.  Although we require all employees to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees, without our knowledge, may be unauthorized workers. During March 2011, eight Pei Wei restaurants in Arizona were temporarily closed subsequent to an employment-related identity theft investigation conducted by local authorities. These store closures resulted in approximately 29 lost sales weeks during March 2011, which equated to approximately $1.1 million in lost sales. As a result of this investigation and the store closures, Pei Wei lost a number of employees and therefore experienced higher labor and other costs during the first quarter of 2011 related to hiring and training new employees. The overall estimated impact of the restaurant closures on first quarter 2011 diluted earnings per share was approximately $0.04.

Results for the three month periods ended April 3, 2011 and April 4, 2010
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$316,304		$310,242		$6,062	2.0%
Restaurant licensing	684		129		555	—
Retail licensing	381		—		381	—
Total revenues	317,369	100.0%	310,371	100.0%	6,998	2.3%
Costs and expenses:
Cost of sales	83,322	26.3%	84,013	27.1%	(691)	(0.8)%
Labor	106,464	33.5%	104,475	33.7%	1,989	1.9%
Operating	53,807	17.0%	52,753	17.0%	1,054	2.0%
Occupancy	18,425	5.8%	17,838	5.7%	587	3.3%
General and administrative	20,280	6.4%	19,053	6.1%	1,227	6.4%
Depreciation and amortization	19,698	6.2%	19,001	6.1%	697	3.7%
Preopening expense	398	0.1%	133	0.0%	265	—
Partner investment expense	(126)	0.0%	11	0.0%	(137)	—
Total costs and expenses	302,268	95.2%	297,277	95.8%	4,991	1.7%
Income from operations	15,101	4.8%	13,094	4.2%	2,007	15.3%
Interest and other income (expense), net	204	0.1%	(415)	(0.1)%	619	—
Income from continuing operations before taxes	15,305	4.8%	12,679	4.1%	2,626	20.7%
Provision for income taxes	(4,555)	(1.4)%	(3,788)	(1.2)%	(767)	20.2%
Income from continuing operations, net of tax	10,750	3.4%	8,891	2.9%	1,859	20.9%
Income from discontinued operations, net of tax	3	0.0%	6	0.0%	(3)	(50.0)%
Net income	10,753	3.4%	8,897	2.9%	1,856	20.9%
Less net income attributable to noncontrolling interests	157	0.0%	206	0.1%	(49)	(23.8)%
Net income attributable to PFCB	$10,596	3.3%	$8,691	2.8%	$1,905	21.9%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues	Change	% Change
Total revenues	$235,782	100.0%	$230,767	100.0%	$5,015	2.2%
Costs and expenses:
Cost of sales	61,333	26.0%	62,711	27.2%	(1,378)	(2.2)%
Labor	79,792	33.8%	78,192	33.9%	1,600	2.0%
Operating	38,783	16.4%	38,546	16.7%	237	0.6%
Occupancy	13,074	5.5%	12,640	5.5%	434	3.4%
Depreciation and amortization	14,384	6.1%	13,854	6.0%	530	3.8%
Preopening expense	(2)	0.0%	26	0.0%	(28)	—
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	79	0.0%	71	0.0%	8	11.3%
Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	April 3, 2011	% of Revenues	April 4, 2010	% of Revenues	Change	% Change
Total revenues	$80,522	100.0%	$79,475	100.0%	$1,047	1.3%
Costs and expenses:
Cost of sales	21,989	27.3%	21,302	26.8%	687	3.2%
Labor	26,672	33.1%	26,283	33.1%	389	1.5%
Operating	15,024	18.7%	14,207	17.9%	817	5.8%
Occupancy	5,351	6.6%	5,198	6.5%	153	2.9%
Depreciation and amortization	4,767	5.9%	4,647	5.8%	120	2.6%
Preopening expense	400	0.5%	107	0.1%	293	—
Partner investment expense	(126)	(0.2)%	11	0.0%	(137)	—
Net income attributable to noncontrolling interests	78	0.1%	135	0.2%	(57)	(42.2)%
Percentages over 100% are not displayed.
Revenues
Our revenues are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The increase in revenues was primarily attributable to incremental new store revenues of $4.3 million, comprised of revenues from the four new stores that opened during fiscal 2010. The increase was also attributable to a $0.7 million increase in revenues for stores open prior to the first quarter of 2010, including the benefit of a two to three percent menu price increase, partially offset by unfavorable shifts in product mix/traffic.

Pei Wei:  The increase in revenues was primarily attributable to incremental new store revenues of $1.2 million, comprised of a full quarter of revenues from the two new stores that opened during fiscal 2010 and revenues generated by the three new stores that opened during fiscal 2011. The increase was partially offset by a $0.2 million decrease in revenues for stores open prior to the first quarter of 2010 primarily due to the impact of 29 lost sales weeks resulting from the Arizona temporary store closures, which equates to approximately $1.1 million in lost sales. Excluding the $1.1 million in lost sales from the store closures, revenues increased $0.9 million for stores open prior to the first quarter of 2010, including the benefit of a two to three percent menu price increase, partially offset by unfavorable shifts in product mix/traffic.
Costs and Expenses

Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues decreased primarily due to net favorable product mix shifts and operational efficiencies (-1.5%). The decrease was partially offset by the net impact of unfavorable commodity pricing (+0.3%) primarily resulting from higher produce, poultry, seafood and beef prices partially offset by lower wok oil prices.

Pei Wei:  Cost of sales as a percentage of revenues increased primarily due to the net impact of product mix shifts and yield fluctuations (+0.4%) as well as unfavorable commodity pricing (+0.1%) primarily resulting from higher poultry, produce and beef prices partially offset by lower wok oil prices.
Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, other payroll-related items, workers' compensation costs and imputed partner bonus expense. Imputed partner bonus expense represents the portion of restaurant-level operating results that is allocable to certain noncontrolling partners, but is presented as bonus expense for accounting purposes.
Each segment contributed as follows:

Bistro:  Labor expenses increased primarily due to a $2.8 million increase in incentive accruals and $1.5 million of labor costs at new restaurants that opened during fiscal 2010. These increases were partially offset by a $2.7 million decrease in hospitality and culinary labor costs primarily resulting from scheduling efficiencies due to lapping of the initial happy hour rollout during fiscal 2010.

As a percentage of revenues, labor expenses decreased primarily due to improved operational efficiencies in hospitality and culinary positions due to lapping of the initial happy hour rollout during fiscal 2010 (-1.3%) partially offset by higher incentive accruals (+1.2%).

Pei Wei:   Labor expenses increased primarily due to $0.5 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 partially offset by a $0.1 million decrease in management incentive accruals.

As a percentage of revenues, labor expenses were consistent primarily due to the impact of the Arizona temporary store closures (+0.3%) partially offset by favorable hospitality and culinary costs (-0.1%) and lower management incentive accruals (-0.1%).
Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $0.8 million of additional operating expenses at new restaurants that opened during fiscal 2010 and $0.3 million of higher repairs and maintenance costs partially offset by a $0.5 million reduction in restaurant supply costs and $0.4 million lower utilities costs.

As a percentage of revenues, operating expenses decreased primarily due to favorable restaurant supply costs (-0.2%) and utilities costs (-0.2%).

Pei Wei:  Operating expenses increased primarily due to $0.3 million higher recruiting and travel-related costs associated with the Arizona temporary store closures, $0.3 million higher marketing spend, a $0.2 million increase in repairs and maintenance costs and $0.2 million of additional operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 partially offset by a $0.1 million reduction in restaurant supply costs.

As a percentage of revenues, operating expenses increased primarily due to higher recruiting and travel-related costs associated with the Arizona temporary store closures (+0.4%), marketing spend (+0.3%) and repairs and maintenance costs (+0.3%).
Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs increased due to $0.3 million of occupancy costs at new restaurants that opened during fiscal 2010 and a $0.2 million increase in general liability insurance costs.

As a percentage of revenues, occupancy costs were consistent.

Pei Wei:  Occupancy costs increased primarily due to $0.1 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010 and a $0.1 million increase in general liability insurance costs.

As a percentage of revenues, occupancy costs increased primarily due to higher general liability insurance costs (+0.1%).
General and Administrative

General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees and technology. The Plan participants' realized and unrealized holding gains and losses related to liabilities associated with the Restoration Plan, a nonqualified deferred compensation plan, are included within general and administrative expense, with a corresponding offset for the Restoration Plan investments in interest and other income (expense), net.

Consolidated general and administrative costs increased primarily due to a $1.5 million increase in incentive accruals, a $0.9 million increase in legal costs, partially offset by a $1.2 million reduction in share-based compensation expense principally resulting from a decrease in fair value of the performance units and other cash-settled awards.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to an increase of $0.4 million related to leasehold improvement asset life adjustments and $0.3 million of depreciation expense for new restaurants that opened during fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to leasehold improvement asset life adjustments (+0.2%).

Pei Wei:  Depreciation and amortization expenses increased primarily due to an increase of $0.1 million related to new restaurants that opened during fiscal 2011 and fiscal 2010 and $0.1 million for depreciation of computer equipment assets purchased in fiscal 2010 that had previously been leased, partially offset by a $0.1 million reduction in depreciation due to furniture, fixtures, and equipment that were fully depreciated during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to computer equipment depreciation for assets purchased in fiscal 2010 that had previously been leased (+0.1%).
Preopening Expense

Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations.

Consolidated preopening expense increased primarily due to the impact of opening three new Pei Wei restaurants in the first quarter of 2011 compared to one new Pei Wei restaurant opening in the first quarter of 2010 and the timing of expenses for new restaurant openings scheduled for subsequent quarters in fiscal 2011 compared to fiscal 2010.
Partner Investment Expense
Partner investment expense represents the difference between the imputed fair value of noncontrolling interests at the time our partners invested in our restaurants and our partners' cash contributions for those ownership interests. Additionally, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The decrease in consolidated partner investment expense is primarily due to the impact of a greater number of early buyouts during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Interest and Other Income (Expense), Net

Interest income earned primarily relates to advances under the loan facility. Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line (to the extent balances are outstanding) and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset for the Restoration Plan liabilities in general and administrative expense.

The change in consolidated interest and other income (expense), net was primarily due to a $0.5 million lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010 as well as a $0.1 million increase in interest income.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 30.1% for the first quarter of 2011 compared to 30.4% for the first quarter of 2010. The income tax rate for both fiscal 2011 and fiscal 2010 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits. Our effective tax rate for 2011 is expected to be higher than our historic rate due to the impact of income from continuing operations from our non-tipped concept as well as higher anticipated income from operations. Pei Wei and Global Brand Development employees are not tipped. As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of our net income which is attributable to the collective ownership interests of our noncontrolling partners. In certain of our restaurants, we historically employed a partnership management structure whereby we have entered into a series of partnership agreements with our regional managers, certain of our general managers and certain of our executive chefs. Each segment contributed as follows:

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to higher restaurant net income partially offset by the full year impact of noncontrolling interest buyouts that occurred during fiscal 2010. These buyouts reduced the number of noncontrolling interests from twenty at the beginning of fiscal 2010 to fourteen as of April 3, 2011.

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of seventy noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Liquidity and Capital Resources
Cash Flow

Our primary source of liquidity is cash provided by operations. Historically, our capital resources have primarily been used for construction of new restaurants. More recently, our capital resources have been used for repurchases of our common stock, repayments of long-term debt and payments of cash dividends.

The following table presents a summary of our cash flows for the three months ended April 3, 2011 and April 4, 2010 (in thousands):

	April 3, 2011	April 4, 2010
Net cash provided by operating activities	$21,064	$9,598
Net cash used in investing activities	(7,455)	(7,090)
Net cash provided by (used in) financing activities	(12,538)	5,537
Net increase in cash and cash equivalents	$1,071	$8,045
Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense partially offset by a net decrease in operating assets and operating liabilities. The change in operating activities is primarily due to lower cash paid for income taxes, changes in accrued payroll and collection of tenant incentives from landlords.
Investing Activities

Investing activities were primarily related to capital expenditures of $6.6 million and $6.7 million during the first quarter of fiscal years 2011 and 2010, respectively, and advances under the loan facility to True Food Kitchen of $0.8 million and $0.3 million, respectively.

We slightly reduced our 2011 development schedule and now expect to open two new Bistro restaurants and five new Pei Wei restaurants, of which three Pei Wei restaurants were open by the end of the first quarter of 2011. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. We expect total gross capital expenditures for fiscal 2011 to approximate $35.0 million to $40.0 million.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for the first quarter of fiscal 2011 and 2010. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended April 3, 2011:
New company restaurants	$2,437	$—	$382	$2,055
Existing company restaurants and support	4,196	616	2,772	808
Total capital expenditures	$6,633	$616	$3,154	$2,863
Repairs and maintenance expense	$4,400	$11	$3,459	$930

For the Three Months Ended April 4, 2010:
New company restaurants	$3,305	$—	$3,064	$241
Existing company restaurants and support	3,436	449	2,199	788
Total capital expenditures	$6,741	$449	$5,263	$1,029
Repairs and maintenance expense	$4,002	$27	$3,197	$778
Financing Activities

Financing activities during the first quarter of fiscal 2011 and 2010 included repurchases of common stock of $6.2 million and $2.1 million, respectively, and payment of cash dividends totaling $6.6 million during the first quarter of fiscal 2011. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $1.1 million and $7.3 million during the first quarter of fiscal 2011 and 2010, respectively, and debt repayments of $0.7 million during the first quarter of fiscal 2010. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
Future Capital Requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. During fiscal 2011, we anticipate returning excess capital to our shareholders in the form of repurchases of our common stock and payments of cash dividends.

In the longer term, in the unlikely event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility

The senior credit facility (“Credit Facility”) with several commercial financial institutions, allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of April 3, 2011 as the leverage ratio was 0.91:1 and the fixed charge coverage ratio was 2.60:1.

We currently have $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for our workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at April 3, 2011.
Cash Dividends

Cash dividends are calculated based on 45% of our quarterly net income and are expected to approximate $22 million to $23 million related to fiscal 2011 earnings. Cash dividends are paid quarterly in arrears. Based on seasonal fluctuations in quarterly net income, the amount of cash dividend payments may fluctuate between quarters.

Based on the Board of Directors' authorization, on April 27, 2011 we announced a cash dividend of $0.21 per share which will be paid May 23, 2011 to all shareholders of record at the close of business on May 9, 2011. Based on shares outstanding at April 3, 2011, the total dividend payment will approximate $4.8 million during the second quarter of fiscal 2011.
Share Repurchase Program

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.1 million shares of our common stock for $193.3 million at an average price of $31.66 since July 2006. Included in this total are 0.1 million shares of common stock repurchased during the first quarter of 2011 for $6.2 million at an average price of $46.51.

At April 3, 2011, there remains $53.0 million available under our current share repurchase authorization of $100.0 million, which expires December 2011. We plan to repurchase the remaining shares available under the current share repurchase authorization during fiscal 2011.
Purchases of Noncontrolling Interests
As of April 3, 2011, there were 23 partners within our partnership system representing 67 partnership interests. During the first quarter of fiscal 2011, we had the opportunity to purchase six noncontrolling interests which had reached the five-year threshold period during the year, as well as nine additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these fifteen noncontrolling interests in their entirety for a total of $0.7 million, all of which was paid in cash.

During the remainder of fiscal 2011, we will have the opportunity to purchase fourteen additional noncontrolling interests. If all of these interests are purchased, the total purchase price will approximate $1.4 million to $1.8 million based upon the estimated fair value of the respective interests at April 3, 2011.
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. Some are expected to be covered, at least partly, by insurance.  We intend to continue to defend ourselves vigorously in such matters.  We assess contingencies to determine the degree of probability and range of possible loss for potential accruals in our financial statements. We accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss may differ from our estimates.  In addition, although we believe that the ultimate outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position, it is possible that our results of operations, liquidity or financial position could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the Securities and Exchange Commission on February 16, 2011, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q before you decide to invest in our common stock. Other than the risk factor set forth below, the risks described in our Annual Report on Form 10-K have not materially changed. If any of the risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Although we require all workers to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation, and may require us to close our stores and subject us to lost sales, increased labor costs, fines, penalties or loss of our business license in certain jurisdictions.  Any material disruption of our business, as a result of seizure of our workers, changes in immigration law, or significantly increased labor costs at our restaurants, could have a material adverse effect on our business, financial condition and operating results. For example, during March 2011, eight Pei Wei restaurants in Arizona were temporarily closed subsequent to an employment-related identity theft investigation conducted by local authorities. These store closures resulted in approximately 29 lost sales weeks during March 2011, which equated to approximately $1.1 million in lost sales. As a result of this investigation and the store closures, Pei Wei lost a number of employees and therefore experienced higher labor and other costs during the first quarter of 2011 related to hiring and training new employees. The overall estimated impact of the restaurant closures on first quarter 2011 diluted earnings per share was approximately $0.04.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.1 million shares of our common stock for $193.3 million at an average price of $31.66 since July 2006. Included in this total are 0.1 million shares of common stock repurchased during the first quarter of 2011 for $6.2 million at an average price of $46.51.

At April 3, 2011, there remains $53.0 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

The following table sets forth our share repurchases of common stock during each period in the first quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
January 3, 2011 - February 6, 2011	17,900	$49.25	17,900	$58,289,427
February 7, 2011 - March 6, 2011	5,400	$45.94	5,400	$58,041,351
March 7, 2011 - April 3, 2011	109,900	$46.09	109,900	$52,976,060
Total	133,200		133,200	$52,976,060

Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information
None

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.25(4)	Amended and Restated 2006 Equity Incentive Plan.

†10.39(4)	Executive Employment Agreement between the Company and Lane Cardwell, dated April 20, 2011.

†10.40(4)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan, dated April 20, 2011.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant's Form 8-K filed on April 25, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 27, 2011.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ ROBERT T. VIVIAN
Robert T. Vivian
Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: April 27, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.25(4)	Amended and Restated 2006 Equity Incentive Plan.

†10.39(4)	Executive Employment Agreement between the Company and Lane Cardwell, dated April 20, 2011.

†10.40(4)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan, dated April 20, 2011.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

31.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert T. Vivian.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant's Form 8-K filed on April 25, 2011.