Form 10-Q
period 2011-07-03
P F CHANGS CHINA BISTRO INC
filed 2011-07-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 3, 2011, there were 22,340,166 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2011	January 2, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$59,191	$71,452
Inventories	6,131	5,542
Other current assets	37,717	46,613
Total current assets	103,039	123,607
Property and equipment, net	438,173	459,469
Goodwill	6,819	6,819
Intangible assets, net	18,808	19,957
Other assets	27,712	24,837
Total assets	$594,551	$634,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,170	$20,611
Construction payable	2,876	1,562
Accrued expenses	67,852	71,714
Unearned revenue	28,516	38,371
Current portion of long-term debt	63	63
Total current liabilities	117,477	132,321
Lease obligations	110,598	113,977
Long-term debt	1,218	1,195
Other liabilities	15,794	24,753
Total liabilities	245,087	272,246
Commitments and contingencies (Note 12)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 22,340,166 shares and 22,833,165 shares issued and outstanding at July 3, 2011 and January 2, 2011, respectively	22	23
Additional paid-in capital	253,348	250,019
Treasury stock, at cost, 6,530,763 shares and 5,973,623 shares at July 3, 2011 and January 2, 2011, respectively	(210,770)	(187,112)
Retained earnings	304,870	296,564
Total PFCB common stockholders’ equity	347,470	359,494
Noncontrolling interests	1,994	2,949
Total equity	349,464	362,443
Total liabilities and equity	$594,551	$634,689
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Revenues:
Restaurant sales	$309,641	$311,502	$625,945	$621,744
Restaurant licensing	649	1,108	1,333	1,237
Retail licensing	724	228	1,105	228
Total revenues	311,014	312,838	628,383	623,209
Costs and expenses:
Cost of sales	82,175	81,717	165,497	165,730
Labor	105,321	102,295	211,785	206,770
Operating	52,471	51,597	106,278	104,350
Occupancy	18,681	18,609	37,106	36,447
General and administrative	19,164	19,765	39,444	38,818
Depreciation and amortization	20,780	19,335	40,478	38,336
Preopening expense	213	832	611	965
Partner investment expense	(50)	(135)	(176)	(124)
Total costs and expenses	298,755	294,015	601,023	591,292
Income from operations	12,259	18,823	27,360	31,917
Interest and other income (expense), net	128	(665)	332	(1,080)
Income from continuing operations before taxes	12,387	18,158	27,692	30,837
Provision for income taxes	(3,143)	(5,144)	(7,698)	(8,932)
Income from continuing operations, net of tax	9,244	13,014	19,994	21,905
Income (loss) from discontinued operations, net of tax	(32)	—	(29)	6
Net income	9,212	13,014	19,965	21,911
Less net income attributable to noncontrolling interests	120	241	277	447
Net income attributable to PFCB	$9,092	$12,773	$19,688	$21,464
Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.41	$0.56	$0.88	$0.94
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	0.00
Net income attributable to PFCB common stockholders	$0.41	$0.56	$0.88	$0.94
Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.40	$0.55	$0.87	$0.93
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	0.00
Net income attributable to PFCB common stockholders	$0.40	$0.55	$0.87	$0.93
Weighted average shares used in computation:
Basic	22,249	22,828	22,386	22,730
Diluted	22,581	23,277	22,741	23,190

Cash dividends declared per share	$0.25	$0.25	$0.46	$0.42

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$9,124	$12,773	$19,717	$21,458
Income (loss) from discontinued operations, net of tax	(32)	—	(29)	6
Net income attributable to PFCB	$9,092	$12,773	$19,688	$21,464
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Noncontrolling Interests
	Shares	Amount						Total
Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	436	—	11,284	—	—	—	—	11,284
Issuance of common stock under employee stock purchase plan	41	—	1,586	—	—	—	—	1,586
Shares withheld for taxes on restricted stock, net of forfeitures	(23)	—	(57)	—	—	—	—	(57)
Purchases of treasury stock	(252)	(5)	—	(11,136)	—	—	—	(11,141)
Share-based compensation expense (1)	—	—	2,684	—	—	—	—	2,684
Tax benefit from share-based compensation, net	—	—	1,784	—	—	—	—	1,784
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(726)	(726)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests, net of tax benefit	—	—	(259)	—	—	—	(331)	(590)
Partner investment expense	—	—	—	—	—	—	(124)	(124)
Partner bonus expense, imputed	—	—	—	—	—	—	213	213
Cash dividends paid	—	—	6	—	—	(3,951)	—	(3,945)
Net income	—	—	—	—	—	21,464	447	21,911
Balances, July 4, 2010	23,113	$23	$234,209	$(157,158)	$—	$281,969	$4,450	$363,493

Balances, January 2, 2011	22,833	$23	$250,019	$(187,112)	$—	$296,564	$2,949	$362,443
Issuance of common stock under stock option plans	30	—	734	—	—	—	—	734
Issuance of common stock under employee stock purchase plan	38	—	1,553	—	—	—	—	1,553
Shares withheld for taxes on restricted stock, net of forfeitures	(4)		(14)					(14)
Purchases of treasury stock	(557)	(1)	—	(23,658)	—	—	—	(23,659)
Share-based compensation expense (1)	—	—	2,086	—	—	—	—	2,086
Tax benefit from share-based compensation, net	—	—	171	—	—	—	—	171
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(434)	(434)
Purchases of noncontrolling interests, net of tax benefit	—	—	(1,219)	—	—	—	(734)	(1,953)
Partner investment expense	—	—	—	—	—	—	(176)	(176)
Partner bonus expense, imputed	—	—	—	—	—	—	112	112
Cash dividends paid	—	—	18	—	—	(11,382)	—	(11,364)
Net income	—	—	—	—	—	19,688	277	19,965
Balances, July 3, 2011	22,340	$22	$253,348	$(210,770)	$—	$304,870	$1,994	$349,464

(1)	Share-based compensation expense includes equity-classified awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Operating Activities:
Net income	$19,965	$21,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,478	38,336
Share-based compensation	2,564	5,610
Partner investment expense	(176)	(124)
Partner bonus expense, imputed	112	213
Deferred income taxes	(5,330)	(4,555)
Tax benefit from share-based compensation	(197)	(1,870)
Other	62	170
Changes in operating assets and liabilities:
Inventories	(589)	(206)
Other current assets	9,138	2,907
Other assets	(1,520)	(484)
Accounts payable	(2,441)	(1,122)
Accrued expenses	(9,398)	(14,801)
Unearned revenue	(9,855)	(9,320)
Lease obligations	(3,274)	293
Other liabilities	1,052	821
Net cash provided by operating activities	40,591	37,779
Investing Activities:
Capital expenditures	(16,615)	(18,305)
Receivable under loan facility (Note 12)	(1,157)	(1,814)
Capitalized interest	(35)	(53)
Net cash used in investing activities	(17,807)	(20,172)
Financing Activities:
Payments of cash dividends	(11,364)	(3,945)
Purchases of treasury stock	(23,659)	(11,141)
Proceeds from net share issuances	2,273	12,813
Purchases of noncontrolling interests, net of tax benefit	(1,953)	(590)
Distributions to noncontrolling interest partners	(434)	(726)
Tax benefit from share-based compensation	197	1,870
Payments of capital lease obligations	(105)	(97)
Repayments of long-term debt	—	(41,042)
Contributions from noncontrolling interest partners	—	10
Net cash used in financing activities	(35,045)	(42,848)
Net decrease in cash and cash equivalents	(12,261)	(25,241)
Cash and cash equivalents at the beginning of the period	71,452	63,499
Cash and cash equivalents at the end of the period	$59,191	$38,258

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$10,357	$16,909
Cash paid for interest	$343	$1,353
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

As of July 3, 2011, P.F. Chang's China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 201 full service restaurants under the name P.F. Chang's China Bistro (the “Bistro”) and 173 quick casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”) throughout the United States. There are also ten Bistro restaurants in Mexico and the Middle East, all operated under development and licensing agreements, and two Bistro locations in Hawaii which are operated under a joint venture arrangement in which the Company owns a noncontrolling interest. Through an exclusive licensing agreement with Unilever, a premium line of P.F Chang's branded frozen Asian-style entrées is available in numerous retail outlets throughout the U.S.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 2011 are not necessarily indicative of the results that may be expected for the year ending January 1, 2012.

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

Revenues

Revenues consist of restaurant sales, restaurant licensing revenues and retail licensing revenues. Restaurant sales represent food, beverage and alcohol sales at the Company's owned restaurants. Restaurant licensing revenues include initial territory fees, store opening fees and ongoing royalty fees based on a percentage of restaurant sales from all licensed restaurants and two restaurants operated under a joint venture arrangement. Retail licensing revenues include ongoing royalty fees based on a percentage of licensed retail product sales.
Recent Accounting Literature

Improving Disclosures about Fair Value Measurements (Accounting Standards Update ("ASU") No. 2010-06)
(Included in ASC 820 “Fair Value Measurement”)

ASU No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe the reasons for the transfers. Entities are required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company's consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU

No. 2011-04)
(Included in ASC 820 “Fair Value Measurement”)

ASU No. 2011-04 amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset's highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but disclosure of fair value is required. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 with early adoption not permitted. The Company will adopt ASU No. 2011-04 in fiscal 2012. The Company is currently evaluating the impact ASU No. 2011-04 will have on its consolidated financial statements.
Presentation of Comprehensive Income (ASU No. 2011-05)
(Included in ASC 220 “Comprehensive Income”)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU No. 2011-05 in fiscal 2012 and does not anticipate any material impact on the Company's consolidated financial statements.

2. Discontinued Operations

Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Income (loss) from discontinued operations before income taxes	$(52)	$—	$(47)	$10
Income tax (expense) benefit	20	—	18	(4)
Income (loss) from discontinued operations, net of tax	$(32)	$—	$(29)	$6

As of the date of this 10-Q, lease termination agreements for seven and sublease agreements for two of the ten closed locations have been executed. The Company continues to pursue a potential sub-tenant agreement for the remaining closed location.

3. Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company's equity plans and employee stock purchase plan. For both the three months ended July 3, 2011 and July 4, 2010, 1.0 million of the Company's options were excluded from the calculation due to their anti-dilutive effect. For the six months ended July 3, 2011 and July 4, 2010, 1.0 million and 1.2 million, respectively, of the Company's shares were excluded from the calculation due to their anti-dilutive effect.

The Company began paying quarterly cash dividends to its shareholders during the second quarter of fiscal 2010. The Company's restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the three and six months ended July 3, 2011 and July 4, 2010, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

4. Other Current Assets
Other current assets consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Current portion of deferred tax asset	$11,819	$11,774
Income taxes receivable	8,009	10,427
Prepaid rent	5,873	5,730
Receivables	5,527	14,300
Other	6,489	4,382
Total other current assets	$37,717	$46,613

5. Other Assets
Other assets consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Liquor licenses, net	$6,622	$6,707
Restoration Plan investments	6,393	5,087
Receivable under loan facility(1)	6,350	5,193
Software, net	6,025	6,007
Deposits	1,789	1,305
Other assets, net	533	538
Total other assets	$27,712	$24,837

(1)	See Note 12 for further details on the receivable under the loan facility.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Accrued insurance	$19,532	$17,909
Accrued payroll	16,937	24,748
Performance units(1)	5,534	—
Sales and use tax payable	5,086	7,138
Property tax payable	3,608	3,739
Accrued rent	2,676	3,749
Other accrued expenses	14,479	14,431
Total accrued expenses	$67,852	$71,714
(1) Performance units were classified in other liabilities at January 2, 2011. See Note 10 for additional discussion.

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

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries. As of July 3, 2011, the Company had $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at July 3, 2011.

8. Other Liabilities

Other liabilities consist of the following (in thousands):

	July 3, 2011	January 2, 2011
Restoration Plan liabilities	$6,984	$5,517
Cash-settled awards	5,271	4,562
Deferred income tax liability	1,119	6,378
Performance units(1)	—	5,763
Other	2,420	2,533
Total other liabilities	$15,794	$24,753
(1) Performance units were classified in accrued expenses at July 3, 2011.

9. Fair Value Measurements

The Company's financial assets and financial liabilities measured at fair value at July 3, 2011 and January 2, 2011 are summarized below (in thousands):

	July 3,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$59,330	$—	$59,330	$—	market approach
Restoration Plan investments	6,393	—	6,393	—	market approach
Restoration Plan liabilities	(6,984)	—	(6,984)	—	market approach
Total	$58,739	$—	$58,739	$—

	January 2,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$63,990	$—	$63,990	$—	market approach
Restoration Plan investments	5,087	—	5,087	—	market approach
Restoration Plan liabilities	(5,517)	—	(5,517)	—	market approach
Total	$63,560	$—	$63,560	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheets at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government-backed securities at July 3, 2011.

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

There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three and six months ended July 3, 2011.

10. Share-Based Compensation

The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”) and liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company's closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. During the first half of fiscal 2011, the Company issued RSUs to members of its Board of Directors.
Liability-Classified Awards
Performance Units
During fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the Company’s 2006 Equity Incentive Plan. Each award will vest on January 1, 2012, at which time the value of such awards, if any, will be determined and paid in cash.
The cash value of the performance units will be equal to the amount, if any, by which the Company's final average stock price as defined in the agreements, exceeds the strike price. The total value of the performance units was originally subject to a maximum value of $12.50 per unit. During December 2010, the outstanding performance unit award associated with one of the Co-Chief Executive Officers was modified such that the maximum value per unit was reduced to $9.00 per unit. All other terms remain the same as specified in the original award agreement. The fair value of the performance units is remeasured at each reporting period until the awards are settled. At July 3, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $12.50 per unit was $6.11 and $8.30 per unit, respectively. At July 3, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $9.00 per unit was $5.05 and $6.41 per unit, respectively. The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company's stock price and the Russell 2000 Index. At July 3, 2011 and January 2, 2011, the performance unit liability was reflected in the consolidated balance sheets as $5.5 million of accrued expenses and $5.8 million of other liabilities, respectively.

Total cumulative expense recognized for the performance units from date of grant through July 3, 2011 was $5.5 million based on the current estimated fair values of $6.11 and $5.05 per unit. The amount and timing of the recognition of additional expense or benefit, if any, will be dependent on the estimated fair value at each quarterly reporting date. Any changes in fair value may not occur ratably over the remaining two quarters of the award term; therefore, share-based compensation expense related to the performance units could vary significantly in future periods.
Cash-Settled Awards
The cash value of SARs will be based on the appreciation, if any, of the Company's stock price on the date of settlement. The cash value of RCUs will be based on the Company's stock price on the date of settlement. The fair value of SARs and RCUs is remeasured at each reporting period until the awards are settled. The fair value of SARs is equal to the value calculated per the Black-Scholes model and the fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company's stock price at the reporting date. At July 3, 2011 and January 2, 2011, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $5.3 million and $4.6 million, respectively. There were no SARs or RCUs granted during the six months ended July 3, 2011.

The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Six Months Ended July 3, 2011		Three and Six Months Ended July 4, 2010
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.4%	1.0%	0.8%	1.4%
Expected life of cash-settled awards (years)	1.5	3.1	2.6	4.1
Expected stock volatility	32.6%	41.8%	50.6%	45.2%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

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
Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Equity-classified awards:
Labor	$—	$32	$—	$77
General and administrative	1,082	1,504	2,091	2,607
Liability-classified awards:
General and administrative	(123)	1,140	600	2,957
Total share-based compensation (1)	959	2,676	2,691	5,641
Less tax benefit	(246)	(768)	(756)	(1,658)
Total share-based compensation, net of tax	$713	$1,908	$1,935	$3,983

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs and expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

Unvested Share-Based Compensation Expense
At July 3, 2011, unvested share-based compensation expense for equity-classified awards, net of forfeitures, totaled $0.6 million for stock options and $1.1 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period which is approximately 1.0 years for stock options and 0.6 years for restricted stock and RSUs.

At July 3, 2011, unvested share-based compensation expense for liability-classified awards totaled $1.2 million for performance units and $4.7 million for RCUs and SARs. This expense will be recognized over the remaining weighted average vesting period which is approximately 0.5 years for performance units and 1.7 years for RCUs and SARs.

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
The following table presents information about reportable segments (in thousands):

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended July 3, 2011:
Revenues	$311,014	$1,373	$231,226	$78,415
Segment profit	31,466	703	25,839	4,924
Capital expenditures	9,982	258	7,349	2,375
Depreciation and amortization	20,780	670	14,550	5,560
For the Three Months Ended July 4, 2010:
Revenues	$312,838	$1,336	$233,365	$78,137
Segment profit	39,044	806	30,109	8,129
Capital expenditures	11,564	1,193	8,397	1,974
Depreciation and amortization	19,335	530	14,043	4,762
For the Six Months Ended July 3, 2011:
Revenues	$628,383	$2,438	$467,008	$158,937
Segment profit	66,962	1,221	54,176	11,565
Capital expenditures	16,615	874	10,503	5,238
Depreciation and amortization	40,478	1,217	28,934	10,327
For the Six Months Ended July 4, 2010:
Revenues	$623,209	$1,465	$464,132	$157,612
Segment profit	71,129	435	54,862	15,832
Capital expenditures	18,305	1,642	13,660	3,003
Depreciation and amortization	38,336	1,030	27,897	9,409
As of July 3, 2011:
Total assets	$594,551	$23,327	$478,984	$92,240
Goodwill	6,819	—	6,566	253
As of January 2, 2011:
Total assets	$634,689	$21,195	$515,927	$97,567
Goodwill	6,819	—	6,566	253

In addition to using consolidated results in evaluating the Company's financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company's business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company's consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses and the extension of the Company's brands into international markets and retail products. As the Company's expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants. The non-GAAP financial information presented herein should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. See the table below for a reconciliation of segment profit to the most directly comparable GAAP measure, income from continuing operations before taxes.
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Segment profit	$31,466	$39,044	$66,962	$71,129
Less general and administrative	(19,164)	(19,765)	(39,444)	(38,818)
Less preopening expense	(213)	(832)	(611)	(965)
Less partner investment expense	50	135	176	124
Less interest and other income (expense), net	128	(665)	332	(1,080)
Add net income attributable to noncontrolling interests	120	241	277	447
Income from continuing operations before taxes	$12,387	$18,158	$27,692	$30,837

12. Commitments and Contingencies

Litigation and Other
In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures.  The amount of ultimate loss may differ from these estimates.  The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company, it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies.
Loan Facility
During 2009, the Company entered into an agreement with FRC Balance LLC ("FRC"), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of July 3, 2011, the Company had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010.

13. Subsequent Events
Cash Dividends

Based on the Board of Directors' authorization, on July 27, 2011 the Company announced a cash dividend of $0.25 per share which will be paid August 22, 2011 to all shareholders of record at the close of business on August 8, 2011. Based on shares outstanding at July 3, 2011, the total dividend payment will approximate $5.6 million during the third quarter of fiscal 2011.

Beginning with the second quarter of fiscal 2011, the Company's Board of Directors approved a quarterly fixed cash dividend which is currently set at $0.25 per share. In prior quarters, cash dividends were variable and calculated based on 45% of the Company's quarterly net income.

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

Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this section involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed Form 10-K the fiscal year ended January 2, 2011) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve predicted results; damage to our brands or reputation; inability to successfully expand our operations; changes in general economic conditions that negatively affect consumer spending and dependence of sales concentrated in certain geographic areas; intense competition in the restaurant industry; and failure to comply with governmental regulations as well as the additional risks and other factors described in our Form 10-K for the fiscal year ended January 2, 2011 (as updated by our Form 10-Q for the quarterly period ended April 3, 2011 filed with the SEC on April 27, 2011). Because of the factors listed above, we cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on these forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of our financial statements.

Overview

We own and operate two restaurant concepts in the Asian niche: P.F. Chang's China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). Additionally, under Global Brand Development we have extended our brand to international markets and domestic retail products, with both businesses operating under licensing agreements.
Bistro

As of July 3, 2011, we owned and operated 201 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang's was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. We own and operate all of our restaurants in the continental U.S.

We intend to open two new Bistro restaurants during fiscal 2011, neither of which was open by the end of the second quarter of fiscal 2011. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses typically average approximately $350,000 to $400,000 per restaurant.
Pei Wei

As of July 3, 2011, we owned and operated 173 quick casual Pei Wei restaurants that offer a menu of fresh, high-quality Asian cuisine and provide a comfortable, quick and casual dine-in experience as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time.

We intend to open five new Pei Wei restaurants during fiscal 2011, all of which were open by the end of the second quarter of fiscal 2011. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses typically average approximately $140,000 to $160,000 per restaurant.
Global Brand Development
International and Other Venues

We are selectively pursuing expansion of our brands into various international markets and other venues. During fiscal 2010 and 2009, we signed four development and licensing agreements with partners who will develop and operate Bistro restaurants in international markets. Our licensing agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of restaurant sales ("restaurant licensing revenues"). As of July 3, 2011, ten Bistro restaurants were open in Mexico and the Middle East. During fiscal 2011, our partners collectively expect to open nine to ten new Bistro restaurants in international markets, three of which were open as of the end of the second quarter of 2011.

In April 2011, we signed a development and licensing agreement with Interaction Asian Restaurants L.P., headed by a leading restaurant operator in Canada, to develop twelve Bistro restaurants over the next ten years throughout Eastern Canada. The first location in Canada is scheduled to open during fiscal 2012.

In May 2011, we signed a development and licensing agreement with Alsea, S.A.B. de C.V., the leading quick service restaurant and casual dining operator in Latin America, to develop seventeen Bistro restaurants over the next ten years throughout Argentina, Chile and Colombia. The first location is scheduled to open in Chile during fiscal 2012.

We continue to engage in discussions with additional potential partners regarding expansion of our brands.

There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.

Additionally, through a licensing agreement with HMS Host, we expect to open our first two Pei Wei Asian Diner airport locations in John Wayne Orange County Airport and Minneapolis - St. Paul Airport late this year.
Retail

During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang's brand. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. The product line became available in numerous retail outlets during the second quarter of 2010, at which time we began recognizing retail licensing revenues.
Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in FRC. As of July 3, 2011, we had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2010 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain unaudited quarterly information for the three and six month periods ended July 3, 2011 and July 4, 2010, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the three month periods ended July 3, 2011 and July 4, 2010
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$309,641		$311,502		$(1,861)	(0.6)%
Restaurant licensing	649		1,108		(459)	(41.4)%
Retail licensing	724		228		496	—
Total revenues	311,014	100.0%	312,838	100.0%	(1,824)	(0.6)%
Costs and expenses:
Cost of sales	82,175	26.4%	81,717	26.1%	458	0.6%
Labor	105,321	33.9%	102,295	32.7%	3,026	3.0%
Operating	52,471	16.9%	51,597	16.5%	874	1.7%
Occupancy	18,681	6.0%	18,609	5.9%	72	0.4%
General and administrative	19,164	6.2%	19,765	6.3%	(601)	(3.0)%
Depreciation and amortization	20,780	6.7%	19,335	6.2%	1,445	7.5%
Preopening expense	213	0.1%	832	0.3%	(619)	(74.4)%
Partner investment expense	(50)	0.0%	(135)	0.0%	85	(63.0)%
Total costs and expenses	298,755	96.1%	294,015	94.0%	4,740	1.6%
Income from operations	12,259	3.9%	18,823	6.0%	(6,564)	(34.9)%
Interest and other income (expense), net	128	0.0%	(665)	(0.2)%	793	—
Income from continuing operations before taxes	12,387	4.0%	18,158	5.8%	(5,771)	(31.8)%
Provision for income taxes	(3,143)	(1.0)%	(5,144)	(1.6)%	2,001	(38.9)%
Income from continuing operations, net of tax	9,244	3.0%	13,014	4.2%	(3,770)	(29.0)%
Loss from discontinued operations, net of tax	(32)	0.0%	—	0.0%	(32)	—
Net income	9,212	3.0%	13,014	4.2%	(3,802)	(29.2)%
Less net income attributable to noncontrolling interests	120	0.0%	241	0.1%	(121)	(50.2)%
Net income attributable to PFCB	$9,092	2.9%	$12,773	4.1%	$(3,681)	(28.8)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Total revenues	$231,226	100.0%	$233,365	100.0%	$(2,139)	(0.9)%
Costs and expenses:
Cost of sales	60,759	26.3%	60,914	26.1%	(155)	(0.3)%
Labor	78,442	33.9%	76,769	32.9%	1,673	2.2%
Operating	38,442	16.6%	38,183	16.4%	259	0.7%
Occupancy	13,125	5.7%	13,254	5.7%	(129)	(1.0)%
Depreciation and amortization	14,550	6.3%	14,043	6.0%	507	3.6%
Preopening expense	28	0.0%	765	0.3%	(737)	(96.3)%
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	69	0.0%	93	0.0%	(24)	(25.8)%
Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Total revenues	$78,415	100.0%	$78,137	100.0%	$278	0.4%
Costs and expenses:
Cost of sales	21,416	27.3%	20,803	26.6%	613	2.9%
Labor	26,879	34.3%	25,526	32.7%	1,353	5.3%
Operating	14,029	17.9%	13,414	17.2%	615	4.6%
Occupancy	5,556	7.1%	5,355	6.9%	201	3.8%
Depreciation and amortization	5,560	7.1%	4,762	6.1%	798	16.8%
Preopening expense	185	0.2%	67	0.1%	118	—
Partner investment expense	(50)	(0.1)%	(135)	(0.2)%	85	(63.0)%
Net income attributable to noncontrolling interests	51	0.1%	148	0.2%	(97)	(65.5)%
Percentages over 100% are not displayed.
Revenues
Restaurant Sales
Our restaurant sales are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The decrease in revenues was primarily attributable to a $5.9 million decline in revenues for stores that opened prior to the second quarter of 2010, including traffic declines partially offset by the benefit of a one to two percent menu price increase. The decrease was partially offset by incremental new store revenues of $3.8 million, comprised of a full quarter of revenues from the four new stores that opened during the last three quarters of fiscal 2010.

Pei Wei:  The increase in revenues was primarily attributable to incremental new store revenues of $2.5 million, comprised of revenues generated by the five new stores that opened during fiscal 2011 and a full quarter of revenues from the one new store that opened during the last three quarters of fiscal 2010. The increase was partially offset by a $2.2 million decrease in revenues for stores open prior to the second quarter of 2010 including traffic declines, partially offset by the benefit of a two to three percent menu price increase.

Restaurant Licensing

Our restaurant licensing revenues are derived primarily from initial territory fees, store opening fees, and ongoing royalty fees based on a percentage of restaurant sales from restaurants operated under development and licensing agreements and joint venture agreements.

The decrease in revenues was primarily attributable to $0.7 million of initial territory fees and $0.1 million of store opening fees recognized in the second quarter of fiscal 2010 partially offset by $0.3 million of higher royalty fees in the second quarter of fiscal 2011.

Retail Licensing

Our retail licensing revenues are derived from ongoing royalty fees based on a percentage of licensed retail product sales, with such percentage escalating over the first three years of the agreement.

The increase in revenues was primarily attributable to higher retail product sales as well as an escalation in the royalty percentage in the beginning of the second quarter of fiscal 2011.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues increased primarily due to unfavorable commodity pricing primarily related to seafood, beef and Asian imports (+0.6%) partially offset by the benefit of a menu price increase.

Pei Wei: Cost of sales as a percentage of revenues increased primarily due to unfavorable commodity pricing primarily related to beef, Asian imports and seafood partially offset by lower rice costs (+0.4%) as well as yield fluctuations and operational inefficiencies.
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

Bistro:  Labor expenses increased primarily due to $1.3 million of labor expenses at new restaurants that opened during fiscal 2010, $0.7 million of higher workers' compensation insurance expense, $0.7 million of average wage rate pressure and $0.7 million higher health insurance costs. These increases were partially offset by a $1.1 million decrease in incentive accruals and a $0.9 million decrease in culinary and hospitality labor costs primarily resulting from scheduling efficiencies due to lapping of the initial happy hour rollout during fiscal 2010.

As a percentage of revenues, labor expenses increased primarily due to higher workers' compensation insurance expense (+0.3%), higher health insurance costs (+0.3%) and higher payroll taxes (+0.2%). In addition, the increase was also due to average wage rate pressure and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature. These increases were partially offset by lower incentive accruals (-0.4%).

Pei Wei:   Labor expenses increased primarily due to $1.0 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $0.3 million higher workers' compensation insurance expense and a $0.1 million increase in hospitality and culinary labor costs, partially offset by a $0.3 million decrease in  management incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions and new restaurants (+1.1%) and higher workers' compensation insurance expense (+0.4%). In addition, the increase was also due to the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature. These increases were partially offset by lower management incentive accruals (-0.3%).
Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $1.0 million higher repairs and maintenance costs and $0.7 million of operating expenses at new restaurants that opened during fiscal 2010, partially offset by a $1.4 million decline in marketing spend.

As a percentage of revenues, operating expenses increased primarily due to higher repairs and maintenance costs (+0.5%), the impact of decreased leverage on lower average weekly sales (+0.2%) and higher restaurant supply costs (+0.2%), partially offset by lower marketing spend (-0.6%).

Pei Wei:  Operating expenses increased primarily due to $0.4 million of higher marketing spend and $0.4 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, operating expenses increased primarily due to higher marketing spend (+0.6%).
Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs decreased primarily due to a $0.2 million decrease in rent expense and a $0.1 million decrease in general liability insurance costs partially offset by $0.3 million of occupancy costs at new restaurants that opened during fiscal 2010.

As a percentage of revenues, occupancy costs were consistent due to lower rent expense (-0.1%) offset by the impact of decreased leverage on lower average weekly sales (+0.1%).

Pei Wei:  Occupancy costs increased primarily due to $0.2 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.2%).
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

Consolidated general and administrative costs decreased primarily due to a $1.7 million decline in share-based compensation expense principally resulting from a decrease in fair value of the performance units and other cash-settled awards and a $0.7 million decrease in incentive accruals, partially offset by a $0.9 million increase in health insurance costs, $0.6 million in higher management salaries and $0.5 million of additional compensation expense resulting from Plan participants' unrealized holding gains associated with the Restoration Plan liabilities.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to an increase of $0.4 million related to leasehold improvement asset life adjustments and $0.3 million of depreciation expense for new restaurants that opened during fiscal 2010, partially offset by a $0.2 million decrease in depreciation due to furniture, fixtures, and equipment that were fully depreciated during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to decreased leverage on lower average weekly sales (+0.2%) and leasehold improvement asset life adjustments (+0.2%).

Pei Wei:  Depreciation and amortization expenses increased due to a $0.6 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate and $0.2 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate (+0.8%) and the impact of decreased leverage on lower average weekly sales (+0.2%).
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

Bistro: Preopening expense decreased primarily due to the impact of no new restaurant openings during the second quarter of fiscal 2011 compared to opening two restaurants during the second quarter of fiscal 2010.

Pei Wei: Preopening expense increased primarily due to the impact of opening two new restaurants during the second quarter of fiscal 2011 compared to no new restaurant openings during the second quarter of fiscal 2010.
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

The increase in consolidated partner investment expense is primarily due to the impact of fewer early buyouts during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
Interest and Other Income (Expense), Net

Interest income earned primarily relates to advances under the loan facility and interest bearing overnight deposits. Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line (to the extent balances are outstanding) and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset for the Restoration Plan liabilities in general and administrative expense.

The change in consolidated interest and other income (expense), net was primarily due to a $0.4 million increase in unrealized holding gains associated with investments in the Restoration Plan, $0.3 million lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010 as well as a $0.1 million increase in interest income.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 25.6% for the second quarter of fiscal 2011 compared to 28.7% for the second quarter of fiscal 2010.  The income tax rate for both fiscal 2011 and fiscal 2010 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.  Pei Wei and Global Brand Development employees are not tipped.  As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

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

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to lower restaurant net income and the full year impact of noncontrolling interest buyouts that occurred during fiscal 2010.

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of eighty noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Results for the six month periods ended July 3, 2011 and July 4, 2010
Our consolidated operating results were as follows (dollars in thousands):

	Six Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$625,945		$621,744		$4,201	0.7%
Restaurant licensing	1,333		1,237		96	7.8%
Retail licensing	1,105		228		877	—
Total revenues	628,383	100.0%	623,209	100.0%	5,174	0.8%
Costs and expenses:
Cost of sales	165,497	26.3%	165,730	26.6%	(233)	(0.1)%
Labor	211,785	33.7%	206,770	33.2%	5,015	2.4%
Operating	106,278	16.9%	104,350	16.7%	1,928	1.8%
Occupancy	37,106	5.9%	36,447	5.8%	659	1.8%
General and administrative	39,444	6.3%	38,818	6.2%	626	1.6%
Depreciation and amortization	40,478	6.4%	38,336	6.2%	2,142	5.6%
Preopening expense	611	0.1%	965	0.2%	(354)	(36.7)%
Partner investment expense	(176)	0.0%	(124)	0.0%	(52)	41.9%
Total costs and expenses	601,023	95.6%	591,292	94.9%	9,731	1.6%
Income from operations	27,360	4.4%	31,917	5.1%	(4,557)	(14.3)%
Interest and other income (expense), net	332	0.1%	(1,080)	(0.2)%	1,412	—
Income from continuing operations before taxes	27,692	4.4%	30,837	4.9%	(3,145)	(10.2)%
Provision for income taxes	(7,698)	(1.2)%	(8,932)	(1.4)%	1,234	(13.8)%
Income from continuing operations, net of tax	19,994	3.2%	21,905	3.5%	(1,911)	(8.7)%
Income (loss) from discontinued operations, net of tax	(29)	0.0%	6	0.0%	(35)	—
Net income	19,965	3.2%	21,911	3.5%	(1,946)	(8.9)%
Less net income attributable to noncontrolling interests	277	0.0%	447	0.1%	(170)	(38.0)%
Net income attributable to PFCB	$19,688	3.1%	$21,464	3.4%	$(1,776)	(8.3)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.

Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Six Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Total revenues	$467,008	100.0%	$464,132	100.0%	$2,876	0.6%
Costs and expenses:
Cost of sales	122,092	26.1%	123,625	26.6%	(1,533)	(1.2)%
Labor	158,234	33.9%	154,961	33.4%	3,273	2.1%
Operating	77,225	16.5%	76,729	16.5%	496	0.6%
Occupancy	26,199	5.6%	25,894	5.6%	305	1.2%
Depreciation and amortization	28,934	6.2%	27,897	6.0%	1,037	3.7%
Preopening expense	26	0.0%	791	0.2%	(765)	(96.7)%
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	148	0.0%	164	0.0%	(16)	(9.8)%
Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Six Months Ended
	July 3, 2011	% of Revenues	July 4, 2010	% of Revenues	Change	% Change
Total revenues	$158,937	100.0%	$157,612	100.0%	$1,325	0.8%
Costs and expenses:
Cost of sales	43,405	27.3%	42,105	26.7%	1,300	3.1%
Labor	53,551	33.7%	51,809	32.9%	1,742	3.4%
Operating	29,053	18.3%	27,621	17.5%	1,432	5.2%
Occupancy	10,907	6.9%	10,553	6.7%	354	3.4%
Depreciation and amortization	10,327	6.5%	9,409	6.0%	918	9.8%
Preopening expense	585	0.4%	174	0.1%	411	—
Partner investment expense	(176)	(0.1)%	(124)	(0.1)%	(52)	41.9%
Net income attributable to noncontrolling interests	129	0.1%	283	0.2%	(154)	(54.4)%
Percentages over 100% are not displayed.
Revenues
Restaurant Sales
Each segment contributed as follows:

Bistro:  The increase in revenues was primarily attributable to incremental new store revenues of $8.1 million, comprised of a full six months of revenues from the four new stores that opened during fiscal 2010. The increase was partially offset by a $5.2 million decrease in revenues for stores open prior to fiscal 2010 including traffic declines, partially offset by the benefit of a two to three percent menu price increase.

Pei Wei:  The increase in revenues was primarily attributable to incremental new store revenues of $3.6 million, comprised of revenues generated by the five new stores that opened during fiscal 2011 and a full six months of revenues from the two new stores that opened during fiscal 2010. The increase was partially offset by a $2.3 million decrease in revenues for stores open prior to fiscal 2010 primarily due to net unfavorable shifts in product mix and traffic, partially offset by the benefit of a two to three percent menu price increase. The decrease also included approximately $1.1 million in lost sales resulting from temporary Arizona store closures during the first quarter of fiscal 2011.

Restaurant Licensing

The increase in revenues was attributable to $0.8 million of higher royalty fees primarily due to a greater number of international locations open through the second quarter of fiscal 2011 partially offset by $0.7 million of initial territory fees recognized during the first half of fiscal 2010.

Retail Licensing

The increase in revenues was primarily attributable to two full quarters of retail product sales in fiscal 2011 in addition to higher retail product sales and an escalation in the royalty percentage in the second quarter of fiscal 2011.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues decreased primarily due to net favorable product mix shifts and operational efficiencies, partially offset by the net impact of unfavorable commodity pricing (+0.4%) primarily related to seafood, beef, Asian imports, produce and poultry partially offset by lower wok oil costs.

Pei Wei:  Cost of sales as a percentage of revenues increased primarily due to the net unfavorable impact of product mix shifts and yield fluctuations as well as the net impact of unfavorable commodity pricing (+0.3%) primarily related to beef, poultry, produce, Asian imports and seafood, partially offset by lower wok oil and rice costs.
Labor

Each segment contributed as follows:

Bistro:  Labor expenses increased primarily due to $2.7 million of labor expenses at new restaurants that opened during fiscal 2010, a $1.7 million increase in incentive accruals, $1.0 million of average wage rate pressure, $0.8 million higher workers' compensation insurance expense, and $0.6 million higher health insurance costs, partially offset by a $3.9 million decrease in culinary and hospitality labor costs primarily resulting from scheduling efficiencies due to lapping of the initial happy hour rollout during fiscal 2010.

As a percentage of revenues, labor expenses increased due to higher incentive accruals (+0.4%), higher workers' compensation insurance expense (+0.2%) and higher health insurance costs (+0.1%). In addition, the increase was also due to average wage rate pressure and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature. These increases were partially offset by improved operational efficiencies in hospitality and culinary positions due to lapping of the initial happy hour rollout during fiscal 2010 (-0.6%).

Pei Wei:   Labor expenses increased primarily due to $1.5 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $0.3 million higher workers' compensation insurance expense and a $0.2 million increase in hospitality and culinary labor costs, partially offset by a $0.4 million decrease in  management incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions and new restaurants (+0.8%) and higher workers' compensation insurance expense (+0.2%), partially offset by lower management incentive accruals (-0.2%). Additionally, the increases were also partially offset by average wage rate relief.
Operating

Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $1.5 million of operating expenses at new restaurants that opened during fiscal 2010 and $1.3 million higher repairs and maintenance costs, partially offset by $1.3 million lower marketing spend, $0.6 million lower utilities costs and $0.4 million lower restaurant supply costs.

As a percentage of revenues, operating expenses increased primarily due to higher repairs and maintenance costs (+0.3%)

partially offset by lower marketing spend (-0.3%).

Pei Wei:  Operating expenses increased primarily due to $0.7 million higher marketing spend, $0.6 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 and $0.4 million higher repairs and maintenance costs.

As a percentage of revenues, operating expenses increased primarily due to higher marketing spend (+0.5%) and higher repairs and maintenance costs (+0.2%).
Occupancy

Each segment contributed as follows:

Bistro:  Occupancy costs increased primarily due to $0.7 million of occupancy costs at new restaurants that opened during fiscal 2010 partially offset by a $0.4 million decrease in rent expense.

As a percentage of revenues, occupancy costs were consistent primarily due to lower rent expense (-0.1%) offset by the impact of decreased leverage on lower average weekly sales (+0.1%)

Pei Wei: Occupancy costs increased primarily due to $0.3 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.1%).
General and Administrative

Consolidated general and administrative costs increased primarily due to $1.0 million higher health insurance costs, a $0.8 million increase in incentive accruals, a $0.6 million increase in legal costs, $0.5 million of additional compensation expense resulting from Plan participants' unrealized holding gains associated with the Restoration Plan liabilities and $0.5 million higher management salaries, partially offset by $2.9 million lower share-based compensation expense principally resulting from a decrease in fair value of the performance units and other cash-settled awards.

Depreciation and Amortization

Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to an increase of $0.8 million related to leasehold improvement asset life adjustments, $0.6 million of depreciation expense for new restaurants that opened during fiscal 2010 and $0.3 million for depreciation of computer equipment assets purchased in fiscal 2010 that had previously been leased. These increases were partially offset by a $0.5 million decrease in depreciation due to furniture, fixtures, and equipment that were fully depreciated during fiscal 2011 and fiscal 2010 and $0.2 million lower asset retirements.

As a percentage of revenues, depreciation and amortization expense increased primarily related to leasehold improvement asset life adjustments (+0.2%), depreciation of computer equipment assets purchased in fiscal 2010 that had previously been leased (+0.1%) and decreased leverage on lower average weekly sales (+0.1%). These increases were partially offset by a reduction in depreciation due to furniture, fixtures, and equipment that were fully depreciated during fiscal 2011 and fiscal 2010 (-0.1%) and lower retirements (-0.1%).

Pei Wei: Depreciation and amortization expenses increased primarily due to a $0.6 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate and $0.3 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate (+0.4%), the impact of decreased leverage on lower average weekly sales (+0.1%) and depreciation of computer equipment assets purchased in fiscal 2010 that had previously been leased (+0.1%).
Preopening Expense

Each segment contributed as follows:

Bistro:  Preopening expense decreased primarily due to the impact of no new restaurant store openings during fiscal 2011 compared to two new restaurant openings during fiscal 2010.

Pei Wei: Preopening expense increased primarily due to the impact of opening five new restaurants during fiscal 2011 compared to one new restaurant during fiscal 2010.
Partner Investment Expense

The decrease in consolidated partner investment expense is primarily due to the impact of a greater number of early buyouts during the first half of fiscal 2011 compared to the first half of fiscal 2010.
Interest and Other Income (Expense), Net

The change in consolidated interest and other income (expense), net was primarily due to a $0.4 million increase in unrealized holding gains associated with investments in the Restoration Plan, $0.8 million lower interest expense resulting from the repayment of the entire $40.0 million in outstanding credit line borrowings during the second quarter of 2010 as well as a $0.3 million increase in interest income.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 28.1% for the first half of fiscal 2011 compared to 29.4% for the first half of fiscal 2010.  The income tax rate for both fiscal 2011 and fiscal 2010 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.  Pei Wei and Global Brand Development employees are not tipped.  As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

Management has evaluated all positive and negative evidence concerning the realizability of deferred tax assets and has determined that, with the exception of a small amount of state net operating losses, we will recognize sufficient future taxable income to realize the benefit of our deferred tax assets.
Net Income Attributable to Noncontrolling Interests

Each segment contributed as follows:

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to lower restaurant net income and the full year impact of noncontrolling interest buyouts that occurred during fiscal 2010.

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of eighty noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Liquidity and Capital Resources
Cash Flow

Our primary source of liquidity is cash provided by operations. Historically, our capital resources have primarily been used for construction of new restaurants. More recently, our capital resources have been used for repurchases of our common stock, repayments of long-term debt and payments of cash dividends.

The following table presents a summary of our cash flows for the six months ended July 3, 2011 and July 4, 2010 (in thousands):

	July 3, 2011	July 4, 2010
Net cash provided by operating activities	$40,591	$37,779
Net cash used in investing activities	(17,807)	(20,172)
Net cash used in financing activities	(35,045)	(42,848)
Net decrease in cash and cash equivalents	$(12,261)	$(25,241)

Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense, partially offset by a net decrease in operating assets and operating liabilities. The change in operating activities is primarily due to lower cash paid for income taxes, changes in accrued payroll and lease obligations and collection of tenant incentives from landlords.
Investing Activities

Investing activities were primarily related to capital expenditures of $16.6 million and $18.3 million during the first half of fiscal years 2011 and 2010, respectively, and advances under the loan facility to True Food Kitchen of $1.2 million and $1.8 million, respectively.

We expect to open two new Bistro restaurants and five new Pei Wei restaurants during fiscal 2011, of which all of the Pei Wei restaurants were open by the end of the second quarter of 2011. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. We expect total gross capital expenditures for fiscal 2011 to approximate $35.0 million to $40.0 million.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for the three and six months ended July 3, 2011 and July 4, 2010. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended July 3, 2011:
New company restaurants	$4,359	$—	$3,405	$954
Existing company restaurants and support	5,623	258	3,944	1,421
Total capital expenditures	$9,982	$258	$7,349	$2,375
Repairs and maintenance expense	$4,718	$—	$3,785	$933

For the Three Months Ended July 4, 2010:
New company restaurants	$5,702	$—	$5,009	$693
Existing company restaurants and support	5,862	1,193	3,388	1,281
Total capital expenditures	$11,564	$1,193	$8,397	$1,974
Repairs and maintenance expense	$3,738	$33	$2,937	$768

For the Six Months Ended July 3, 2011:
New company restaurants	$6,796	$—	$3,787	$3,009
Existing company restaurants and support	9,819	874	6,716	2,229
Total capital expenditures	$16,615	$874	$10,503	$5,238
Repairs and maintenance expense	$9,119	$11	$7,244	$1,864

For the Six Months Ended July 4, 2010:
New company restaurants	$9,007	$—	$8,073	$934
Existing company restaurants and support	9,298	1,642	5,587	2,069
Total capital expenditures	$18,305	$1,642	$13,660	$3,003
Repairs and maintenance expense	$7,740	$60	$6,134	$1,546
Financing Activities

Financing activities during the first half of fiscal 2011 and 2010 included repurchases of common stock of $23.7 million and $11.1 million, respectively, and payment of cash dividends totaling $11.4 million and $4.0 million, respectively. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $2.3 million and $12.8 million during the first half of fiscal 2011 and 2010, respectively, and debt repayments of $41.0 million during the first half of fiscal 2010. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
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

In the longer term, in the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility

The senior credit facility (“Credit Facility”) with several commercial financial institutions, allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of July 3, 2011 as the leverage ratio was 0.94:1 and the fixed charge coverage ratio was 2.63:1.

We currently have $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for our workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $57.8 million at July 3, 2011.
Cash Dividends

Based on the Board of Directors' authorization, on July 27, 2011 we announced a fixed cash dividend of $0.25 per share which will be paid August 22, 2011 to all shareholders of record at the close of business on August 8, 2011. Based on shares outstanding at July 3, 2011, the total dividend payment will approximate $5.6 million during the third quarter of fiscal 2011.

Cash dividends are expected to approximate $21 million to $22 million related to fiscal 2011 earnings. Cash dividends are paid quarterly in arrears. In prior quarters, cash dividends were variable and calculated based on 45% of our quarterly net income. Beginning with the second quarter of fiscal 2011, our Board of Directors approved a quarterly fixed cash dividend which is currently set at $0.25 per share.
Share Repurchase Program

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.5 million shares of our common stock for $210.8 million at an average price of $32.27 since July 2006. Included in this total are 0.6 million shares of common stock repurchased during the first half of 2011 for $23.7 million at an average price of $42.47.

At July 3, 2011, there remains $35.5 million available under our current share repurchase authorization of $100.0 million, which expires December 2011. We plan to repurchase the remaining shares available under the current share repurchase authorization during fiscal 2011.
Purchases of Noncontrolling Interests
As of July 3, 2011, there were 20 partners within our partnership system representing 56 partnership interests. During the first half of fiscal 2011, we had the opportunity to purchase eleven noncontrolling interests which had reached the five-year threshold period during the year, as well as fifteen additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 26 noncontrolling interests in their entirety for a total of $2.0 million, all of which was paid in cash.

During the remainder of fiscal 2011, we will have the opportunity to purchase eleven additional noncontrolling interests. If all of these interests are purchased, the total purchase price will approximate $0.5 million to $0.8 million based upon the estimated fair value of the respective interests at July 3, 2011.
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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, filed with the Securities and Exchange Commission on February 16, 2011, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q before you decide to invest in our common stock. The risks described in our Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q filed April 27, 2011, have not materially changed. If any of the risks described in the Quarterly Report on Form 10-Q filed April 27, 2011 and our Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 6.5 million shares of our common stock for $210.8 million at an average price of $32.27 since July 2006. Included in this total are 0.6 million shares of common stock repurchased during the first half of 2011 for $23.7 million at an average price of $42.47.

At July 3, 2011, there remains $35.5 million available under our current share repurchase authorization of $100.0 million, which expires December 2011.

The following table sets forth our share repurchases of common stock during each period in the second quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
April 4, 2011 - May 8, 2011	154,640	$44.68	154,640	$46,066,745
May 9, 2011 - June 5, 2011	134,500	$39.29	134,500	$40,782,240
June 6, 2011 - July 3, 2011	134,800	$39.09	134,800	$35,512,908
Total	423,940		423,940	$35,512,908

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on July 27, 2011.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: July 27, 2011

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