Form 10-Q/A
period 2011-07-03
P F CHANGS CHINA BISTRO INC
filed 2011-08-22
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

P.F. Chang's China Bistro, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended July 3, 2011, filed with the Securities and Exchange Commission on July 27, 2011 (the “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the interactive data files includes Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)*	Amended and Restated Certificate of Incorporation.

3(ii)(2)*	Amended and Restated Bylaws.

4.1(3)*	Specimen Common Stock Certificate.

4.2(3)*	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.25(4)*	Amended and Restated 2006 Equity Incentive Plan.

†10.39(4)*	Executive Employment Agreement between the Company and Lane Cardwell, dated April 20, 2011.

†10.40(4)*	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan, dated April 20, 2011.

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at July 3, 2011 and January 2, 2011, (ii) Consolidated Statements of Income for the three and six months ended July 3, 2011 and July 4, 2010, (iii) Consolidated Statements of Equity for the six months ended July 3, 2011 and July 4, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	These exhibits were previously included in the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, filed with the Securities and Exchange Commission on July 27, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 22, 2011.

P.F. CHANG’S CHINA BISTRO, INC.
By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: August 22, 2011