Form 10-Q
period 2011-10-02
P F CHANGS CHINA BISTRO INC
filed 2011-10-27
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 2, 2011, there were 21,209,548 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2011	January 2, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,249	$71,452
Inventories	5,910	5,542
Other current assets	40,971	46,613
Total current assets	100,130	123,607
Property and equipment, net	426,154	459,469
Goodwill	6,819	6,819
Intangible assets, net	18,232	19,957
Other assets	28,241	24,837
Total assets	$579,576	$634,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,735	$20,611
Construction payable	3,793	1,562
Accrued expenses	71,989	71,714
Unearned revenue	27,673	38,371
Current portion of long-term debt	18,063	63
Total current liabilities	142,253	132,321
Lease obligations	110,993	113,977
Long-term debt	1,167	1,195
Other liabilities	10,187	24,753
Total liabilities	264,600	272,246
Commitments and contingencies (Note 13)	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 21,209,548 shares and 22,833,165 shares issued and outstanding at October 2, 2011 and January 2, 2011, respectively	21	23
Additional paid-in capital	254,488	250,019
Treasury stock, at cost, 7,683,449 shares and 5,973,623 shares at October 2, 2011 and January 2, 2011, respectively	(246,370)	(187,112)
Retained earnings	305,625	296,564
Total PFCB common stockholders’ equity	313,764	359,494
Noncontrolling interests	1,212	2,949
Total equity	314,976	362,443
Total liabilities and equity	$579,576	$634,689
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Revenues:
Restaurant sales	$298,976	$307,499	$924,921	$929,243
Restaurant licensing	764	394	2,097	1,631
Retail licensing	877	517	1,982	745
Total revenues	300,617	308,410	929,000	931,619
Costs and expenses:
Cost of sales	77,821	78,380	243,318	244,110
Labor	102,146	101,620	313,931	308,390
Operating	54,456	52,058	160,734	156,408
Occupancy	18,390	18,504	55,496	54,951
General and administrative (Note 11)	12,664	23,226	52,108	62,044
Depreciation and amortization (Note 2)	24,845	19,318	65,323	57,654
Preopening expense	629	572	1,240	1,537
Partner investment expense	(60)	(147)	(236)	(271)
Total costs and expenses	290,891	293,531	891,914	884,823
Income from operations	9,726	14,879	37,086	46,796
Interest and other income (expense), net	(947)	175	(615)	(905)
Income from continuing operations before taxes	8,779	15,054	36,471	45,891
Provision for income taxes	(2,439)	(4,417)	(10,137)	(13,349)
Income from continuing operations, net of tax	6,340	10,637	26,334	32,542
Income (loss) from discontinued operations, net of tax	10	—	(19)	6
Net income	6,350	10,637	26,315	32,548
Less net income attributable to noncontrolling interests	39	172	316	619
Net income attributable to PFCB	$6,311	$10,465	$25,999	$31,929
Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.29	$0.46	$1.18	$1.41
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	0.00
Net income attributable to PFCB common stockholders	$0.29	$0.46	$1.18	$1.41
Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.29	$0.45	$1.16	$1.38
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00	0.00	0.00
Net income attributable to PFCB common stockholders	$0.29	$0.45	$1.16	$1.38
Weighted average shares used in computation:
Basic	21,479	22,697	22,084	22,719
Diluted	21,758	23,070	22,413	23,150

Cash dividends declared per share	$0.25	$0.21	$0.71	$0.63

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$6,301	$10,465	$26,018	$31,923
Income (loss) from discontinued operations, net of tax	10	—	(19)	6
Net income attributable to PFCB	$6,311	$10,465	$25,999	$31,929
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders
					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Noncontrolling Interests
	Shares	Amount						Total
Balances, January 3, 2010	22,911	$28	$217,181	$(146,022)	$(294)	$264,456	$4,961	$340,310
Issuance of common stock under stock option plans	660	—	18,310	—	—	—	—	18,310
Issuance of common stock under employee stock purchase plan	56	—	2,185	—	—	—	—	2,185
Shares withheld for taxes on restricted stock, net of forfeitures	(59)	—	(1,169)	—	—	—	—	(1,169)
Purchases of treasury stock	(603)	(5)	—	(26,195)	—	—	—	(26,200)
Share-based compensation expense (1)	—	—	4,049	—	—	—	—	4,049
Tax benefit from share-based compensation, net	—	—	2,440	—	—	—	—	2,440
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,013)	(1,013)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests, net of tax benefit	—	—	(277)	—	—	—	(1,086)	(1,363)
Partner investment expense	—	—	—	—	—	—	(271)	(271)
Partner bonus expense, imputed	—	—	—	—	—	—	302	302
Cash dividends paid	—	—	15	—	—	(9,691)	—	(9,676)
Net income	—	—	—	—	—	31,929	619	32,548
Balances, October 3, 2010	22,965	$23	$242,734	$(172,217)	$—	$286,694	$3,522	$360,756

Balances, January 2, 2011	22,833	$23	$250,019	$(187,112)	$—	$296,564	$2,949	$362,443
Issuance of common stock under stock option plans	30	—	792	—	—	—	—	792
Issuance of common stock under employee stock purchase plan	60	—	2,214	—	—	—	—	2,214
Shares withheld for taxes on restricted stock, net of forfeitures	(4)		(14)					(14)
Purchases of treasury stock	(1,709)	(2)	—	(59,258)	—	—	—	(59,260)
Share-based compensation expense (1)	—	—	2,855	—	—	—	—	2,855
Tax benefit from share-based compensation, net	—	—	131	—	—	—	—	131
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(528)	(528)
Purchases of noncontrolling interests, net of tax benefit	—	—	(1,538)	—	—	—	(1,435)	(2,973)
Partner investment expense	—	—	—	—	—	—	(236)	(236)
Partner bonus expense, imputed	—	—	—	—	—	—	146	146
Cash dividends paid	—	—	29	—	—	(16,938)	—	(16,909)
Net income	—	—	—	—	—	25,999	316	26,315
Balances, October 2, 2011	21,210	$21	$254,488	$(246,370)	$—	$305,625	$1,212	$314,976

(1)	Share-based compensation expense includes equity-classified awards only.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Operating Activities:
Net income	$26,315	$32,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (Note 2)	65,323	57,654
Share-based compensation	(1,328)	10,081
Partner investment expense	(236)	(271)
Partner bonus expense, imputed	146	302
Deferred income taxes	(7,857)	(3,991)
Tax benefit from share-based compensation	(207)	(2,555)
Other	97	188
Changes in operating assets and liabilities:
Inventories	(368)	(38)
Other current assets	6,587	163
Other assets	(2,659)	(370)
Accounts payable	124	(1,652)
Accrued expenses	(4,288)	(10,580)
Unearned revenue	(10,698)	(10,611)
Lease obligations	(2,824)	(637)
Other liabilities	1,139	2,175
Net cash provided by operating activities	69,266	72,406
Investing Activities:
Capital expenditures	(27,555)	(26,657)
Receivable under loan facility (Note 13)	(1,157)	(4,282)
Capitalized interest	(63)	(60)
Net cash used in investing activities	(28,775)	(30,999)
Financing Activities:
Purchases of treasury stock	(59,260)	(26,200)
Payments of cash dividends	(16,909)	(9,676)
Borrowings on credit facility	18,000	—
Proceeds from net share issuances	2,992	19,326
Purchases of noncontrolling interests, net of tax benefit	(2,973)	(1,363)
Distributions to noncontrolling interest partners	(528)	(1,013)
Tax benefit from share-based compensation	207	2,555
Payments of capital lease obligations	(160)	(148)
Repayments of long-term debt	(63)	(41,236)
Contributions from noncontrolling interest partners	—	10
Net cash used in financing activities	(58,694)	(57,745)
Net decrease in cash and cash equivalents	(18,203)	(16,338)
Cash and cash equivalents at the beginning of the period	71,452	63,499
Cash and cash equivalents at the end of the period	$53,249	$47,161

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$13,323	$24,684
Cash paid for interest	$607	$1,658
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

As of October 2, 2011, P.F. Chang's China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 202 full service restaurants under the name P.F. Chang's China Bistro (the “Bistro”) and 173 quick casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”) throughout the United States. There are also thirteen Bistro restaurants in Mexico and the Middle East, all operated under development and licensing agreements, and two Bistro locations in Hawaii which are operated under a joint venture arrangement in which the Company owns a noncontrolling interest. Through an exclusive licensing agreement with Unilever, a premium line of P.F Chang's branded frozen Asian-style entrées is available in numerous retail outlets throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 2011 are not necessarily indicative of the results that may be expected for the year ending January 1, 2012.

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

Testing Goodwill for Impairment (ASU No. 2011-08)
(Included in ASC 350 “Intangibles - Goodwill and Other”)

ASU No. 2011-08 is intended to simplify goodwill impairment testing. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU No. 2011-08 in fiscal 2012 and is currently evaluating the option of the addition of a qualitative assessment in its goodwill impairment testing.

2. Impairment Charges

During the nine months ended October 2, 2011, the Company identified one Bistro restaurant and three Pei Wei restaurants with negative historical restaurant-level cash flows as part of its quarterly long-lived asset impairment analysis. Based on discounted future cash flows, the asset carrying value exceeded the fair value of the long-lived assets at these restaurants. As a result, during the three and nine months ended October 2, 2011, the Company recognized non-cash impairment charges of $4.8 million ($3.5 million net of tax) and $5.4 million ($3.9 million net of tax), respectively, in depreciation and amortization expense in the consolidated statements of income, related to the full write-off of the carrying value of the long-lived assets at these restaurants which continue to operate. No impairment charges were recorded during the three and nine months ended October 3, 2010.

3. Discontinued Operations

Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Income (loss) from discontinued operations before income taxes	$17	$—	$(30)	$10
Income tax (expense) benefit	(7)	—	11	(4)
Income (loss) from discontinued operations, net of tax	$10	$—	$(19)	$6

As of the date of this 10-Q, lease termination agreements for seven and sublease agreements for two of the ten closed locations have been executed. The Company continues to pursue a potential sub-tenant agreement for the remaining closed location.

4. Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units (“RSUs”) outstanding under the Company's equity plans and employee stock purchase plan. For the three months ended October 2, 2011 and October 3, 2010, 1.3 million and 1.2 million of the Company's options were excluded from the calculation due to their anti-dilutive effect. For the nine months ended October 2, 2011 and October 3, 2010, 1.0 million and 1.2 million, respectively, of the Company's shares were excluded from the calculation due to their anti-dilutive effect.

The Company began paying quarterly cash dividends to its shareholders during the second quarter of fiscal 2010. The Company's restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the three and nine months ended October 2, 2011 and October 3, 2010, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

5. Other Current Assets
Other current assets consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Current portion of deferred tax asset	$12,512	$11,774
Receivables	11,017	14,300
Income taxes receivable	6,008	10,427
Prepaid rent	5,899	5,730
Other	5,535	4,382
Total other current assets	$40,971	$46,613

6. Other Assets
Other assets consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Liquor licenses, net	$6,573	$6,707
Receivable under loan facility (1)	6,350	5,193
Restoration Plan investments	5,714	5,087
Software, net	5,707	6,007
Deposits	2,698	1,305
Deferred income tax asset (2)	665	—
Other assets, net	534	538
Total other assets	$28,241	$24,837

(1)	See Note 13 for further details on the receivable under the loan facility.

(2)	The net long-term deferred income tax balance was in other liabilities at January 2, 2011.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Accrued payroll	$21,725	$24,748
Accrued insurance	19,367	17,909
Sales and use tax payable	5,459	7,138
Accrued rent	3,231	3,749
Property tax payable	2,885	3,739
Cash-settled awards(1)	2,524	—
Performance units(1)	2,038	—
Other accrued expenses	14,760	14,431
Total accrued expenses	$71,989	$71,714

(1)	Performance units and cash-settled awards that will vest in more than one year were classified in other liabilities at January 2, 2011. See Note 11 for additional discussion.

8. Long-Term Debt
Credit Facility
The senior credit facility (“Credit Facility”) allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. The Company amended and restated its Credit Facility on October __, 2011. See Note 14 for further details on the Credit Facility.

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries. As of October 2, 2011, the Company had borrowings outstanding under the Credit Facility totaling $18.0 million as well as $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $39.8 million at October 2, 2011.

9. Other Liabilities
Other liabilities consist of the following (in thousands):

	October 2, 2011	January 2, 2011
Restoration Plan liabilities	$6,465	$5,517
Cash-settled awards (1)	1,585	4,562
Deferred income tax liability (2)	—	6,378
Performance units(1)	—	5,763
Other	2,137	2,533
Total other liabilities	$10,187	$24,753

(1)	Performance units and cash-settled awards that will vest within one year were classified in accrued expenses at October 2, 2011.

(2)	The net long-term deferred income tax balance was in other assets at October 2, 2011.

10. Fair Value Measurements

The Company's financial assets and financial liabilities measured at fair value at October 2, 2011 and January 2, 2011 are summarized below (in thousands):

	October 2,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$48,505	$—	$48,505	$—	market approach
Restoration Plan investments	5,714	—	5,714	—	market approach
Restoration Plan liabilities	(6,465)	—	(6,465)	—	market approach
Total	$47,754	$—	$47,754	$—

	January 2,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2011	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$63,990	$—	$63,990	$—	market approach
Restoration Plan investments	5,087	—	5,087	—	market approach
Restoration Plan liabilities	(5,517)	—	(5,517)	—	market approach
Total	$63,560	$—	$63,560	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheets at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government-backed securities at October 2, 2011.

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

There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three and nine months ended October 2, 2011.

11. Share-Based Compensation

The Company has granted equity-classified awards in the form of stock options, restricted stock and restricted stock units (“RSUs”) and liability-classified awards in the form of performance units, cash-settled stock appreciation rights (“SARs”) and cash-settled stock-based awards (restricted cash units or “RCUs”) to certain employees and directors.
Equity-Classified Awards
Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. Restricted stock and RSUs were granted with the fair value determined based on the Company's closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. During the second quarter of fiscal 2011, the Company issued RSUs to members of its Board of Directors in accordance with the non-employee director plan.
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
At October 2, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $12.50 per unit was $1.88 and $8.30 per unit, respectively. At October 2, 2011 and January 2, 2011, the fair value of the performance units with a maximum value of $9.00 per unit was $1.84 and $6.41 per unit, respectively. The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of the Company's stock price and the Russell 2000 Index. At October 2, 2011 and January 2, 2011, the performance unit liability was reflected in the consolidated balance sheets as $2.0 million of accrued expenses and $5.8 million of other liabilities, respectively.

Total cumulative expense recognized for the performance units from date of grant through October 2, 2011 was $2.0 million based on the current estimated fair values of $1.88 and $1.84 per unit. The recognition of additional share-based compensation expense or benefit, if any, will be dependent on the final fair value at year-end and could vary significantly.
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
At October 2, 2011, the recorded liability of cash-settled awards totaled $4.1 million ($2.5 million reflected in accrued expenses for awards that will vest within one year and $1.6 million reflected in other liabilities in the consolidated balance sheets). At January 2, 2011, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $4.6 million.
During the third quarter of fiscal 2011, the Company granted RCUs to eligible employees in conjunction with its annual long-term incentive award grant. There were no SARs granted during the nine months ended October 2, 2011.

The fair value of the SARs and RCUs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three and Nine Months Ended October 2, 2011		Three and Nine Months Ended October 3, 2010
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.2%	0.5%	0.5%	0.9%
Expected life of cash-settled awards (years)	1.7	2.9	2.5	3.9
Expected stock volatility	38.1%	38.4%	47.0%	46.8%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

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
Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Equity-classified awards:
Labor	$—	$23	$—	$100
General and administrative	769	1,342	2,860	3,949
Liability-classified awards:
General and administrative	(4,570)	3,176	(3,970)	6,133
Total share-based compensation (1)	(3,801)	4,541	(1,110)	10,182
Less tax (benefit) expense	1,060	(1,348)	311	(3,002)
Total share-based compensation, net of tax (2)	$(2,741)	$3,193	$(799)	$7,180

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs and expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

(2)
During the third quarter of fiscal 2011, share-based compensation expense declined due to a decrease in the fair value of the performance units and cash-settled awards, which is reflected as a cumulative adjustment to share-based compensation expense.

Unvested Share-Based Compensation Expense
At October 2, 2011, unvested share-based compensation expense for equity-classified awards, net of forfeitures, totaled $0.4 million for stock options and $0.5 million for restricted stock and RSUs. This expense will be recognized over the remaining weighted average vesting period which is approximately 0.9 years for stock options and 0.4 years for restricted stock and RSUs.

At October 2, 2011, unvested share-based compensation expense for liability-classified awards totaled $0.2 million for performance units and $5.6 million for RCUs and SARs. This expense will be recognized over the remaining weighted average vesting period which is approximately 0.3 years for performance units and 2.2 years for RCUs and SARs.

12. Segment Reporting

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
The following table presents information about reportable segments (in thousands):

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended October 2, 2011:
Revenues	$300,617	$1,641	$223,118	$75,858
Segment profit	22,920	960	17,633	4,327
Capital expenditures	10,940	250	9,560	1,130
Depreciation and amortization	24,845	681	17,958	6,206
For the Three Months Ended October 3, 2010:
Revenues	$308,410	$911	$231,309	$76,190
Segment profit	38,358	383	30,765	7,210
Capital expenditures	8,352	364	6,119	1,869
Depreciation and amortization	19,318	528	14,018	4,772
For the Nine Months Ended October 2, 2011:
Revenues	$929,000	$4,079	$690,126	$234,795
Segment profit	89,882	2,181	71,809	15,892
Capital expenditures	27,555	1,124	20,063	6,368
Depreciation and amortization	65,323	1,898	46,892	16,533
For the Nine Months Ended October 3, 2010:
Revenues	$931,619	$2,376	$695,441	$233,802
Segment profit	109,487	818	85,627	23,042
Capital expenditures	26,657	2,006	19,779	4,872
Depreciation and amortization	57,654	1,558	41,915	14,181
As of October 2, 2011:
Total assets	$579,576	$24,558	$467,975	$87,043
Goodwill	6,819	—	6,566	253
As of January 2, 2011:
Total assets	$634,689	$21,195	$515,927	$97,567
Goodwill	6,819	—	6,566	253

In addition to using consolidated results in evaluating the Company's financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Because preopening and partner investment expenses are associated with expansion of the Company's business and vary in timing and magnitude, they make an accurate assessment of ongoing operations more difficult and are therefore excluded. Additionally, general and administrative expenses are only included in the Company's consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses and the extension of the Company's brands into international markets and retail products. As the Company's expansion is funded entirely from its ongoing restaurant operations, segment profitability is one consideration when determining whether and when to open additional restaurants. See the table below for a reconciliation of segment profit to income from continuing operations before taxes.
Reconciliation of Segment profit to Income from continuing operations before taxes (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Segment profit	$22,920	$38,358	$89,882	$109,487
Less general and administrative	(12,664)	(23,226)	(52,108)	(62,044)
Less preopening expense	(629)	(572)	(1,240)	(1,537)
Less partner investment expense	60	147	236	271
Less interest and other income (expense), net	(947)	175	(615)	(905)
Add net income attributable to noncontrolling interests	39	172	316	619
Income from continuing operations before taxes	$8,779	$15,054	$36,471	$45,891

13. Commitments and Contingencies

Litigation and Other
In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures.  The amount of ultimate loss may differ from these estimates.  The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies, the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.
Loan Facility
During 2009, the Company entered into an agreement with FRC Balance LLC ("FRC"), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of October 2, 2011, the Company had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010.

14. Subsequent Events

Amended Credit Facility

On October 26, 2011, the Company amended and restated the Credit Facility (“Amended Credit Facility”) to provide additional flexibility in its capital structure. The amendment increased the borrowings allowed to $150.0 million from $75.0 million and extended the expiration to October 25, 2016 from August 30, 2013. Borrowings under the Amended Credit Facility bear interest at a rate equal to either (i) adjusted LIBOR plus an applicable margin as defined in the Amended Credit Facility or (ii) the highest of an applicable margin plus (a) the Federal Funds Effective Rate plus one-half of 1.0%, (b) the Prime Rate as announced by JPMorgan Chase Bank or (c) one-month LIBOR plus 1.5% as defined in the Amended Credit Facility. The Amended Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.2%.

The Amended Credit Facility includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to maximum adjusted leverage and minimum fixed charge coverage), as well as customary events of default and certain default provisions that could result in acceleration of the Amended Credit Facility. Specifically, the covenant to maintain a maximum leverage ratio of 2.5:1 has been replaced with a maximum adjusted leverage ratio, as defined, of 3.75:1. The minimum fixed charge ratio, as defined, remains at 1.25:1.

The Amended Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries.

Share Repurchase Program

On October 17, 2011, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices during the period ending December 31, 2013.
Cash Dividends

Based on the Board of Directors' authorization, on October 27, 2011 the Company announced a cash dividend of $0.25 per share which will be paid November 21, 2011 to all shareholders of record at the close of business on November 7, 2011. Based on shares outstanding at October 2, 2011, the total dividend payment will approximate $5.3 million during the fourth quarter of fiscal 2011.

Global Brand Development

During October 2011, the Company signed a development and licensing agreement with Alsea, S.A.B. de C.V., who is developing and operating Bistro restaurants in Mexico, to develop three Pei Wei restaurants throughout Mexico over the next eighteen months. The agreement provides an option for a long-term contract with a commitment to open fifty additional Pei Wei restaurants over ten years. The first location is anticipated to open in Mexico City during the fourth quarter of fiscal 2011.

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
Bistro

As of October 2, 2011, we owned and operated 202 full service Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang's was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. Over the last few years, our new restaurant development has been more modest as we focus our efforts on existing restaurant performance as well as restaurant remodels and refurbishments. We own and operate all of our restaurants in the continental U.S.

We intend to open three new Bistro restaurants during fiscal 2011, one of which was open by the end of the third quarter of fiscal 2011. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.5 million to $4.0 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). Preopening expenses typically average approximately $350,000 to $400,000 per restaurant.
Pei Wei

As of October 2, 2011, we owned and operated 173 quick casual Pei Wei restaurants that offer a menu of fresh, high-quality Asian cuisine and provide a comfortable, quick and casual dine-in experience as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. Over the last few years, our new restaurant development has been more modest as we focus our efforts on existing restaurant performance as well as restaurant remodels.

We opened five new Pei Wei restaurants during fiscal 2011. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses typically average approximately $140,000 to $160,000 per restaurant.
Global Brand Development
International and Other Venues

We are selectively pursuing expansion of our brands into various international markets and other venues. Our licensing agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of restaurant sales ("restaurant licensing revenues").

Since fiscal 2009, we have signed development and licensing agreements with partners who will develop and operate up to 105 Bistro restaurants in international markets over the next five to ten years. As of October 2, 2011, thirteen Bistro restaurants were open in Mexico and the Middle East. During fiscal 2011, our partners collectively expect to open eight new Bistro restaurants, six of which were open as of the end of the third quarter of fiscal 2011.

During October 2011, we signed a development and licensing agreement with Alsea, S.A.B. de C.V., who is developing and operating Bistro restaurants in Mexico, to develop three Pei Wei restaurants throughout Mexico over the next eighteen months. The agreement also provides an option for a long-term contract with a commitment to open fifty additional Pei Wei restaurants over ten years. The first location is anticipated to open in Mexico City during the fourth quarter of fiscal 2011.

Additionally, through a licensing agreement with HMS Host, the first two Pei Wei Asian Diner airport locations are expected to open in John Wayne Orange County Airport and Minneapolis - St. Paul Airport late this year.

We continue to engage in discussions with additional potential partners regarding expansion of our brands.

There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a noncontrolling interest.
Retail

During 2009, we entered into an exclusive licensing agreement with Unilever to develop and launch a premium line of frozen Asian-style entrées in the U.S. under the P.F. Chang's brand. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. The product line became available in numerous retail outlets during the second quarter of 2010, at which time we began recognizing retail licensing revenues. During the third quarter of fiscal 2011, four additional frozen Asian-style noodle entrées were introduced in numerous retail outlets.
Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC, d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in FRC. As of October 2, 2011, we had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2010 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain unaudited quarterly information for the three and nine months ended October 2, 2011 and October 3, 2010, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the three months ended October 2, 2011 and October 3, 2010
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$298,976		$307,499		$(8,523)	(2.8)%
Restaurant licensing	764		394		370	93.9%
Retail licensing	877		517		360	69.6%
Total revenues	300,617	100.0%	308,410	100.0%	(7,793)	(2.5)%
Costs and expenses:
Cost of sales	77,821	25.9%	78,380	25.4%	(559)	(0.7)%
Labor	102,146	34.0%	101,620	32.9%	526	0.5%
Operating	54,456	18.1%	52,058	16.9%	2,398	4.6%
Occupancy	18,390	6.1%	18,504	6.0%	(114)	(0.6)%
General and administrative	12,664	4.2%	23,226	7.5%	(10,562)	(45.5)%
Depreciation and amortization	24,845	8.3%	19,318	6.3%	5,527	28.6%
Preopening expense	629	0.2%	572	0.2%	57	10.0%
Partner investment expense	(60)	0.0%	(147)	0.0%	87	(59.2)%
Total costs and expenses	290,891	96.8%	293,531	95.2%	(2,640)	(0.9)%
Income from operations	9,726	3.2%	14,879	4.8%	(5,153)	(34.6)%
Interest and other income (expense), net	(947)	(0.3)%	175	0.1%	(1,122)	—
Income from continuing operations before taxes	8,779	2.9%	15,054	4.9%	(6,275)	(41.7)%
Provision for income taxes	(2,439)	(0.8)%	(4,417)	(1.4)%	1,978	(44.8)%
Income from continuing operations, net of tax	6,340	2.1%	10,637	3.4%	(4,297)	(40.4)%
Income from discontinued operations, net of tax	10	0.0%	—	0.0%	10	—
Net income	6,350	2.1%	10,637	3.4%	(4,287)	(40.3)%
Less net income attributable to noncontrolling interests	39	0.0%	172	0.1%	(133)	(77.3)%
Net income attributable to PFCB	$6,311	2.1%	$10,465	3.4%	$(4,154)	(39.7)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Total revenues	$223,118	100.0%	$231,309	100.0%	$(8,191)	(3.5)%
Costs and expenses:
Cost of sales	57,677	25.9%	58,135	25.1%	(458)	(0.8)%
Labor	76,273	34.2%	76,533	33.1%	(260)	(0.3)%
Operating	40,602	18.2%	38,554	16.7%	2,048	5.3%
Occupancy	12,955	5.8%	13,242	5.7%	(287)	(2.2)%
Depreciation and amortization	17,958	8.0%	14,018	6.1%	3,940	28.1%
Preopening expense	604	0.3%	411	0.2%	193	47.0%
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	20	0.0%	62	0.0%	(42)	(67.7)%
Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Total revenues	$75,858	100.0%	$76,190	100.0%	$(332)	(0.4)%
Costs and expenses:
Cost of sales	20,144	26.6%	20,245	26.6%	(101)	(0.5)%
Labor	25,873	34.1%	25,087	32.9%	786	3.1%
Operating	13,854	18.3%	13,504	17.7%	350	2.6%
Occupancy	5,435	7.2%	5,262	6.9%	173	3.3%
Depreciation and amortization	6,206	8.2%	4,772	6.3%	1,434	30.1%
Preopening expense	25	0.0%	161	0.2%	(136)	(84.5)%
Partner investment expense	(60)	(0.1)%	(147)	(0.2)%	87	(59.2)%
Net income attributable to noncontrolling interests	19	0.0%	110	0.1%	(91)	(82.7)%
Revenues
Restaurant Sales
Our restaurant sales are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The decrease in revenues was primarily attributable to a $9.6 million decline in revenues for stores that opened prior to the third quarter of 2010, including traffic declines partially offset by the benefit of a one to two percent menu price increase. The decline was partially offset by incremental new store revenues of $1.4 million, comprised of a full quarter of revenues from the two new stores that opened during the last half of fiscal 2010 and the one new store that opened during fiscal 2011.

Pei Wei:  The decrease in revenues was primarily attributable to a $2.7 million decline in revenues for stores that opened prior to the third quarter of 2010, including traffic declines partially offset by the benefit of a two to three percent menu price increase. The decline was partially offset by incremental new store revenues of $2.4 million, comprised of revenues generated by the five new stores that opened during fiscal 2011 and a full quarter of revenues from the one new store that opened during the last half of fiscal 2010.

Restaurant Licensing

Our restaurant licensing revenues are derived primarily from initial territory fees, store opening fees, and ongoing royalty fees based on a percentage of restaurant sales from restaurants operated under development and licensing agreements and joint venture agreements.

The increase in restaurant licensing revenues was primarily attributable to a $0.3 million increase in royalty fees due to a greater number of international locations open through the third quarter of fiscal 2011.

Retail Licensing

Our retail licensing revenues are derived from ongoing royalty fees based on a percentage of licensed retail product sales, with such percentage escalating over the first three years of the agreement.

The increase in retail licensing revenues was primarily attributable to an escalation in the royalty percentage in the second quarter of fiscal 2011.
Costs and Expenses
Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues increased primarily due to unfavorable commodity pricing (+1.1%) primarily related to seafood, wok oil, beef and Asian imports as well as net unfavorable yield fluctuations and operational inefficiencies (+0.2%). These increases were partially offset by the benefit of lower poultry costs resulting from the recognition of rebate benefits (-0.6%).

Pei Wei: Cost of sales as a percentage of revenues was consistent primarily due to lower poultry costs resulting primarily from the recognition of rebate benefits (-1.0%) partially offset by unfavorable commodity pricing (+0.9%) primarily related to wok oil, Asian imports and beef.
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

Bistro:  Labor expenses decreased primarily due to a $3.8 million decrease in incentive accruals partially offset by a $2.6 million increase in culinary and hospitality costs primarily resulting from higher labor hours due to increased focus on guest service and average wage rate pressure and $0.6 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, labor expenses increased due to higher culinary and hospitality costs primarily resulting from higher labor hours due to increased focus on guest service and average wage rate pressure (+2.0%), the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%) and higher payroll taxes (+0.2%). These increases were partially offset by lower incentive accruals (-1.5%).

Pei Wei:   Labor expenses increased primarily due to $0.9 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 partially offset by a $0.3 million decrease in management incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions and new restaurants (+0.9%) as well as the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%). These increases were partially offset by lower management incentive accruals (-0.3%).
Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $0.7 million of higher menu and other printing costs, $0.6 million of higher repairs and maintenance costs, $0.4 million of higher restaurant supply costs and $0.3 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, operating expenses increased primarily due to higher restaurant supply costs (+0.4%), higher repairs and maintenance costs (+0.3%) and higher menu and other printing costs (+0.3%) as well as the impact of decreased leverage on lower average weekly sales (+0.3%).

Pei Wei:  Operating expenses increased primarily due to $0.4 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, operating expenses increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.3%), higher restaurant supply costs (+0.2%) and higher repairs and maintenance costs (+0.2%).
Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs decreased primarily due to a $0.6 million decrease in property tax expense and a $0.3 million decrease in contingent rent expense partially offset by a $0.3 million increase in general liability insurance costs.

As a percentage of revenues, occupancy costs increased due to the impact of decreased leverage on lower average weekly sales (+0.2%) and higher general liability insurance costs (+0.2%) partially offset by lower property tax expense (-0.3%).

Pei Wei:  Occupancy costs increased primarily due to $0.2 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010 and a $0.1 million increase in general liability insurance costs partially offset by a $0.1 million decrease in property tax expense.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.3%) and higher general liability insurance costs (+0.2%) partially offset by lower property tax expense (-0.2%).
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

Consolidated general and administrative costs decreased primarily due to an $8.3 million decline in share-based compensation expense principally resulting from a decrease in fair value of the performance units and other cash-settled awards, a $2.6 million decrease in incentive accruals and a $1.3 million decrease in compensation expense resulting from Plan participants' unrealized holding losses associated with the Restoration Plan liabilities. These decreases were partially offset by $1.0 million of charges related to the departure of the Bistro's Chief Operating Officer and the streamlining of certain support functions during the third quarter of fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to a $3.5 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate and an increase of $0.4 million related to adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate (+1.5%), the impact of decreased leverage on lower average weekly sales (+0.3%) and adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010 (+0.2%).

Pei Wei:  Depreciation and amortization expenses increased primarily due to a $1.3 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at two restaurants that continue to operate and $0.2 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at two restaurants that continue to operate (+1.7%) and the impact of decreased leverage on lower average weekly sales (+0.3%).
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

Bistro: Preopening expense increased primarily due to the timing of expenses for new restaurant openings scheduled for the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Pei Wei: Preopening expense decreased primarily due to the impact of opening no new restaurants during the third quarter of fiscal 2011 compared to one new restaurant opening during the third quarter of fiscal 2010.
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

The change in consolidated partner investment expense is primarily due to the impact of fewer early buyouts during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
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

The change in consolidated interest and other income (expense), net was primarily due to a $1.3 million increase in unrealized holding losses associated with investments in the Restoration Plan.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and a deduction for noncontrolling interests, was 27.9% for the third quarter of fiscal 2011 compared to 29.7% for the third quarter of fiscal 2010.  The income tax rate for both fiscal 2011 and fiscal 2010 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.  Pei Wei and Global Brand Development employees are not tipped.  As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

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

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of 95 noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Results for the nine months ended October 2, 2011 and October 3, 2010
Our consolidated operating results were as follows (dollars in thousands):

	Nine Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$924,921		$929,243		$(4,322)	(0.5)%
Restaurant licensing	2,097		1,631		466	28.6%
Retail licensing	1,982		745		1,237	—
Total revenues	929,000	100.0%	931,619	100.0%	(2,619)	(0.3)%
Costs and expenses:
Cost of sales	243,318	26.2%	244,110	26.2%	(792)	(0.3)%
Labor	313,931	33.8%	308,390	33.1%	5,541	1.8%
Operating	160,734	17.3%	156,408	16.8%	4,326	2.8%
Occupancy	55,496	6.0%	54,951	5.9%	545	1.0%
General and administrative	52,108	5.6%	62,044	6.7%	(9,936)	(16.0)%
Depreciation and amortization	65,323	7.0%	57,654	6.2%	7,669	13.3%
Preopening expense	1,240	0.1%	1,537	0.2%	(297)	(19.3)%
Partner investment expense	(236)	0.0%	(271)	0.0%	35	(12.9)%
Total costs and expenses	891,914	96.0%	884,823	95.0%	7,091	0.8%
Income from operations	37,086	4.0%	46,796	5.0%	(9,710)	(20.7)%
Interest and other income (expense), net	(615)	(0.1)%	(905)	(0.1)%	290	(32.0)%
Income from continuing operations before taxes	36,471	3.9%	45,891	4.9%	(9,420)	(20.5)%
Provision for income taxes	(10,137)	(1.1)%	(13,349)	(1.4)%	3,212	(24.1)%
Income from continuing operations, net of tax	26,334	2.8%	32,542	3.5%	(6,208)	(19.1)%
Income (loss) from discontinued operations, net of tax	(19)	0.0%	6	0.0%	(25)	—
Net income	26,315	2.8%	32,548	3.5%	(6,233)	(19.2)%
Less net income attributable to noncontrolling interests	316	0.0%	619	0.1%	(303)	(48.9)%
Net income attributable to PFCB	$25,999	2.8%	$31,929	3.4%	$(5,930)	(18.6)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Nine Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Total revenues	$690,126	100.0%	$695,441	100.0%	$(5,315)	(0.8)%
Costs and expenses:
Cost of sales	179,769	26.0%	181,760	26.1%	(1,991)	(1.1)%
Labor	234,507	34.0%	231,494	33.3%	3,013	1.3%
Operating	117,827	17.1%	115,283	16.6%	2,544	2.2%
Occupancy	39,154	5.7%	39,136	5.6%	18	0.0%
Depreciation and amortization	46,892	6.8%	41,915	6.0%	4,977	11.9%
Preopening expense	630	0.1%	1,202	0.2%	(572)	(47.6)%
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	168	0.0%	226	0.0%	(58)	(25.7)%
Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Nine Months Ended
	October 2, 2011	% of Revenues	October 3, 2010	% of Revenues	Change	% Change
Total revenues	$234,795	100.0%	$233,802	100.0%	$993	0.4%
Costs and expenses:
Cost of sales	63,549	27.1%	62,350	26.7%	1,199	1.9%
Labor	79,424	33.8%	76,896	32.9%	2,528	3.3%
Operating	42,907	18.3%	41,125	17.6%	1,782	4.3%
Occupancy	16,342	7.0%	15,815	6.8%	527	3.3%
Depreciation and amortization	16,533	7.0%	14,181	6.1%	2,352	16.6%
Preopening expense	610	0.3%	335	0.1%	275	82.1%
Partner investment expense	(236)	(0.1)%	(271)	(0.1)%	35	(12.9)%
Net income attributable to noncontrolling interests	148	0.1%	393	0.2%	(245)	(62.3)%
Percentages over 100% are not displayed.
Revenues
Restaurant Sales
Each segment contributed as follows:

Bistro:  The decrease in revenues was primarily attributable to a $14.4 million decline in revenues for stores that opened prior to fiscal 2010 including traffic declines partially offset by the benefit of a two to three percent menu price increase. The decline was partially offset by incremental new store revenues of $9.1 million, comprised of a full nine months of revenues from the four new stores that opened during fiscal 2010 and the one new store that opened during fiscal 2011.

Pei Wei:  The increase in revenues was primarily attributable to incremental new store revenues of $6.0 million, comprised of revenues generated by the five new stores that opened during fiscal 2011 and a full nine months of revenues from the two new stores that opened during fiscal 2010. The increase was partially offset by a $4.9 million decline in revenues for stores that opened prior to fiscal 2010 primarily due to traffic declines partially offset by the benefit of a two to three percent menu price increase. The decrease also included approximately $1.1 million in lost sales resulting from temporary Arizona store closures during the first quarter of fiscal 2011.

Restaurant Licensing

The increase in restaurant licensing revenues was attributable to a $1.1 million increase in royalty fees primarily due to a greater number of international locations open through the third quarter of fiscal 2011 partially offset by $0.7 million of initial territory fees recognized during the first three quarters of fiscal 2010.

Retail Licensing

The increase in retail licensing revenues was primarily attributable to three full quarters of retail product sales in fiscal 2011 in addition to higher retail product sales and an escalation in the royalty percentage in the second quarter of fiscal 2011.
Costs and Expenses
Cost of Sales
Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues decreased primarily due to net favorable product mix shifts and operational efficiencies (-0.5%) partially offset by the net impact of unfavorable commodity pricing (+0.5%) primarily related to seafood, beef and Asian imports partially offset by lower poultry costs.

Pei Wei:  Cost of sales as a percentage of revenues increased primarily due to the net unfavorable impact of product mix shifts and yield fluctuations (+0.2%) as well as unfavorable commodity pricing (+0.2%) primarily related to beef and Asian imports partially offset by lower poultry costs.
Labor

Each segment contributed as follows:

Bistro:  Labor expenses increased primarily due to $3.0 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $1.9 million of average wage rate pressure, $1.5 million of higher workers' compensation and health insurance expense and $0.8 million of higher management salaries. These increases were partially offset by a $2.1 million decrease in incentive accruals and a $2.0 million decrease in culinary and hospitality labor costs primarily resulting from scheduling inefficiencies during the first half of fiscal 2010 partially offset by increased focus on guest service during the third quarter of fiscal 2011.

As a percentage of revenues, labor expenses increased primarily due to average wage rate pressure (+0.3%), higher management salaries and decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%), higher workers' compensation insurance expense (+0.1%) and higher health insurance costs (+0.1%). These increases were partially offset by lower incentive accruals (-0.2%).

Pei Wei:   Labor expenses increased primarily due to $2.4 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $0.3 million higher of workers' compensation insurance expense and a $0.3 million increase in hospitality and culinary labor costs. These increases were partially offset by a $0.8 million decrease in management incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions and new restaurants (+0.9%) as well as the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.2%) partially offset by lower management incentive accruals (-0.3%).
Operating

Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $1.9 million of higher repairs and maintenance costs and $1.7 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 partially offset by a $1.3 million decline in marketing spend.

As a percentage of revenues, operating expenses increased primarily due to higher repairs and maintenance costs (+0.3%), the impact of decreased leverage on lower average weekly sales (+0.1%), higher restaurant supply costs (+0.1%) and higher menu and other printing costs (+0.1%) partially offset by lower marketing spend (-0.2%).

Pei Wei:  Operating expenses increased primarily due to $1.0 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $0.6 million of higher marketing spend and $0.5 million of higher repairs and maintenance costs.

As a percentage of revenues, operating expenses increased primarily due to higher marketing spend (+0.3%), higher repairs and maintenance costs (+0.2%) and higher recruiting and travel-related costs (+0.2%).
Occupancy

Each segment contributed as follows:

Bistro:  Occupancy costs were consistent primarily due to $0.7 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010 and a $0.4 million increase in general liability insurance costs partially offset by a $0.6 million decrease in rent expense and a $0.5 million decrease in property tax expense.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.1%).

Pei Wei: Occupancy costs increased primarily due to $0.5 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.2%).
General and Administrative

Consolidated general and administrative costs decreased primarily due to an $11.2 million decline in share-based compensation expense principally resulting from a decrease in fair value of the performance units and other cash-settled awards, a $1.9 million decrease in incentive accruals and a $0.8 million decrease in compensation expense resulting from Plan participants' unrealized holding losses associated with the Restoration Plan liabilities. These decreases were partially offset by a $1.3 million increase in health insurance costs and $1.0 million of charges related to the departure of the Bistro's Chief Operating Officer and the streamlining of certain support functions during the third quarter of fiscal 2011.

Depreciation and Amortization

Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to a $3.5 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate and an increase of $1.2 million related to adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at one restaurant that continues to operate (+0.5%), adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010 (+0.2%) and the impact of decreased leverage on lower average weekly sales (+0.2%).

Pei Wei: Depreciation and amortization expenses increased due to a $1.9 million non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at three restaurants that continue to operate and $0.4 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to a non-cash asset impairment charge related to the full write-off of the carrying value of long-lived assets at three restaurants that continue to operate (+0.8%) and the impact of decreased leverage on lower average weekly sales (+0.2%).
Preopening Expense
Each segment contributed as follows:

Bistro:  Preopening expense decreased primarily due to the impact of opening one new restaurant during the first three quarters of fiscal 2011 compared to three new restaurants during the first three quarters of fiscal 2010 partially offset by the timing of expenses for new restaurant openings scheduled for subsequent quarters in fiscal 2011 compared to fiscal 2010.

Pei Wei: Preopening expense increased primarily due to the impact of opening five new restaurants during the first three quarters of fiscal 2011 compared to two new restaurants during the first three quarters of fiscal 2010.
Partner Investment Expense

The change in consolidated partner investment expense is primarily due to the impact of fewer early buyouts during the first three quarters of fiscal 2011 compared to the first three quarters of fiscal 2010.
Interest and Other Income (Expense), Net

The change in consolidated interest and other income (expense), net was primarily due to $0.9 million lower interest expense on lower average outstanding credit line borrowings during fiscal 2011 compared to fiscal 2010 as well as a $0.4 million increase in interest income partially offset by an $0.8 million net increase in unrealized holding losses associated with investments in the Restoration Plan.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and a deduction for noncontrolling interests, was 28.0% for the first three quarters of fiscal 2011 compared to 29.5% for the first three quarters of fiscal 2010.  The income tax rate for both fiscal 2011 and fiscal 2010 differed from the expected provision for income taxes, which is derived by applying the statutory income tax rate, primarily as a result of FICA tip credits.  Pei Wei and Global Brand Development employees are not tipped. As we do not earn FICA tip credits from the Pei Wei and Global Brand Development employees and as the proportion of net income contributed by Pei Wei and Global Brand Development grows, we expect our effective tax rate to increase.

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

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of 95 noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Liquidity and Capital Resources
Cash Flow

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our capital resources have primarily been used for construction of new restaurants. More recently, our capital resources have been used for repayments of long-term debt, payments of cash dividends and repurchases of our common stock.

The following table presents a summary of our cash flows for the nine months ended October 2, 2011 and October 3, 2010 (in thousands):

	October 2, 2011	October 3, 2010
Net cash provided by operating activities	$69,266	$72,406
Net cash used in investing activities	(28,775)	(30,999)
Net cash used in financing activities	(58,694)	(57,745)
Net decrease in cash and cash equivalents	$(18,203)	$(16,338)
Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense partially offset by a net decrease in operating assets and operating liabilities. The change in operating activities is primarily due to lower cash paid for income taxes, changes in accrued payroll and lease obligations and the collection of tenant incentives from landlords.
Investing Activities

Investing activities were primarily related to capital expenditures of $27.6 million and $26.7 million during the first three quarters of fiscal years 2011 and 2010, respectively, and advances under the loan facility to True Food Kitchen of $1.2 million and $4.3 million, respectively.

During the first three quarters of fiscal 2011, we opened one new Bistro restaurant and five new Pei Wei restaurants and expect to open two more Bistro restaurants by the end of fiscal 2011. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.5 million to $3.0 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. We expect total gross capital expenditures for fiscal 2011 to approximate $35.0 million to $40.0 million. During fiscal 2012, we expect total capital expenditures to approximate $55.0 million to $65.0 million.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for the three and nine months ended October 2, 2011 and October 3, 2010. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended October 2, 2011:
New company restaurants	$3,826	$—	$3,819	$7
Existing company restaurants and support	7,114	250	5,741	1,123
Total capital expenditures	$10,940	$250	$9,560	$1,130
Repairs and maintenance expense	$4,652	$5	$3,683	$964

For the Three Months Ended October 3, 2010:
New company restaurants	$2,856	$—	$2,355	$501
Existing company restaurants and support	5,496	364	3,764	1,368
Total capital expenditures	$8,352	$364	$6,119	$1,869
Repairs and maintenance expense	$3,968	$(47)	$3,152	$863

For the Nine Months Ended October 2, 2011:
New company restaurants	$10,622	$—	$7,606	$3,016
Existing company restaurants and support	16,933	1,124	12,457	3,352
Total capital expenditures	$27,555	$1,124	$20,063	$6,368
Repairs and maintenance expense	$13,771	$16	$10,927	$2,828

For the Nine Months Ended October 3, 2010:
New company restaurants	$11,863	$—	$10,428	$1,435
Existing company restaurants and support	14,794	2,006	9,351	3,437
Total capital expenditures	$26,657	$2,006	$19,779	$4,872
Repairs and maintenance expense	$11,708	$13	$9,286	$2,409
Financing Activities

Financing activities during the first three quarters of fiscal 2011 and 2010 included repurchases of common stock of $59.3 million and $26.2 million, respectively, and payment of cash dividends totaling $16.9 million and $9.7 million, respectively. Additionally, financing activities included $18.0 million of credit line borrowings during the third quarter of fiscal 2011, proceeds from stock options exercised and employee stock purchases of $3.0 million and $19.3 million during the first three quarters of fiscal 2011 and 2010, respectively, and debt repayments of $41.2 million during the first three quarters of fiscal 2010. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
Future Capital Requirements

Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. During fiscal 2011, we are returning excess capital to our shareholders in the form of payments of cash dividends and repurchases of our common stock.

In the longer term, in the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility

The senior credit facility (“Credit Facility”) with several commercial financial institutions, allows for borrowings of up to $75.0 million and expires on August 30, 2013. The Credit Facility contains customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum leverage ratio, as defined, of 2.5:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. We were in compliance with these restrictions and conditions as of October 2, 2011 as the leverage ratio was 1.14:1 and the fixed charge coverage ratio was 2.52:1.

At the end of the third quarter of fiscal 2011, we had borrowings outstanding under the Credit Facility totaling $18.0 million as well as $17.2 million committed for the issuance of letters of credit, which are required by insurance companies for our workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $39.8 million at October 2, 2011. On October 24, 2011 we fully repaid total outstanding borrowings of $18.0 million under the Credit facility.
Amended Credit Facility

On October 26, 2011, the Company amended and restated the Credit Facility (“Amended Credit Facility”) to provide additional flexibility in its capital structure. The amendment increased the borrowings allowed to $150.0 million from $75.0 million and extended the expiration to October 25, 2016 from August 30, 2013. Borrowings under the Amended Credit Facility bear interest at a rate equal to either (i) adjusted LIBOR plus an applicable margin as defined in the Amended Credit Facility or (ii) the highest of an applicable margin plus (a) the Federal Funds Effective Rate plus one-half of 1.0%, (b) the Prime Rate as announced by JPMorgan Chase Bank or (c) one-month LIBOR plus 1.5% as defined in the Amended Credit Facility. The Amended Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.2%.

The Amended Credit Facility includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to maximum adjusted leverage and minimum fixed charge coverage), as well as customary events of default and certain default provisions that could result in acceleration of the Amended Credit Facility. Specifically, the covenant to maintain a maximum leverage ratio of 2.5:1 has been replaced with a maximum adjusted leverage ratio, as defined, of 3.75:1. The minimum fixed charge ratio, as defined, remains at 1.25:1.

The Amended Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries.
Cash Dividends

Based on the Board of Directors' authorization, on October 27, 2011 we announced a fixed cash dividend of $0.25 per share which will be paid November 21, 2011 to all shareholders of record at the close of business on November 7, 2011. Based on shares outstanding at October 2, 2011, the total dividend payment will approximate $5.3 million during the fourth quarter of fiscal 2011.

Cash dividends are expected to approximate $20 million to $21 million related to fiscal 2011 earnings. Cash dividends are paid quarterly in arrears.
Share Repurchase Program

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 7.7 million shares of our common stock for $246.4 million at an average price of $32.07 since July 2006. Included in this total are 1.7 million shares of common stock repurchased during the first three quarters of fiscal 2011 for $59.3 million at an average price of $34.66. At October 2, 2011, our current share repurchase authorization of $100.0 million had been fully utilized.

On October 17, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices during the period ending December 31, 2013.
Purchases of Noncontrolling Interests
As of October 2, 2011, there were 15 partners within our partnership system representing 38 partnership interests. During the first three quarters of fiscal 2011, we had the opportunity to purchase 16 noncontrolling interests which had reached the five-year threshold period during the year, as well as 28 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 44 noncontrolling interests in their entirety for a total of $3.0 million, all of which was paid in cash.

During the remainder of fiscal 2011, we will have the opportunity to purchase two additional noncontrolling interests. If both of these interests are purchased, the total purchase price will approximate less than $0.2 million based upon the estimated fair value of the respective interests at October 2, 2011.
New Accounting Standards

See Recent Accounting Literature section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from fluctuations in interest rates on our revolving credit facility, changes in commodities prices as well as fluctuations in the fair value of our cash-settled awards.

Interest Rates

We have exposure to interest rate risk related to our variable rate borrowings. Our revolving credit facility allows for borrowings of up to $75.0 million with outstanding amounts bearing interest at variable rates equal to LIBOR plus an applicable margin which is subject to change based on our leverage ratio. At October 2, 2011, we had borrowings of $18.0 million outstanding under our credit facility.

As of October 2, 2011, based on current interest rates and total borrowings outstanding, a hypothetical 100 basis point increase in interest rates would have an insignificant pre-tax impact on our results of operations.
Commodities Prices

We purchase various commodities such as beef, pork, poultry, seafood, produce and wok oil. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. Historically, we have not used financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any significant commodity price increases have historically been relatively short-term in nature.
Cash-Settled Awards

We have issued cash-settled awards annually since fiscal 2009, including performance units, cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock to the performance of the Russell 2000 Index.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and can vary significantly in future periods. See Note 11 to our consolidated financial statements for further discussion of the fair value calculations and fluctuations of our cash-settled awards.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. Some are expected to be covered, at least partly, by insurance.  We intend to continue to defend ourselves vigorously in such matters.  We assess contingencies to determine the degree of probability and range of possible loss for potential accruals in our financial statements. We accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss may differ from our estimates.  In addition, although we currently believe that the ultimate outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position, it is possible that our results of operations, liquidity or financial position could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under current and previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 7.7 million shares of our common stock for $246.4 million at an average price of $32.07 since July 2006. Included in this total are 1.7 million shares of common stock repurchased during the first three quarters of fiscal 2011 for $59.3 million at an average price of $34.66. At October 2, 2011, our current share repurchase authorization of $100.0 million had been fully utilized.

On October 17, 2011, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices during the period ending December 31, 2013.

The following table sets forth our share repurchases of common stock during each period in the third quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
Period
July 4, 2011 - August 7, 2011	175,997	$38.94	175,997	$28,659,585
August 8, 2011 - September 4, 2011	976,689	$29.43	976,689	$—
September 5, 2011 - October 2, 2011	—	$—	—	$—
Total	1,152,686		1,152,686	$—

Item 3. Defaults Upon Senior Securities
None

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On October 26, 2011, the Company amended and restated its Credit Facility (“Amended Credit Facility”), with JPMorgan Chase Bank, as administrative agent, Bank of America, as syndication agent, and JPMorgan Securities, as sole bookrunner and sole lead arranger. The Amended Credit Facility increased the borrowings allowed to $150.0 million from $75.0 million and extended the expiration to October 25, 2016 from August 30, 2013. The Company plans to use the Amended Credit Facility to continue to support standby letters of credit for the Company's self-insurance programs and to provide additional flexibility in its capital structure.

Borrowings under the Amended Credit Facility bear interest at a rate equal to either (i) an adjusted LIBOR plus an applicable margin as defined in the Amended Credit Facility or (ii) the highest of an applicable margin plus (a) the Federal Funds Effective Rate plus one-half of 1.0%, (b) the Prime Rate as announced by JPMorgan Chase Bank or (c) one-month LIBOR plus 1.5% as defined in the Amended Credit Facility. The Amended Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.2%.

The Amended Credit Facility includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to maximum adjusted leverage and minimum fixed charge coverage), as well as customary events of default and certain default provisions that could result in acceleration of the Amended Credit Facility. Specifically, the covenant to maintain a maximum leverage ratio of 2.5:1 has been replaced in the Amended Credit Facility with a maximum adjusted leverage ratio, as defined, of 3.75:1. The minimum fixed charge ratio in the Amended Credit Facility, as defined, remains at 1.25:1.

To secure our borrowings under the Amended Credit Facility, we have entered into customary pledge and security agreements with the lenders.  In addition, all of the Company's obligations under the Amended Credit Facility are guaranteed by the Company's material existing and future domestic subsidiaries.
The foregoing description of the Amended Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Amended Credit Facility, which is attached as Exhibit 10.41 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.25(4)	Amended and Restated 2006 Equity Incentive Plan.

†10.39(4)	Executive Employment Agreement between the Company and Lane Cardwell, dated April 20, 2011.

†10.40(4)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan, dated April 20, 2011.

10.41	Amended and Restated 2007 Credit Agreement dated October 26, 2011.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at October 2, 2011 and January 2, 2011, (ii) Consolidated Statements of Income for the three and nine months ended October 2, 2011 and October 3, 2010, (iii) Consolidated Statements of Equity for the nine months ended October 2, 2011 and October 3, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant's Form 8-K filed on April 25, 2011.
† Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 27, 2011.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Co-Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: October 27, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.25(4)	Amended and Restated 2006 Equity Incentive Plan.

†10.39(4)	Executive Employment Agreement between the Company and Lane Cardwell, dated April 20, 2011.

†10.40(4)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan, dated April 20, 2011.

10.41	Amended and Restated 2007 Credit Agreement dated October 26, 2011.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at October 2, 2011 and January 2, 2011, (ii) Consolidated Statements of Income for the three and nine months ended October 2, 2011 and October 3, 2010, (iii) Consolidated Statements of Equity for the nine months ended October 2, 2011 and October 3, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended October 2, 2011 and October 3, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant's Form 8-K filed on April 25, 2011.
† Management Contract or Compensatory Plan.