Form 10-K
period 2012-01-01
P F CHANGS CHINA BISTRO INC
filed 2012-02-16
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s second fiscal quarter ended, July 3, 2011, was $430,374,485.
As of February 13, 2012 there were outstanding 21,151,707 shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
(to the extent indicated herein)
Specified portions of the registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held April 18, 2012 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business
General
P.F. Chang’s China Bistro, Inc. (“P.F. Chang’s” or the “Company”) was incorporated in January 1996 as a Delaware corporation. We conducted our initial public offering in December 1998. We incorporated our subsidiary, Pei Wei Asian Diner, Inc., in December 1999 as a Delaware corporation. We report our financial and descriptive information according to two reportable operating segments: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”) (see Notes to Consolidated Financial Statements — Note 19 — Segment Reporting). Additionally, under Global Brand Development, we have extended our brands to international markets, domestic retail products and domestic airports with these businesses operating under development and licensing agreements.
As of January 1, 2012, we owned and operated 204 full service upscale Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. Our restaurants offer intensely flavored, highly memorable culinary creations, prepared from fresh ingredients, including premium herbs and spices imported directly from China. The menu features traditional Chinese offerings and innovative dishes that illustrate the emerging influence of Southeast Asia on modern Chinese cuisine. A full service bar offering an extensive selection of wines, specialty drinks, Asian beers, sake, cappuccino and espresso complements the menu at the Bistro. We offer superior customer service in a high energy atmosphere and a decor that includes wood and slate floors, life-size replicas of the terra cotta Xi’an warriors and narrative murals depicting scenes of life in ancient China.
As of January 1, 2012, we also owned and operated 170 quick-casual Pei Wei restaurants that offer a menu of freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful.
As of January 1, 2012, fifteen international Bistro restaurants were open in Mexico, the Middle East and Puerto Rico and one international Pei Wei restaurant was open in Mexico, all operating under development and licensing agreements. Two Pei Wei airport locations were also open, operating under a licensing agreement. There were two Bistro locations in Hawaii which were operating under a joint venture arrangement in which we own a nominal noncontrolling interest. Additionally, a premium line of P.F. Chang's brand frozen Asian-style meals is available in numerous retail outlets throughout the U.S through a licensing agreement with Unilever.

Concept and Strategy

Our objectives are to be the best operator of Asian restaurants, continue to grow and develop our concepts, expand the presence of our brand in domestic and international markets, other venues and the retail sector and remain opportunistic regarding potential expansion opportunities in other concepts while providing superior returns to our shareholders. We offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value. By developing and operating restaurants that offer guests their preferred dining experience from quick take-out to upscale dining occasions, we strive to create a loyal customer base that generates a high level of repeat business in our restaurants and translates to interest and trial of our retail products. Although we are currently operating restaurants exclusively in the Asian niche, we would consider additional expansion opportunities in non-Asian concepts to the extent such ventures can meet or exceed our return thresholds.

We have established Bistro and Pei Wei restaurants in a wide variety of markets across the United States. Key to our strategy and success at the restaurant level is a philosophy that allows regional managers, general managers and executive chefs to participate in incentive programs that reward improvements in the operating performance of the restaurants for which they have responsibility. Additionally, through various development and licensing agreements, we have partnered with operators in international markets, domestic airports and the retail sector to extend our brand. Using expertise in their respective markets, our international and domestic partners are developing, constructing, and operating our restaurants worldwide. Our premium line of frozen Asian-style meals is available in numerous retail outlets throughout the United States to offer consumers additional opportunities to enjoy P.F. Chang's brand meals.
Menu

Bistro

The menu for our Bistro restaurants offers a harmony of taste, texture, color and aroma by balancing the Chinese principles of fan and t’sai, which mean “balance” and “moderation”. Fan foods include rice, noodles, grains and dumplings, while t’sai foods include vegetables, meat, poultry and seafood. To further encourage the Chinese principles of fan and t’sai, our menu is served family-style, the traditional Chinese way of dining. Our chefs are trained to produce distinctive Chinese cuisine using traditional recipes from the major culinary regions of China, updated with a contemporary twist. The intense heat of Mandarin-style wok cooking sears in the clarity and distinct flavor of fresh ingredients. Slow-roasted Northern-style BBQ spare ribs are prepared in vertical ovens, while handmade shrimp, pork and vegetable dumplings, as well as flavorful fish and vegetables, are prepared in custom-made steamer cabinets. The menu is highlighted by dishes such as Chang’s Spicy Chicken, Mongolian Beef, Chang’s Chicken Lettuce Wraps, Oolong Marinated Chilean Sea Bass and Dan Dan Noodles. We also offer an array of vegetarian dishes and are able to modify dishes to accommodate our customers with special dietary needs, including an extensive gluten-free menu. No MSG is added to any ingredients at our restaurants.
We offer a Triple Happiness Happy Hour from 3 to 6 PM weekdays at participating locations. The Triple Happiness Happy Hour menu features discounts on some appetizers from our main menu as well as appetizers that are only available during happy hour and are not part of the main Bistro menu. These items include dim sum and street fare offerings, as well as specials on beer, wine, sake and signature cocktails. Our Triple Happiness Happy Hour rewards guests by providing appealing, affordable cuisine and drinks at a great value.
We also offer P.F. Chang’s for Two, a prix-fixe menu offering a four-course meal for two people for $39.95. The menu includes two soups, one starter, two entrées and two mini desserts, all of which can be chosen from an extensive selection of signature dishes and guest favorites. The P.F. Chang's for Two menu also gives customers the flexibility to order certain items from the main menu for an additional charge while still providing a value-priced meal. P.F. Chang’s for Two allows our customers to enjoy a premium dining experience that offers both enticing culinary cuisine and great value.
Entrées at the Bistro range in price from $7.95 to $24.95, and our starters range in price from $3.00 to $8.95. Additionally, the Bistro offers a kids' menu ranging in price from $2.95 to $4.95. The average check per guest, including alcoholic beverages, is approximately $21.00 to $22.00. Sales of alcoholic beverages, featuring an extensive selection of wine, Asian beer, sake and signature cocktails, have constituted approximately 13% to 14% of total revenues for each of the past three years. Take-away sales comprise approximately 12% of Bistro’s total revenues. Lunch and dinner contribute approximately 32% and 68% of revenues, respectively.
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
During late 2011, we introduced Diner Selects, which has allowed our guests to pair a smaller portion of one of our five most popular dishes with a choice of a spring roll, cup of soup or Asian slaw, starting at $6.25. This has given our guests the opportunity to enjoy our fresh cuisine at an everyday, affordable price.
Our culinary team is continually researching and developing new dishes which we introduce to our guests through the use of limited time offers (“LTOs”). LTOs are typically offered over a twelve-week period and provide a new culinary experience to our guests. Some LTOs that have been offered over the past two years include Caramel Chicken, Korean BBQ and Thai River Noodles, some of which were eventually added to our standard menu due to their popularity. We currently plan to offer two to three LTOs each year.
Entrées at Pei Wei range in price from $6.25 to $9.50, with starters ranging from $2.00 to $7.25. Additionally, Pei Wei offers a kids' menu with entrées ranging from $3.75 to $4.25. The average check per guest at Pei Wei, including beer and wine sales, is approximately $9.00 to $10.00. Sales of alcoholic beverages, featuring a limited selection of beer and wine, have constituted approximately 1% to 2% of total revenues for each of the past three years. Take-away sales comprise approximately 41% of Pei Wei’s total revenues. Lunch and dinner contribute approximately 42% and 58% of revenues, respectively.
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
The Bistro has a comprehensive eight-week management development program. This program consists of four weeks of culinary training, including both culinary job functions and culinary management, with the remaining four weeks focused on service strategies, guest relations and administration. All salaried hospitality and culinary management personnel are required to successfully complete all sections of the program. Upon the completion of each four-week section, each trainee must successfully complete a comprehensive certification process.
Operating Partners are responsible for selecting hourly employees for their restaurants and administering hourly staff training programs that are developed by the training and culinary departments. The hourly employee development program lasts between one and two weeks and focuses on both technical and cultural knowledge.
Additionally, the Bistro offers online ordering, including large parties, and online reservations on its website at www.pfchangs.com. During late fiscal 2011, the Bistro outsourced phone-in take-away orders at its restaurants to a third-party call center, which has enabled the restaurants to better focus on dine-in guests while providing phone-in customers knowledgeable and attentive service.
Pei Wei
The staff at a typical Pei Wei restaurant consists of a general manager, a kitchen manager, one or two managers, and approximately 35 hourly employees, many of whom work part-time. Our general managers are responsible for the day-to-day operations of the restaurant, including the hiring, training and development of personnel, as well as operating results. The kitchen manager collaborates with the general manager on product quality, purchasing, food cost and kitchen labor costs.
Pei Wei uses a comprehensive nine-week management training program, which consists of six weeks of hands-on culinary functions and culinary management, with the remaining three weeks focusing on service strategies specific to dine-in and take-away service, guest and employee relations and administration. Upon completion of training, each new manager must complete a comprehensive culinary and overall operations certification process.
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
Since fiscal 2009, we have signed development and licensing agreements with partners who will develop and operate up to 105 Bistro restaurants in international markets over the next five to ten years. As of January 1, 2012, fifteen international Bistro restaurants were open in Mexico, the Middle East and Puerto Rico. There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a nominal noncontrolling interest.
During fiscal 2011, we signed a development and licensing agreement with a partner who will develop and operate three Pei Wei restaurants in Mexico over the next eighteen months. The agreement also provides an option for a long-term contract with a commitment to open fifty additional Pei Wei restaurants over ten years. During the fourth quarter of fiscal 2011, the first Pei Wei location opened in Mexico City.
Additionally, during the fourth quarter of fiscal 2011, the first two Pei Wei airport locations opened in John Wayne Orange County Airport and Minneapolis - St. Paul Airport, through a licensing agreement with a partner.

We continue to engage in discussions with additional potential partners regarding expansion of the Company's brands into various international markets and other venues.

Retail

Since fiscal 2010, a premium line of eight P.F. Chang’s brand frozen Asian-style meals has been available in numerous retail outlets throughout the U.S. through an exclusive licensing agreement with Unilever. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. During the third quarter of fiscal 2011, four additional frozen Asian-style noodle meals were introduced.
Marketing
We focus our business strategy on providing high quality Asian cuisine prepared by an attentive staff in a distinctive environment at a great value. By focusing on the food, service and ambiance of the restaurant, we strive to create an environment that fosters repeat patronage and encourages word-of-mouth recommendations. We believe that word-of-mouth advertising is a key component in driving guests’ initial trial and subsequent visits, and that creating a great experience for guests will always be the ultimate marketing vehicle.
To attract and retain new customers, we have historically utilized a mix of marketing strategies including paid advertising, public relations and local community involvement. While we have used limited radio, print and outdoor advertising in the past, in recent years we began making more significant investments in these marketing channels in key markets. At the same time, we added online, direct mail, social media, and customer relationship initiatives to the media mix to both drive new customer trials and foster better ongoing communication with our guests. During fiscal 2010, we implemented a Bistro Warrior Card loyalty program which provides our cardholders with the latest news, information, and special offers. During early fiscal 2012, we transitioned to a surprise and delight program in which guests will earn varied rewards based on the frequency of their visits.
Management Information Systems
We utilize an integrated information system to manage the flow of information within each restaurant and between the restaurants and the home office. This system includes a point-of-sale local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant as well as facilitating online ordering. Additionally, the point-of-sale system is utilized to authorize, batch and transmit credit card transactions, to record employee time clock information, to schedule labor and to produce a variety of management reports. Select information that is captured from this system is transmitted to the home office on a daily basis, enabling senior management to continually monitor operating results. We believe that our current point-of-sale system will be an adequate platform to support our continued expansion for the foreseeable future.
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
Competition
The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service, dietary trends and location, and many existing restaurants compete with us at each of our locations. Key competitive factors in the industry include the quality and value of the food, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. For the Bistro, our primary competitors are upscale and mid-range casual dining restaurants. For Pei Wei, our main competitors are other value-priced, quick casual concepts as well as locally owned and operated Asian restaurants.
There are a number of well-established competitors with greater financial, marketing, personnel and other resources than ours. In addition, many of our competitors are well-established in the markets where our operations are, or in which they may be, located. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. Additionally, the continuing popularity of Asian food may result in increased competition from non-Asian restaurants and other food outlets as they increase their number of Asian-inspired menu offerings. We also face growing competition as retail outlets improve the quality and convenience of their meal offerings potentially resulting in fewer occasions for consumers to dine out. In more recent years, there has been an increase in the level of promotions and discounts offered by other restaurant companies, which has created increased competition for consumers' disposable income.
Employees
At January 1, 2012, we employed approximately 26,000 persons, approximately 300 of whom were home office and field support personnel, approximately 1,900 of whom were unit management personnel and the remainder of whom were hourly restaurant personnel. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be favorable.
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
Various risks and uncertainties could affect our business. Any of the risks described below or elsewhere in this report or our other filings with the SEC could have a material impact on our business, financial condition or results of operations. It is not possible to predict or identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. Therefore, the following is not intended to be a complete discussion of all potential risks or uncertainties.

The failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and financial results, including potential impairment of the long-lived assets of our restaurants, and could negatively impact our growth and stock price.

We owned and operated 204 full service Bistro restaurants and 170 quick casual Pei Wei restaurants as of January 1, 2012, 8 of which opened within the last 12 months. The results achieved by these restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in other locations. There can be no assurance that any new restaurant that we open will have similar operating results to those of prior restaurants. Our new restaurants commonly take several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including the training of new personnel, lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as expected could have a significant negative impact.

We are subject to a number of significant risks that might cause our actual results to vary materially from our historical results or future projections including:

•	lower customer traffic or average guest check, which negatively impacts comparable store sales, net revenues, operating income, operating margins and earnings per share, due to:

◦	unfavorable general economic conditions in the markets in which we operate that adversely affect consumer spending;

◦	the impact of initiatives by competitors and increased competition generally;

◦	lack of customer acceptance of new menu items or potential price increases necessary to cover higher input costs;

◦	customers trading down to lower priced items and/or shifting to competitors with lower priced products;

◦	changes in consumer preferences, declines in general consumer demand for Asian menu items or increased offerings of Asian-inspired dishes at non-Asian restaurants; and

◦	unsuccessful marketing programs.

•	expense fluctuations that are either wholly or partially beyond our control, such as:

◦	costs for commodities;

◦
material interruptions in our supply chain, such as a material interruption of ingredient supply due to the failure of third-party suppliers, or interruptions in service by common carriers that ship goods within our distribution channels;

◦	labor costs such as increased healthcare costs, general market wage levels and higher payroll taxes;

◦	operating expenses, such as utilities and other expenses that are impacted by energy price fluctuations;

◦	fair value fluctuations related to our cash-settled share-based compensation awards;

◦	costs of opening, closing or relocating our restaurants;

◦	information technology costs and other logistical resources necessary to maintain and support the global growth of our business; and

◦	increased employee training costs due to turnover.

Additionally, if market conditions deteriorate or if operating results decline, we may be required to record impairment charges of certain long-lived assets, which will negatively impact results of operations for the periods in which they are recorded.

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

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service, dietary trends and location, and many restaurants compete with us at each of our locations. Our Bistro competitors are primarily upscale and mid-range casual dining restaurants, and our Pei Wei competitors are primarily other value-priced, quick casual concepts as well as locally owned and operated Asian restaurants. There are a number of well-established competitors with greater financial, marketing, personnel and other resources than ours, and many of our competitors are well-established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop similar concepts and the ongoing popularity of Asian food may result in increased competition from non-Asian restaurants which offer Asian-inspired dishes. We also face growing competition as retail outlets improve the quality and convenience of their meal offerings potentially resulting in fewer occasions for consumers to dine out. In more recent years, there has been an increase in the level of promotions and discounts offered by other restaurant companies, which has created increased competition for consumers' disposable income.

Any inability to successfully compete with other restaurants or retail outlets may prevent us from increasing or sustaining our revenues and/or profitability which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, multi-unit food service businesses such as ours can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, illness or public health issues (such as epidemics or the prospect of a pandemic), safety, injury or other health concerns. We have taken steps to mitigate each of these risks. To minimize the risk of food-borne illness, we have a Hazard Analysis and Critical Control Points ("HACCP") system for managing food safety and quality. Nevertheless, these risks cannot be completely eliminated and any outbreak of illness attributed to our restaurants or within the food service industry in general could cause a decline in our sales and have a material adverse effect on our results of operations.

Development is critical to our long-term success.

Our ability to successfully expand our operations continues to be critical to our long-term future success. We have expanded domestically from 7 restaurants at the end of 1996 to 374 restaurants as of January 1, 2012. We expect to open two to three new Bistro restaurants and twelve to sixteen new Pei Wei restaurants during fiscal 2012. Each of our restaurants is distinctively designed to accommodate particular characteristics of each location and to blend local or regional design themes with our principal trade dress and other common design elements. This presents each location with its own development and construction risks. Our ability to expand successfully will depend on a number of factors, including:

•	identification and availability of suitable locations;

•	competition for restaurant sites in new and existing markets;

•	timely negotiation of favorable lease arrangements;

•	management of the costs of construction and development of new restaurants, including materials and skilled labor;

•	securing required governmental construction, zoning or other approvals and permits;

•	management of modifications in design to the size and scope of the projects or other unforeseen engineering problems;

•	recruitment of qualified operating personnel, including managers, chefs, kitchen staff and wait staff;

•	timely development of commercial, residential, street or highway construction near our restaurants;

•	timely opening and continuing operations of other tenants at retail centers in which we are located;

•	weather conditions; and

•	general economic conditions, including those arising from the most recent economic downturn.

The opening of additional restaurants in the future will depend primarily on the availability of high-quality commercial real estate projects of the type we typically target for new locations. We may not be able to open our planned new restaurants on a timely basis, if at all. We have experienced, and expect to continue to experience, delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are impacted by changes in general economic conditions and are dependent on sales concentrated in certain geographic areas.

Unfavorable economic conditions may continue throughout fiscal 2012, which may continue to negatively impact unemployment rates, the housing market, disposable income due to general price inflation, consumer confidence, interest rates and other events or factors. As a result, consumers may remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and negatively affecting our operating results. Our business is also influenced by the level of corporate travel and entertainment spending by businesses as a significant portion of our sales is generated by guests conducting business at our Bistro restaurants. We believe there is a risk that prolonged negative economic conditions might cause both individual consumers and businesses to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis or reducing the amount they spend when dining out, which would have an adverse effect on our business.

Additionally, our financial performance is highly dependent on restaurants located in Texas, California, Florida and Arizona which contribute almost one-half of our total revenues. In recent years, these states have been somewhat more negatively impacted by the housing downturn, unemployment and the overall negative economic environment than other geographic areas. As a result, we have seen a more substantial decline in guest traffic at some of our restaurants in these locations, which has adversely affected the operations of our company as a whole. If we are unable to improve operating performance in these geographic areas, our financial results may continue to be adversely affected.

Changes in government legislation may continue to increase our labor costs and have a material adverse effect on our business and financial results.

A substantial number of our restaurant personnel are hourly workers whose wage rates are affected by increases in the federal or state minimum wage rate. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. As minimum wage rates increase, which will occur in eight states in 2012, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are currently above minimum wage. Future legislation that increases minimum wage rates may increase our labor costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of U.S. Citizenship and Immigration Services, or USCIS. The United States Congress has recently been considering changes to Federal immigration laws and various states, including some where we have significant operations, are also in the process of considering or have already adopted new immigration laws. Some of these new laws may adversely affect our operations by increasing our obligations for compliance and oversight. During fiscal 2011, we voluntarily began using e-verify for hiring at all of our domestic restaurants. Although we now use e-verify for all of our hiring and require all workers to provide us with the government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to seizure and deportation and may subject us to fines, penalties or loss of our business license in certain jurisdictions. We could also experience adverse publicity arising from immigration-related enforcement activity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Any material disruption of our business, as a result of seizure of our workers, changes in immigration law, or significantly increased labor costs at our restaurants in the future, could have a material adverse effect on our business, financial condition and operating results.

Additionally, we are subject to federal and state laws governing unionizing rights and activities. Although we do not currently have any union employees, the impact of labor legislation or rulemaking could have an adverse effect on our business and financial results by imposing requirements that could potentially increase costs, reduce flexibility and impact our ability to service our guests.

Our initiatives to improve the operating performance of our concepts may not be successful and could adversely impact the financial results of the Company.

We continue to explore various initiatives to improve the operating performance of our concepts. There can be no assurance that we will be able to successfully implement operational initiatives or that such initiatives will achieve the desired improvements in operating results and the Company may experience an adverse impact on its business and its financial results.

We may also need to modify or refine elements of our restaurant system, including remodels or redesigns, to evolve our concepts in order to compete with popular new restaurant formats or concepts that may develop from time to time. We cannot ensure that we will be successful in implementing any such potential modifications or that these modifications will not reduce our profitability.

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

Approximately 13 to 14% percent of total Bistro revenues and 1 to 2% percent of total Pei Wei revenues are attributable to the sale of alcoholic beverages. We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

We have a significant number of hourly restaurant staff members who receive income from gratuities. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped employees.

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

We are, from time to time, the subject of complaints or litigation from guests alleging food borne illnesses, injuries or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are ultimately determined to be liable. We are also subject to complaints or litigation from former or prospective employees alleging wage and hour issues, discrimination, injuries or other concerns from time to time as well as from vendors, landlords, and other third-parties. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.

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

Multi-unit restaurant operators and food service operations have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products. Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Although our menu provides a range of healthy options, an unfavorable report on our menu ingredients, the size of our portions or the consumption of our menu items could influence the demand for our offerings. These changes may include regulations that impact the ingredients and nutritional content of our menu items. Also, as part of the health care reform law enacted by Congress in March of 2010, there are new federal requirements for menu labeling with the final rule expected during fiscal 2012, at which point we have approximately six months to comply. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or remove certain menu items. We may experience higher costs associated with the implementation and oversight of such changes. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our business.

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

Our global brand development efforts could negatively affect our brand and cause us to be exposed to additional risks and liabilities in foreign markets.

Our revenue is impacted by our business expansion into international markets and domestic retail product licensing. The growth of our international business depends upon our ability to find and attract quality partners. We believe that we have selected high-caliber, experienced partners for our business expansion into international markets and domestic retail product licensing. However, as our existing and potential international partners reach agreements with other restaurant companies, we are competing for our partners' time and resources to dedicate to successfully expanding and executing our brand in their markets.

There is also a risk that international markets will become saturated with restaurant offerings, thus creating greater competition for guests. Increased competition at retail outlets in the frozen meal category, including product offerings by competitors at heavy discounts, may result in lower retail licensing revenues. Additionally, if customers have negative perceptions or experiences with operational execution or food quality at international restaurants or with our line of premium frozen Asian-style meals, our brand value could suffer which could have an adverse effect on our business.

We are impacted by changes or uncertainties in international economic, political, and social conditions as well as differing cultures and consumer preferences. Adverse developments in any of these areas could negatively impact our profitability. We also must comply with foreign laws and regulations in the countries in which we expand our restaurants and domestic laws affecting United States businesses that operate internationally, such as the Foreign Corrupt Practices Act. Failure to comply with such requirements could subject us to additional liabilities.

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

In addition, companies in the restaurant industry are typically impacted by changes to tax law regarding tip credits. Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee's hourly wage for minimum wage compliance purposes. FICA tip credits resulting from tip credit reporting are also a significant factor when calculating the Company's effective tax rate. Changes to the tip credit have recently been and continue to be proposed and implemented at both federal and state government levels. Future legislation that changes allowable tip credits may increase our effective tax rate and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The cost of workers' compensation insurance, general liability insurance, health insurance, property insurance and directors' and officers' liability insurance fluctuates based on market conditions and availability as well as our historical trends. We self-insure a substantial portion of our workers' compensation, general liability, and health insurance costs and unfavorable changes in trends could have a negative impact on our profitability.

Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2012. We are reviewing the health care reform law enacted by Congress during 2010 to evaluate the potential impact of this new law on our business and to comply with various parts of the law as they take effect. The increases in costs, as well as legislative requirements for employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability.

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

Special Note Regarding Forward-Looking Statements

Any statements in this Form 10-K and the documents we incorporate by reference about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under Risk Factors and elsewhere in this Form 10-K, including, but not limited to, failure of our existing or new restaurants to achieve expected results, intense competition in the restaurant industry, damage to our brands or reputation, our ability to successfully expand our operations and changes in general economic and political conditions that affect consumer spending. Because we cannot guarantee our future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this annual report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of our financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our Bistro restaurants average 6,900 square feet and our Pei Wei restaurants average 3,100 square feet. The following table lists the number of existing company-owned Bistro and Pei Wei locations by state as of January 1, 2012:

State	Bistro	Pei Wei	Total
Alabama	2	—	2
Arizona	9	19	28
Arkansas	2	1	3
California	37	13	50
Colorado	7	6	13
Connecticut	2	—	2
Florida	15	21	36
Georgia	5	—	5
Idaho	1	—	1
Illinois	5	3	8
Indiana	2	1	3
Iowa	1	—	1
Kansas	1	3	4
Kentucky	2	—	2
Louisiana	2	—	2
Massachusetts	6	—	6
Maryland	7	2	9
Michigan	6	6	12
Minnesota	2	3	5
Mississippi	1	—	1
Missouri	3	2	5
Nebraska	1	—	1
Nevada	5	3	8
New Jersey	6	2	8
New Mexico	1	2	3
New York	5	—	5
North Carolina	6	4	10
Ohio	8	3	11
Oklahoma	2	6	8
Oregon	4	—	4
Pennsylvania	6	2	8
Rhode Island	1	—	1
South Carolina	3	—	3
Tennessee	5	6	11
Texas	18	53	71
Utah	2	4	6
Virginia	6	5	11
Washington	5	—	5
Wisconsin	2	—	2
	204	170	374
Additionally, there are fifteen international Bistro restaurants in Mexico, the Middle East and Puerto Rico and one international Pei Wei restaurant in Mexico as of the end of fiscal 2011, operated by business partners under international development and licensing agreements. Two Bistro restaurants in Hawaii are also operated by a business partner under a joint venture arrangement in which we own a nominal noncontrolling interest. There are also two Pei Wei domestic airport locations as of the end of fiscal 2011, operated by business partners under licensing agreements.
Our home office is located in a 50,000 square foot office building in Scottsdale, Arizona. We purchased the land and building during 2004.
Expansion Strategy and Site Selection
We have historically developed Bistro and Pei Wei restaurants utilizing an expansion strategy based on appropriate market penetration targeted at metropolitan areas throughout the United States. Within each targeted metropolitan area, we identify specific areas with high traffic patterns and suitable demographic characteristics, including population density, consumer attitudes and household income. Within an appropriate area, we evaluate specific sites that provide visibility, accessibility and exposure to traffic volume. Our site criteria are flexible, as is evidenced by the variety of environments and facilities in which we currently operate. These facilities include freestanding buildings, regional malls, urban properties and strip centers. During fiscal 2012, we plan to open two to three new Bistro restaurants and twelve to sixteen new Pei Wei restaurants.

We currently lease the sites for all of our Bistro and Pei Wei restaurants and do not intend to purchase real estate for our sites in the future. Generally, our leases provide for minimum annual rent, and most leases require additional rent based on a percentage of sales volume in excess of minimum contractual levels at the particular location. Most of our leases require us to pay the costs of insurance, property taxes, and a portion of the lessor’s operating costs. We will evaluate restaurants toward the end of their initial lease term to assess whether we will renew the lease, move the existing restaurant to a new location or close the restaurant. We do not anticipate any difficulties renewing existing leases as they expire. Current restaurant leases have expiration dates ranging from 2012 to 2027, with the majority of the leases providing for at least one five-year renewal option. There are twenty leases scheduled to expire in fiscal 2012 of which ten have been renewed as of January 1, 2012.

Item 3.	Legal Proceedings
We are subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We assess contingencies to determine the degree of probability and range of possible loss for potential accruals in our financial statements. We accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When evaluating loss contingencies, if we are unable to provide a meaningful estimate of the possible loss or range of possible loss it is because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; and/or (v) there are significant factual issues to be resolved.

Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. As a result, the amount of ultimate loss may differ from our estimates. In addition, although it is possible that our results of operations, liquidity or financial position could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies, we currently believe that the ultimate outcome of these matters will not have a material adverse effect on our results of operations, liquidity or financial position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol PFCB.
The following table sets forth the range of prices and cash dividends declared per share of our common stock for each quarterly period for our two most recent fiscal years:

Quarter Ended	High	Low	Cash Dividends Declared
April 4, 2010	$45.30	$35.50	$0.170
July 4, 2010	$48.43	$38.51	$0.250
October 3, 2010	$48.37	$37.36	$0.210
January 2, 2011	$53.39	$44.55	$0.290
April 3, 2011	$51.74	$43.76	$0.210
July 3, 2011	$47.98	$37.38	$0.250
October 2, 2011	$42.36	$26.96	$0.250
January 1, 2012	$32.58	$26.10	$0.275
The Company has paid quarterly cash dividends since the first quarter of fiscal 2010. Prior to the second quarter of fiscal 2011, cash dividends were variable and calculated based on 45% of the Company's quarterly net income. Beginning with the second quarter of fiscal 2011, the Board of Directors approved a quarterly cash dividend, which is currently set at $0.275 per share. Cash dividends are paid quarterly in arrears.
On February 13, 2012, there were 121 holders of record of P.F. Chang’s common stock. This does not include persons whose stock is in nominee or "street name" accounts through brokers. On February 13, 2012, the closing sale price of our common stock was $34.81 per share.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized programs to repurchase our outstanding shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. Under previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 7.7 million shares of our common stock for $246.4 million at an average price of $32.07 since July 2006. Included in this total are 1.7 million shares of our common stock repurchased during fiscal 2011 for $59.3 million at an average price of $34.66.
On October 17, 2011, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. On February 8, 2012, our Board of Directors increased the authorized amount of our share repurchase program from $100.0 million to $150.0 million. There were no shares repurchased during the fourth quarter of fiscal 2011.

Performance Graph

The following graph compares the cumulative five-year total return on the Company's common stock with the cumulative total returns of the NASDAQ Composite Index and the Russell 2000 Index, in each case assuming an initial investment of $100 and the reinvestment of dividends in the Company's stock and each of the indexes on December 31, 2006. Historical performance should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among P.F. Chang's China Bistro, Inc.,
the NASDAQ Composite Index and the Russell 2000 Index
$150
$100
$50
$0
2006
2007
2008
2009
2010
2011
P.F. Chang's China Bistro, Inc.
NASDAQ Composite Index
Russell 2000 Index

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Total revenues	$1,238,755	$1,242,799	$1,228,179	$1,198,124	$1,084,193
Costs and expenses:
Cost of sales	325,771	324,731	326,421	325,630	297,242
Labor	419,302	410,000	401,583	396,911	364,074
Operating	214,050	208,294	203,859	198,967	172,147
Occupancy	75,864	73,707	70,635	69,809	62,164
General and administrative(2)	70,088	81,883	82,749	77,488	66,968
Depreciation and amortization	80,355	77,486	74,429	68,711	55,988
Asset impairment charges(3)	10,486	—	—	—	—
Preopening expense	2,048	1,976	3,919	8,457	14,310
Partner investment expense	(236)	(318)	(629)	(354)	(2,012)
Total costs and expenses	1,197,728	1,177,759	1,162,966	1,145,619	1,030,881
Income from operations	41,027	65,040	65,213	52,505	53,312
Interest and other income (expense), net	(288)	(572)	(1,637)	(3,362)	(100)
Income from continuing operations before taxes	40,739	64,468	63,576	49,143	53,212
Provision for income taxes	(10,253)	(17,122)	(18,492)	(12,193)	(12,420)
Income from continuing operations, net of tax	30,486	47,346	45,084	36,950	40,792
Income (loss) from discontinued operations, net of tax(4)(5)	(63)	46	(479)	(7,591)	(4,560)
Net income	30,423	47,392	44,605	29,359	36,232
Less net income attributable to noncontrolling interests	346	784	1,408	1,933	4,169
Net income attributable to PFCB	$30,077	$46,608	$43,197	$27,426	$32,063

Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$1.38	$2.05	$1.90	$1.47	$1.44
Diluted	$1.36	$2.01	$1.87	$1.45	$1.41
Weighted average shares used in computation:
Basic	21,831	22,689	22,986	23,776	25,473
Diluted	22,104	23,115	23,413	24,080	25,899

Cash dividends declared per share	$0.99	$0.92	$—	$—	$—
Amounts attributable to PFCB:
Income from continuing operations, net of tax	$30,140	$46,562	$43,676	$35,017	$36,623
Income (loss) from discontinued operations, net of tax	(63)	46	(479)	(7,591)	(4,560)
Net income attributable to PFCB	$30,077	$46,608	$43,197	$27,426	$32,063

	As of January 1, 2012	As of January 2, 2011	As of January 3, 2010	As of December 28, 2008	As of December 30, 2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,011	$71,452	$63,499	$40,951	$24,055
Total assets	576,075	634,689	652,150	667,363	622,630
Long-term debt	1,177	1,195	1,212	82,496	90,828
Total PFCB common stockholders’ equity	311,530	359,494	335,349	320,826	293,887
____________________

(1)
We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2011, 2010, 2008 and 2007 each were comprised of 52 weeks. Fiscal year 2009 was comprised of 53 weeks.

(2)	General and administrative decreased during fiscal 2011 as a result of a $13.0 million decrease in share-based compensation expense.

(3)	Asset impairment charges during fiscal 2011 related to three Bistro restaurants that continue to operate and three Pei Wei restaurants that closed during the fourth quarter of fiscal 2011.

(4)
As a result of our decision to exit operations of Taneko, the results of Taneko (including a related asset impairment charge recognized during fiscal 2007) were classified as a discontinued operation for all periods presented.

(5)
As a result of our decision to close ten Pei Wei stores in fiscal 2008, the results of those ten Pei Wei stores (including related asset impairment, lease termination and severance charges recognized during fiscal 2011, 2010, 2009 and 2008) were classified as discontinued operations for all periods presented as discussed further in Note 3 to our consolidated financial statements.

We began paying cash dividends during fiscal 2010. No cash dividends were paid during fiscal 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The following section presents an overview of our restaurants, Global Brand Development and other ventures, as well as our growth strategy and challenges we face. A summary of our fiscal 2011 financial results and our fiscal 2012 outlook are also presented.
Restaurants
We own and operate two restaurant concepts in the Asian niche: P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”).
Bistro
As of January 1, 2012, we owned and operated 204 full service upscale Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang’s was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. Over the last few years, our new restaurant development has been more modest as we focus our efforts on improving existing restaurant performance as well as restaurant remodels and refurbishments. We own and operate all of our restaurants in the continental U.S.
Pei Wei
As of January 1, 2012, we owned and operated 170 quick-casual Pei Wei restaurants that offer a menu of freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service as well as the flexibility, speed and convenience of takeaway service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. Over the last few years, our new restaurant development has been more modest as we focus our efforts on improving existing restaurant performance as well as restaurant remodels.
During fiscal 2011, we closed three underperforming Pei Wei restaurants that had negative cash flows and were not projected to provide acceptable returns in the foreseeable future. See Note 2 to our consolidated financial statements for further discussion.

Global Brand Development
International and Other Venues
We are selectively pursuing expansion of our brands into various international markets and other venues. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of restaurant sales ("restaurant licensing revenues").
Since fiscal 2009, we have signed development and licensing agreements with partners who will develop and operate up to 105 Bistro restaurants in international markets over the next five to ten years. As of January 1, 2012, fifteen Bistro restaurants were open in Mexico, the Middle East and Puerto Rico. There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a nominal noncontrolling interest. During fiscal 2012, our partners collectively expect to open ten to fourteen new Bistro restaurants, one of which was opened as of February 16, 2012.
During fiscal 2011, we signed a development and licensing agreement with a partner who will develop and operate three Pei Wei restaurants in Mexico over the next eighteen months. The agreement also provides an option for a long-term contract with a commitment to open fifty additional Pei Wei restaurants over ten years. The first location opened in Mexico City in December of fiscal 2011.
During February 2012, the Company signed a development and licensing agreement with M.H. Alshaya, who is developing and operating Bistro restaurants in the Middle East, to develop three Pei Wei restaurants throughout the Middle East over the near term. The agreement provides an option for a 10 year contract with a commitment to open up to 55 additional Pei Wei restaurants. The first location is anticipated to open in Kuwait City during the second quarter of fiscal 2012. During fiscal 2012, our partners expect to open two to four new Pei Wei restaurants.

Additionally, during the fourth quarter of fiscal 2011, the first two Pei Wei airport locations opened in John Wayne Orange County Airport and Minneapolis - St. Paul Airport, through a licensing agreement with a partner. During fiscal 2012, our partners expect to open three to five new domestic Pei Wei airport restaurants.
We continue to engage in discussions with additional potential partners regarding expansion of our brands.

Retail

Since fiscal 2010, a premium line of eight P.F. Chang's brand frozen Asian-style meals has been available in numerous retail outlets throughout the U.S. through an exclusive licensing agreement with Unilever. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. During the third quarter of fiscal 2011, four additional frozen Asian-style noodle meals were introduced.

Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC ("FRC"), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in FRC. As of January 1, 2012, we had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010. As of January 1, 2012, FRC opened four True Food Kitchen restaurants. FRC anticipates opening the fifth and sixth True Food restaurants during fiscal 2012. In February 2012, after receiving authorization from our Board of Directors, we and True Food's partners mutually agreed to an early exercise of our conversion option, which is expected to be completed during the first half of fiscal 2012.

Our Strategy

Our objectives are to be the best operator of Asian restaurants, continue to grow and develop our concepts, expand the presence of our brand in domestic and international markets, other venues and the retail sector and remain opportunistic regarding potential expansion opportunities in other concepts while providing superior returns to our shareholders. We offer high quality Asian cuisine in a memorable atmosphere while delivering exceptional customer service and an excellent dining value. By developing and operating restaurants that offer guests their preferred dining experience from quick take-out to upscale dining occasions, we strive to create a loyal customer base that generates a high level of repeat business in our restaurants and translates to interest and trial of our retail products.
We are selective when choosing our new restaurant locations and assess anticipated returns on invested capital at both an individual restaurant and market level when determining future development plans. We seek an average unit-level return on invested capital of 30 percent. We plan to continue opening new restaurants for both our concepts to the extent we achieve our target rate of return. Although we are currently operating restaurants exclusively in the Asian niche, we would consider additional expansion opportunities in non-Asian concepts to the extent such ventures can meet or exceed our return thresholds.
Our Challenges
Our business is highly sensitive to changes in guest traffic. Increases in guest traffic typically drive higher sales, which improve the leverage of our fixed operating costs and thus enable us to achieve higher operating margins. As guest traffic decreases, lower sales result in decreased leverage that lead to deteriorations in our operating margins. In order to position our brands for success during economic downturns and recoveries, our operators concentrate on consistent execution of superior customer service while also focusing on additional opportunities for operating efficiencies.
The restaurant industry is significantly affected by changes in discretionary spending patterns, economic conditions, consumer tastes, lifestyle trends and cost fluctuations. In recent years, consumers have been under increased economic pressures and as a result, many have changed their discretionary spending patterns. Many consumers dine out less frequently than in the past or have reduced the amount they spend on meals while dining out. Accordingly, we strive to evolve and refine the critical elements of our restaurant concepts to help maintain and enhance the strength of our brands and remain fresh and relevant to our guests. We continuously update our menu offerings and employ marketing initiatives designed to improve our value-to-price proposition, increase brand awareness and help drive guest traffic. In more recent years, there has been an increase in the level of promotions and discounts offered by other restaurant companies, which has created increased competition for consumers' disposable income.
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
Our 2011 Financial Results
During fiscal 2011, we experienced declines in guest traffic at both Bistro and Pei Wei restaurants, which were partially offset by the benefit of a two to three percent menu price increase. We also experienced higher costs at both Bistro and Pei Wei restaurants in labor, operating and costs of sales. Additionally, fiscal 2011 results included the following items:

•
Asset impairment charges of $10.5 million related to three Bistro restaurants that continue to operate and three Pei Wei restaurants that closed during the fourth quarter of fiscal 2011 ($0.35 per share);

•	The benefit of share-based compensation expense adjustments of $7.5 million resulting primarily from lower fair value of performance units and other cash-settled awards ($0.25 per share);

•	Lease termination costs of $1.3 million related to the three Pei Wei restaurants that closed during the fourth quarter of fiscal 2011 ($0.04 per share); and

•	Charges related to the departure of the Bistro's Chief Operating Officer and the streamlining of certain support functions ($0.03 per share).

Diluted income per share from continuing operations attributable to PFCB decreased 32.3% to $1.36 due to a decrease in income from continuing operations, net of tax, partially offset by the benefit of lower diluted shares outstanding, principally resulting from share repurchases.

During fiscal 2011, we opened three Bistro restaurants and five Pei Wei restaurants. Additionally, we closed three Pei Wei restaurants during the fourth quarter of fiscal 2011. Our international partners opened ten Bistro restaurants and one Pei Wei restaurant, all operated under development and licensing agreements, and two Pei Wei airport locations also opened, operated under licensing agreements. Also, four additional P.F. Chang's brand frozen Asian-style noodle meals were introduced in numerous retail outlets, through an exclusive licensing agreement.

2012 New Store Development
Bistro
We intend to open two to three new Bistro restaurants during fiscal 2012. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.2 million to $3.7 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors -Development Risk.” We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.0 million to $2.5 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2012.
Pei Wei
We intend to open 12 to 16 new Pei Wei restaurants during fiscal 2012. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. See “Risk Factors - Development Risk.” We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2012.
During fiscal 2012, we plan to introduce Pei Wei Asian Market, which is a new, alternate format of our Pei Wei concept. The quick casual Pei Wei Asian Market restaurants will offer fresh, high-quality Asian food in slightly smaller portion sizes with lower price points and will focus on take-away and speed of service. Pei Wei Asian Market restaurants will also have a flexible design plan with smaller square footage, which will provide greater real estate development opportunities.
Global Brand Development
During fiscal 2012, our partners collectively intend to open ten to fourteen new Bistro restaurants, two to four new Pei Wei restaurants in international markets, and three to five Pei Wei restaurants in domestic airport locations. These new restaurant openings will require no capital investment from us.
During February 2012, we signed a development and licensing agreement with M.H. Alshaya, who is developing and operating Bistro restaurants in the Middle East, to develop three Pei Wei restaurants throughout the Middle East over the near term. The agreement provides an option for a 10 year contract with a commitment to open up to 55 additional Pei Wei restaurants. The first location is anticipated to open in Kuwait City during the second quarter of fiscal 2012.

Operating Statistics
There are several key financial metrics that can be useful in evaluating and understanding our business. These metrics, which are widely used throughout the restaurant industry, include short-term revenue measures such as average weekly sales, total revenues and comparable store sales and long-term profitability measures such as return on invested capital, each of which is described in further detail below. We believe it is helpful to review these measures both in total and by class year (i.e. year of restaurant opening).

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

•
Year-over-year change comparable store sales include the change in year-over-year sales for restaurants that have been open eighteen months or more in order to remove the impact of new restaurant openings in comparing the operations of existing restaurants. Comparable same store sales change comes from guest traffic, the mix of menu items sold or menu price changes.

•
Return on invested capital is a key profitability measure that provides an indication of the long-term health of our concepts. This metric is based on a comparison of operating profit to the average capital invested in our restaurants. We believe return on invested capital is a critical indicator in evaluating our ability to create long-term value for our shareholders.
The following table shows total revenues, average weekly sales and comparable store sales for our company-owned Bistro and company-owned Pei Wei restaurants based on the year of opening (revenues in thousands):

	2011	2010	2009
Bistro
Revenues (1)	$921,240	$929,227	$925,282
Average weekly sales	$87,972	$89,989	$91,161
Year-over-year change comparable store sales	-2.1%	-0.1%	-6.7%

Pei Wei (2)
Revenues (1)	$311,697	$310,072	$302,679
Average weekly sales	$34,854	$35,632	$35,171
Year-over-year change comparable store sales	-2.1%	1.8%	0.1%
____________________

(1)	Fiscal 2011 and 2010 were each comprised of 52 weeks, and fiscal 2009 was comprised of 53 weeks.

(2)	The totals include revenues and average weekly sales for the three Pei Wei restaurants that closed during the fourth quarter of fiscal 2011.
Return on invested capital metrics are available under the Investors/ROIC section on our website at www.pfcb.com.
Critical Accounting Policies
Our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that require significant judgment.
Impairment of Long-Lived Assets
We review property and equipment and intangible assets with finite lives (those assets which resulted from the acquisition of noncontrolling interests in the operating rights of certain of our restaurants prior to fiscal 2009) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. Generally, for restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period are considered a potential impairment indicator. In these situations, we evaluate future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, we either (a) continue to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognize an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on discounted estimated future cash flows.
In the past, the majority of the restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. However, impairment charges were recognized during fiscal 2011 related to three Bistro restaurants, which continue to operate, and three Pei Wei restaurants, which closed during the fourth quarter of fiscal 2011. All of these locations were previously being monitored for impairment. We did not recognize any impairment charges during fiscal 2010 and fiscal 2009.
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
Share-Based Compensation
We account for share-based compensation based on fair value measurement guidance. We use the Black-Scholes option pricing model, which requires the input of subjective assumptions, for our options and cash-settled liability awards, with the exception of performance units. These assumptions include estimating: 1) expected term, 2) common stock price volatility over the expected term and 3) the number of awards that will ultimately not vest (“forfeitures”). For performance units, fair value was calculated each reporting period prior to vesting using a Monte Carlo simulation model which incorporated the historical performance, volatility and correlation of our stock price and the Russell 2000 Index.
In February 2009, each of our Co-Chief Executive Officers was granted an award of 600,000 performance units, which vested on January 1, 2012. The cash value of the performance units was equal to the amount by which our final average stock price, as defined in the agreements, exceeded the strike price. The strike price was adjusted based on the percentage change in the Russell 2000 Index during the performance period, as defined in the agreements, which approximated three years. The performance units were granted in February 2009, and since the grant date, the Russell 2000 Index increased 57% while our stock appreciated 58%. Therefore, the final value was $0.29 per unit or $0.3 million.

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

We account for uncertain tax positions, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

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

Deferred Rent

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
For leases that contain rent escalations, we recognize rent expense on a straight-line basis over the lease term beginning upon our possession of the premises. Many of our leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is recognized as rent expense in the period incurred. This results in variability in occupancy expense over the term of the lease in restaurants where we pay contingent rent.

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

Results of Operations
We operate on a 52/53-week year, with the fiscal year ending on the Sunday closest to December 31. Fiscal years 2011 and 2010 were each comprised of 52 weeks and fiscal year 2009 was comprised of 53 weeks.
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
Fiscal 2011 compared to Fiscal 2010
Our consolidated operating results for the fiscal years ended January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) were as follows (dollars in thousands):

	Fiscal Year
	2011	% of Revenues	2010	% of Revenues	Change	% Change
Revenues
Restaurant sales	$1,233,076		$1,239,503		$(6,427)	(0.5)%
Restaurant licensing	3,065		2,105		960	45.6%
Retail licensing	2,614		1,191		1,423	—
Total revenues	1,238,755	100.0%	1,242,799	100.0%	(4,044)	(0.3)%
Costs and expenses:
Cost of sales	325,771	26.3%	324,731	26.1%	1,040	0.3%
Labor	419,302	33.8%	410,000	33.0%	9,302	2.3%
Operating	214,050	17.3%	208,294	16.8%	5,756	2.8%
Occupancy	75,864	6.1%	73,707	5.9%	2,157	2.9%
General and administrative	70,088	5.7%	81,883	6.6%	(11,795)	(14.4)%
Depreciation and amortization	80,355	6.5%	77,486	6.2%	2,869	3.7%
Asset impairment charges	10,486	0.8%	—	0.0%	10,486	—
Preopening expense	2,048	0.2%	1,976	0.2%	72	3.6%
Partner investment expense	(236)	0.0%	(318)	0.0%	82	(25.8)%
Total costs and expenses	1,197,728	96.7%	1,177,759	94.8%	19,969	1.7%
Income from operations	41,027	3.3%	65,040	5.2%	(24,013)	(36.9)%
Interest and other income (expense), net	(288)	0.0%	(572)	0.0%	284	(49.7)%
Income from continuing operations before taxes	40,739	3.3%	64,468	5.2%	(23,729)	(36.8)%
Provision for income taxes	(10,253)	(0.8)%	(17,122)	(1.4)%	6,869	(40.1)%
Income from continuing operations, net of tax	30,486	2.5%	47,346	3.8%	(16,860)	(35.6)%
Income (loss) from discontinued operations, net of tax	(63)	0.0%	46	0.0%	(109)	—
Net income	30,423	2.5%	47,392	3.8%	(16,969)	(35.8)%
Less net income attributable to noncontrolling interests	346	0.0%	784	0.1%	(438)	(55.9)%
Net income attributable to PFCB	$30,077	2.4%	$46,608	3.8%	$(16,531)	(35.5)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
	2011	% of Revenues	2010	% of Revenues	Change	% Change
Total revenues	$921,379	100.0%	$929,372	100.0%	$(7,993)	(0.9)%
Costs and expenses:
Cost of sales	241,429	26.2%	241,768	26.0%	(339)	(0.1)%
Labor	313,627	34.0%	308,161	33.2%	5,466	1.8%
Operating	156,194	17.0%	153,087	16.5%	3,107	2.0%
Occupancy	52,756	5.7%	52,504	5.6%	252	0.5%
Depreciation and amortization	58,378	6.3%	56,434	6.1%	1,944	3.4%
Asset impairment charges	8,559	0.9%	—	—	8,559	—
Preopening expense	1,351	0.1%	1,467	0.2%	(116)	(7.9)%
Partner investment expense	—	—	—	—	—	—
Net income attributable to noncontrolling interests	186	—	296	—	(110)	(37.2)%
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
	2011	% of Revenues	2010	% of Revenues	Change	% Change
Total revenues	$311,697	100.0%	$310,131	100.0%	$1,566	0.5%
Costs and expenses:
Cost of sales	84,342	27.1%	82,963	26.8%	1,379	1.7%
Labor	105,675	33.9%	101,839	32.8%	3,836	3.8%
Operating	57,856	18.6%	55,207	17.8%	2,649	4.8%
Occupancy	23,108	7.4%	21,203	6.8%	1,905	9.0%
Depreciation and amortization	19,378	6.2%	18,942	6.1%	436	2.3%
Asset impairment charges	1,927	0.6%	—	—	1,927	—
Preopening expense	697	0.2%	509	0.2%	188	36.9%
Partner investment expense	(236)	(0.1)%	(318)	(0.1)%	82	(25.8)%
Net income attributable to noncontrolling interests	160	0.1%	488	0.2%	(328)	(67.2)%
Revenues
Restaurant Sales
Our restaurant sales are derived primarily from food and beverage sales. Each segment contributed as follows:
Bistro:  The decrease in revenues was primarily attributable to a $16.8 million decline in revenues for stores that opened prior to fiscal 2010 including traffic declines partially offset by the benefit of a two to three percent menu price increase. The decline was partially offset by incremental new store revenues of $8.8 million, comprised of a full year of revenues from the four new stores that opened during fiscal 2010 and revenues generated by the three new stores that opened during fiscal 2011.
Pei Wei:  The increase in revenues was primarily attributable to incremental new store revenues of $8.0 million, comprised of revenues generated by the five new stores that opened during fiscal 2011 and a full year of revenues from the two new stores that opened during fiscal 2010. The increase was partially offset by a $6.4 million decline in revenues for stores that opened prior to fiscal 2010 primarily due to traffic declines partially offset by the benefit of a two to three percent menu price increase. The decrease also included approximately $1.1 million in lost sales resulting from temporary Arizona store closures during the first quarter of fiscal 2011.
Restaurant Licensing
Our restaurant licensing revenues are derived primarily from initial territory fees, store opening fees, and ongoing royalty fees based on a percentage of restaurant sales from restaurants operated under development and licensing agreements and joint venture agreements.

The increase in restaurant licensing revenues was primarily attributable to a $1.5 million increase in royalty fees in fiscal 2011 partially offset by $0.7 million of initial territory fees recognized during fiscal 2010.

Retail Licensing
Our retail licensing revenues are derived from ongoing royalty fees based on a percentage of licensed retail product sales, with such percentage escalating over the first three years of the agreement.

The increase in retail licensing revenues was primarily attributable to an escalation in the royalty percentage in the second quarter of fiscal 2011 as well as a full year of retail product sales in fiscal 2011.

Costs and Expenses

Cost of Sales

Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro: Cost of sales as a percentage of revenues increased primarily due to the net impact of unfavorable commodity pricing (+0.4%) primarily related to seafood, beef and Asian imports partially offset by lower poultry costs. The increase was partially offset by net favorable product mix shifts and operational efficiencies (-0.2%).

Pei Wei: Cost of sales as a percentage of revenues increased primarily due to the net unfavorable impact of product mix shifts and yield fluctuations (+0.2%) as well as unfavorable commodity pricing (+0.2%) primarily related to Asian imports, beef and seafood partially offset by lower poultry costs.

Labor
Labor expenses consist of restaurant management salaries, hourly staff payroll costs, health insurance and other payroll-related items and workers' compensation costs. Each segment contributed as follows:
Bistro: Labor expenses increased primarily due to $4.4 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $3.2 million increase in culinary and hospitality labor costs primarily resulting from increased focus on guest service and average wage rate pressure, $1.8 million of higher health and workers' compensation insurance expense and $1.0 million of higher management salaries. These increases were partially offset by a $5.5 million decrease in incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to higher culinary and hospitality labor costs primarily resulting from increased focus on guest service and average wage rate pressure (+0.8%), higher management salaries and decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%) and higher health and workers' compensation insurance expense (+0.2%). These increases were partially offset by lower incentive accruals (-0.5%).

Pei Wei: Labor expenses increased primarily due to $3.2 million of labor expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, a $0.7 million increase in culinary and hospitality labor costs, $0.3 million of higher management salaries and $0.3 million of higher workers' compensation insurance expense. These increases were partially offset by a $0.9 million decrease in management incentive accruals.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions and at new restaurants (+0.9%) as well as higher management salaries and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%) partially offset by lower management incentive accruals (-0.2%).
Operating
Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:
Bistro: Operating expenses increased primarily due to $2.4 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010 and $2.2 million of higher repairs and maintenance costs partially offset by a $1.6 million decline in marketing spend.

As a percentage of revenues, operating expenses increased primarily due to higher repairs and maintenance costs (+0.3%), the impact of decreased leverage on lower average weekly sales (+0.1%) and higher restaurant supply costs (+0.1%) partially offset by lower marketing spend (-0.2%).
Pei Wei: Operating expenses increased primarily due to $1.3 million of operating expenses at new restaurants that opened during fiscal 2011 and fiscal 2010, $0.8 million of higher marketing spend and $0.6 million of higher repairs and maintenance costs.
As a percentage of revenues, operating expenses increased primarily due to higher marketing spend (+0.3%), higher repairs and maintenance costs (+0.2%) and the impact of decreased leverage on lower average weekly sales (+0.2%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro: Occupancy costs increased primarily due to $0.9 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010, a $0.4 million increase in general liability insurance costs and a $0.3 million increase in common area maintenance expense. These increases were partially offset by a $0.7 million decrease in contingent rent expense and a $0.7 million decrease in property tax expense.
As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.1%).
Pei Wei: Occupancy costs increased primarily due to $1.3 million of estimated lease termination costs in connection with three restaurants that closed during the fourth quarter of fiscal 2011 as well as $0.7 million of occupancy costs at new restaurants that opened during fiscal 2011 and fiscal 2010.
As a percentage of revenues, occupancy costs increased primarily due to estimated lease termination costs in connection with three restaurants that closed during the fourth quarter of fiscal 2011 (+0.4%) and the impact of decreased leverage on lower average weekly sales (+0.2%).

General and Administrative
General and administrative expenses are comprised of costs associated with corporate and administrative functions that support restaurant development and operations and provide infrastructure to support future growth including, but not limited to, management and staff compensation, employee benefits, travel, legal and professional fees and technology. The Restoration Plan participants' realized and unrealized holding gains and losses related to liabilities associated with the Restoration Plan, a nonqualified deferred compensation plan, are included within general and administrative expense, with a corresponding offset for the Restoration Plan investments in interest and other income (expense), net.
Consolidated general and administrative costs decreased primarily due to a $13.0 million decline in share-based compensation expense principally resulting from a decrease in fair value of performance units and other cash-settled awards and a $4.9 million decrease in incentive accruals. These decreases were partially offset by a $2.5 million increase in management salaries, which includes $1.2 million of charges related to the departure of the Bistro's Chief Operating Officer and the streamlining of certain support functions during the second half of fiscal 2011, and a $2.1 million increase in health insurance costs.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:
Bistro: Depreciation and amortization expenses increased primarily due to $1.6 million related to adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010 and $0.9 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010. These increases were partially offset by a $0.9 million decrease in depreciation due to furniture, fixtures, and equipment that became fully depreciated during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to adjustments to leasehold improvement asset lives during the fourth quarter of fiscal 2010 (+0.2%) and the impact of decreased leverage on lower average weekly sales (+0.1%).

Pei Wei: Depreciation and amortization expenses increased primarily due to $0.6 million of depreciation expense for new restaurants that opened during fiscal 2011 and fiscal 2010.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.1%).

Asset Impairment Charges

Asset impairment charges include the amount by which the asset carrying value exceeds fair value, which is based on discounted cash flows, for restaurants that trigger impairment testing. See Critical Accounting Policies for further discussion. Each segment contributed as follows:

Bistro: Asset impairment charges of $8.6 million are related to the full write-off of the carrying value of long-lived assets at three restaurants that continue to operate.

Pei Wei: Asset impairment charges of $1.9 million are related to the full write-off of the carrying value of long-lived assets at three restaurants that closed during the fourth quarter of fiscal 2011.

Preopening Expense
Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between the date of possession and the restaurant opening date for our leased restaurant locations. Each segment contributed as follows:
Bistro:  Preopening expense decreased primarily due to the impact of opening three new restaurants during fiscal 2011 compared to four new restaurants during fiscal 2010 partially offset by the impact of costs related to re-opening one restaurant that was significantly remodeled during fiscal 2011.
Pei Wei:  Preopening expense increased primarily due to the impact of opening five new restaurants during fiscal 2011 compared to two new restaurants during fiscal 2010.
Partner Investment Expense
Partner investment expense consists primarily of a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater, for those partner interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation). Partner investment expense also includes the difference between the imputed fair value of noncontrolling interests at the time our partners invested in our restaurants and our partners’ cash contributions for those ownership interests.
The change in consolidated partner investment expense is primarily due to the impact of fewer early buyouts during fiscal 2011 compared to fiscal 2010.
Interest and Other Income (Expense), Net
Interest expense primarily consists of interest costs in excess of amounts capitalized related to our outstanding credit line (to the extent balances are outstanding) and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to advances under the loan facility to True Food Kitchen and interest-bearing overnight deposits. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset for the Restoration Plan liabilities in general and administrative expense.
The change in consolidated interest and other income (expense), net was primarily due to $0.9 million of lower interest expense on lower average outstanding credit line borrowings during fiscal 2011 compared to fiscal 2010 as well as a $0.4 million increase in interest income partially offset by a $0.6 million net increase in unrealized holding losses associated with investments in the Restoration Plan.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was 25.4% for fiscal 2011 compared to 26.9% for fiscal 2010. Our effective tax rate is impacted by recurring items, such as the FICA tip credit, as well as discrete items that may arise in any given year but are not consistent from year to year. The decrease in the effective tax rate in fiscal 2011 is primarily attributable to increased leverage from federal employment-related tax credits on lower income from continuing operations before taxes partially offset by the impact of the non-deductible portion of officers’ compensation.

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

Pei Wei: The change in net income attributable to noncontrolling interests was primarily due to the impact of 96 noncontrolling interest buyouts occurring since the beginning of fiscal 2010.

Fiscal 2010 compared to Fiscal 2009
Our consolidated operating results for the fiscal years ended January 2, 2011 (fiscal 2010), comprised of 52 weeks, and January 3, 2010 (fiscal 2009), comprised of 53 weeks, were as follows (dollars in thousands):

	Fiscal Year
	2010	% of Revenues	2009	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$1,239,503		$1,228,045		$11,458	0.9%
Restaurant licensing	2,105		134		1,971	—
Retail licensing	1,191		—		1,191	—
Total revenues	1,242,799	100.0%	1,228,179	100.0%	14,620	1.2%
Costs and expenses:
Cost of sales	324,731	26.1%	326,421	26.6%	(1,690)	(0.5)%
Labor	410,000	33.0%	401,583	32.7%	8,417	2.1%
Operating	208,294	16.8%	203,859	16.6%	4,435	2.2%
Occupancy	73,707	5.9%	70,635	5.8%	3,072	4.3%
General and administrative	81,883	6.6%	82,749	6.7%	(866)	(1.0)%
Depreciation and amortization	77,486	6.2%	74,429	6.1%	3,057	4.1%
Preopening expense	1,976	0.2%	3,919	0.3%	(1,943)	(49.6)%
Partner investment expense	(318)	0.0%	(629)	(0.1)%	311	(49.4)%
Total costs and expenses	1,177,759	94.8%	1,162,966	94.7%	14,793	1.3%
Income from operations	65,040	5.2%	65,213	5.3%	(173)	(0.3)%
Interest and other income (expense), net	(572)	0.0%	(1,637)	(0.1)%	1,065	(65.1)%
Income from continuing operations before taxes	64,468	5.2%	63,576	5.2%	892	1.4%
Provision for income taxes	(17,122)	(1.4)%	(18,492)	(1.5)%	1,370	(7.4)%
Income from continuing operations, net of tax	47,346	3.8%	45,084	3.7%	2,262	5.0%
Income (loss) from discontinued operations, net of tax	46	0.0%	(479)	0.0%	525	—
Net income	47,392	3.8%	44,605	3.6%	2,787	6.2%
Less net income attributable to noncontrolling interests	784	0.1%	1,408	0.1%	(624)	(44.3)%
Net income attributable to PFCB	$46,608	3.8%	$43,197	3.5%	$3,411	7.9%
Certain percentage amounts do not sum to total due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Fiscal Year
	2010	% of Revenues	2009	% of Revenues	Change	% Change
Total revenues	$929,372	100.0%	$925,321	100.0%	$4,051	0.4%
Costs and expenses:
Cost of sales	241,768	26.0%	244,816	26.5%	(3,048)	(1.2)%
Labor	308,161	33.2%	300,775	32.5%	7,386	2.5%
Operating	153,087	16.5%	150,883	16.3%	2,204	1.5%
Occupancy	52,504	5.6%	50,186	5.4%	2,318	4.6%
Depreciation and amortization	56,434	6.1%	54,521	5.9%	1,913	3.5%
Preopening expense	1,467	0.2%	2,835	0.3%	(1,368)	(48.3)%
Partner investment expense	—	—	(236)	0.0%	236	(100.0)%
Net income attributable to noncontrolling interests	296	0.0%	538	0.1%	(242)	(45.0)%
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Fiscal Year
	2010	% of Revenues	2009	% of Revenues	Change	% Change
Total revenues	$310,131	100.0%	$302,724	100.0%	$7,407	2.4%
Costs and expenses:
Cost of sales	82,963	26.8%	81,605	27.0%	1,358	1.7%
Labor	101,839	32.8%	100,808	33.3%	1,031	1.0%
Operating	55,207	17.8%	52,976	17.5%	2,231	4.2%
Occupancy	21,203	6.8%	20,449	6.8%	754	3.7%
Depreciation and amortization	18,942	6.1%	18,103	6.0%	839	4.6%
Preopening expense	509	0.2%	1,084	0.4%	(575)	(53.0)%
Partner investment expense	(318)	(0.1)%	(393)	(0.1)%	75	(19.1)%
Net income attributable to noncontrolling interests	488	0.2%	870	0.3%	(382)	(43.9)%
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
Costs and Expenses
Cost of Sales
Each segment contributed as follows:
Bistro: Cost of sales as a percentage of revenues decreased primarily due to the benefit of favorable commodity pricing, primarily resulting from beef and wok oil (-0.4%).

Pei Wei: Cost of sales as a percentage of revenues decreased primarily due to the benefit of favorable commodity pricing, primarily resulting from beef and wok oil (-0.6%) partially offset by the net impact of product mix shifts and yield fluctuations (+0.4%).

Labor

Each segment contributed as follows:
Bistro: Labor expenses increased primarily due to $9.5 million of additional labor costs at our restaurants that opened during fiscal 2010 and fiscal 2009 and a $2.7 million increase in incentive accruals. These increases were partially offset by a $3.4 million decrease in culinary labor costs resulting from scheduling efficiencies partially offset by higher average hourly wage rates, a $0.6 million decrease in management salaries, and a $0.4 million decrease in workers' compensation expense resulting from lower than anticipated claim development.
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
As a percentage of revenues, labor expenses decreased primarily due to lower manager salaries (-0.3%), the benefit of improved leverage from higher average weekly sales (-0.1%), and lower management incentive accruals (-0.1%).
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
Operating expenses as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) as well as higher marketing spend (+0.1%) partially offset by favorable restaurant supply costs (-0.1%).
Pei Wei: Operating expenses increased primarily due to $1.5 million of additional operating expenses at our restaurants that opened during fiscal 2010 and fiscal 2009 and $1.0 million higher marketing spend partially offset by a $0.3 million reduction in restaurant supply costs.
Operating expenses as a percentage of revenues increased primarily due to higher marketing spend (+0.3%) and the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) partially offset by lower restaurant supply costs (-0.1%) and the benefit of improved leverage from higher average weekly sales (-0.1%).
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
Occupancy costs as a percentage of revenues were consistent compared to the prior fiscal year primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) and higher property tax expense (+0.1%), offset primarily by the benefit of improved leverage from higher average weekly sales (-0.1%).
General and Administrative

Consolidated general and administrative costs decreased primarily due to lower management salaries of $1.2 million due to decreased headcount and lower legal costs of $0.6 million, partially offset by higher share-based compensation expense of $0.6 million principally resulting from an increase in fair value of the performance units and other cash-settled awards.

Depreciation and Amortization

Each segment contributed as follows:
Bistro: Depreciation and amortization increased primarily due to an increase of $1.9 million related to new restaurants that opened during fiscal 2010 and fiscal 2009, an increase of $0.6 million due to leasehold improvement additions, and an increase of $0.5 million due to leasehold improvement asset life adjustments during the fourth quarter of fiscal 2010. These increases were partially offset by a $0.9 million reduction due to plateware assets rolled out system-wide that were fully depreciated during fiscal 2010 and fiscal 2009.

Depreciation and amortization as a percentage of revenues increased primarily due to the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%) and the impact of decreased leverage on lower average weekly sales (+0.1%). These increases were partially offset by plateware assets rolled out system-wide that were fully depreciated during fiscal 2010 and fiscal 2009 (-0.1%).
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

As a percentage of revenues, depreciation and amortization increased primarily due to the addition of digital menu boards (+0.2%) and the impact of decreased leverage resulting from one fewer operating week during fiscal 2010 (+0.1%). These increases were partially offset by a reduction in depreciation due to furniture, fixtures, and equipment and smallwares assets that were fully depreciated during fiscal 2010 and fiscal 2009 (-0.2%) and the benefit of improved leverage from higher average weekly sales (-0.1%).

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

Income (Loss) from Discontinued Operations, Net of Tax
The results of the ten Pei Wei restaurants that closed during the fourth quarter of fiscal 2008 are classified as discontinued operations for all periods presented. The change in income (loss) from discontinued operations, net of tax is primarily due to charges of $1.4 million recognized during fiscal 2009 related to estimated and actual lease termination costs.

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
Quarterly Results

The following table sets forth certain unaudited quarterly information for the eight fiscal quarters in the two-year period ended January 1, 2012, expressed as a percentage of revenues, except for revenues which are expressed in thousands. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal 2011				Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues, in thousands	$317,369	$311,014	$300,617	$309,755	$310,371	$312,838	$308,410	$311,180
Costs and expenses:
Cost of sales	26.3%	26.4%	25.9%	26.6%	27.1%	26.1%	25.4%	25.9%
Labor	33.5	33.9	34.0	34.0	33.7	32.7	32.9	32.7
Operating	17.0	16.9	18.1	17.2	17.0	16.5	16.9	16.7
Occupancy	5.8	6.0	6.1	6.6	5.7	5.9	6.0	6.0
General and administrative	6.4	6.2	4.2	5.8	6.1	6.3	7.5	6.4
Depreciation and amortization	6.2	6.5	6.7	6.6	6.1	6.2	6.3	6.4
Asset impairment charges	0.0	0.2	1.6	1.6	0.0	0.0	0.0	0.0
Preopening expense	0.1	0.1	0.2	0.3	0.0	0.3	0.2	0.1
Partner investment expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Total costs and expenses	95.2	96.1	96.8	98.7	95.8	94.0	95.2	94.1
Income from operations	4.8	3.9	3.2	1.3	4.2	6.0	4.8	5.9
Interest and other income (expense), net	0.1	0.0	(0.3)	0.1	(0.1)	(0.2)	0.1	0.1
Income from continuing operations before taxes	4.8	4.0	2.9	1.4	4.1	5.8	4.9	6.0
Provision for income taxes	(1.4)	(1.0)	(0.8)	0.0	(1.2)	(1.6)	(1.4)	(1.2)
Income from continuing operations, net of tax	3.4	3.0	2.1	1.4	2.9	4.2	3.4	4.8
Income (loss) from discontinued operations, net of tax	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Net income	3.4	3.0	2.1	1.4	2.9	4.2	3.4	4.8
Less net income attributable to noncontrolling interests	0.0	0.0	0.0	0.0	0.1	0.1	0.1	0.1
Net income attributable to PFCB	3.3%	2.9%	2.1%	1.3%	2.8%	4.1%	3.4%	4.7%
Certain percentage amounts may not sum to total due to rounding.
Liquidity and Capital Resources
Cash Flow
Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our capital resources have primarily been used for our construction of new restaurants. More recently, our capital resources have been used for repurchases of our common stock, payments of cash dividends and repayments of long-term debt.

The following table presents a summary of our cash flows for the past three fiscal years (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$102,563	$122,222	$160,419
Net cash used in investing activities	(40,011)	(42,348)	(50,118)
Net cash used in financing activities	(83,993)	(71,921)	(87,753)
Net (decrease) increase in cash and cash equivalents	$(21,441)	$7,953	$22,548
Operating Activities
Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization, asset impairment charges in the current year and share-based compensation expense partially offset by a net decrease in operating assets and operating liabilities. The change in operating activities is primarily due to lower cash paid for income taxes, the collection of tenant incentives from landlords and the change in accrued payroll.

Investing Activities
Investing activities primarily related to capital expenditures of $38.8 million, $37.1 million and $49.9 million in fiscal years 2011, 2010 and 2009, respectively, and advances under the loan facility to True Food Kitchen of $1.2 million and $5.2 million in fiscal years 2011 and 2010, respectively. Capital expenditures have declined since fiscal 2009 primarily due to the impact of opening fewer new restaurants during fiscal 2011 and 2010 (eight new restaurants during fiscal 2011 and six new restaurants during fiscal 2010 compared to fifteen new restaurants during fiscal 2009). Also included is capitalized interest of $0.1 million, $0.1 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively.
We intend to open two to three new Bistro restaurants and twelve to sixteen new Pei Wei restaurants in fiscal 2012. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.0 million to $2.5 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment per each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. During fiscal 2012, we expect total gross capital expenditures to approximate $55.0 million to $60.0 million, including incremental remodeling expenditures of approximately $10.0 million.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for fiscal 2011, 2010 and 2009. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures, for both maintenance and remodels, for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

	Total	Shared Services and Other	Bistro	Pei Wei
Fiscal 2011
New company restaurants	$13,451	$—	$9,505	$3,946
Existing company restaurants and support	25,322	1,516	19,908	3,898
Total capital expenditures	$38,773	$1,516	$29,413	$7,844

Repairs and maintenance expense	$17,815	$6	$14,029	$3,780

Fiscal 2010
New company restaurants	$14,044	$—	$11,440	$2,604
Existing company restaurants and support	23,047	2,788	14,476	5,783
Total capital expenditures	$37,091	$2,788	$25,916	$8,387

Repairs and maintenance expense	$15,444	$21	$12,136	$3,287

Fiscal 2009
New company restaurants	$24,692	$—	$19,633	$5,059
Existing company restaurants and support	25,173	2,748	16,547	5,878
Total capital expenditures	$49,865	$2,748	$36,180	$10,937

Repairs and maintenance expense	$15,372	$28	$12,142	$3,202

Financing Activities

Financing activities during fiscal 2011, 2010 and 2009 included repurchases of common stock of $59.3 million, $41.1 million and $39.7 million, respectively. During fiscal 2010, we began paying cash dividends which totaled $22.2 million during fiscal 2011 and $14.5 million during the first three quarters of fiscal 2010. Additionally, financing activities included $18.0 million of credit line borrowings during fiscal 2011, and debt repayments of $18.1 million, $41.2 million and $45.9 million, respectively, and proceeds from stock options exercised and employee stock purchases of $0.5 million, $25.8 million and $3.0 million, respectively, during fiscal 2011, 2010 and 2009. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
Future Capital Requirements
Our capital requirements, including development costs related to the opening of additional restaurants, have historically been significant. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. During fiscal 2012, we plan to continue returning excess capital to our shareholders in the form of payments of cash dividends. The Company plans to fully utilize the $150.0 million share repurchase authorization during fiscal 2012.
In the longer term, in the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Credit Facility
The Company amended and restated the senior credit facility (“Credit Facility”) with several commercial financial institutions on October 26, 2011 to provide additional flexibility in capital structure. The amendment increased the borrowings allowed to $150.0 million from $75.0 million and extended the expiration to October 25, 2016 from August 30, 2013. Borrowings under the Credit Facility bear interest at a rate equal to either (i) adjusted LIBOR plus an applicable margin as defined in the Credit Facility or (ii) the highest of an applicable margin plus (a) the Federal Funds Effective Rate plus one-half of 1.0%, (b) the Prime Rate as announced by JPMorgan Chase Bank or (c) one-month LIBOR plus 1.5% as defined in the Credit Facility. The Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.2%.
The Credit Facility includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to maximum adjusted leverage and minimum fixed charge coverage), as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. Specifically, the covenant to maintain a maximum leverage ratio of 2.5:1 has been replaced with a maximum adjusted leverage ratio, as defined, of 3.75:1. The minimum fixed charge ratio, as defined, remains at 1.25:1. We were in compliance with these restrictions and conditions as of January 1, 2012 as our adjusted leverage ratio was 2.44:1 and our fixed charge coverage ratio was 2.44:1.

As of January 1, 2012, the Company had $16.4 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $133.6 million at January 1, 2012.

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries.

Cash Dividends
On February 13, 2012, the Board of Directors authorized an increase in the quarterly cash dividend payment from $0.25 per share to $0.275 per share. Based on the Board of Directors' authorization, on February 16, 2012 we announced a fixed cash dividend of $0.275 per share which will be paid March 12, 2012 to all shareholders of record at the close of business on February 27, 2012. Based on shares outstanding at February 13, 2012, the total dividend payment will approximate $5.8 million during the first quarter of fiscal 2012.

We anticipate declaring approximately $20 million to $21 million of cash dividends related to fiscal 2012 earnings based on a current quarterly dividend of $0.275 per share. Cash dividends are paid quarterly in arrears.

Share Repurchase Program
Under previous share repurchase programs authorized by our Board of Directors, we have repurchased a total of 7.7 million shares of our common stock for $246.4 million at an average price of $32.07 since July 2006. Included in this total are 1.7 million shares of our common stock repurchased during fiscal 2011 for $59.3 million at an average price of $34.66.
On October 17, 2011, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $100.0 million of our outstanding shares of common stock. On February 8, 2012, our Board of Directors increased the authorized amount of our share repurchase program from $100.0 million to $150.0 million. There were no shares repurchased during the fourth quarter of fiscal 2011. We plan to fully utilize the $150.0 million share repurchase authorization during fiscal 2012.

Partnership Activities
As of January 1, 2012, there were 12 partners within our partnership system representing 33 partnership interests. During fiscal 2011, we had the opportunity to purchase 18 noncontrolling interests which had reached the five-year threshold period during the year, as well as 31 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 49 noncontrolling interests in their entirety for a total of $3.4 million, all of which was paid in cash.

During fiscal 2012, we will have the opportunity to purchase thirteen additional noncontrolling interests. If all of these interests are purchased, the total purchase price will approximate less than $0.4 million based upon the estimated fair value of the respective interests at January 1, 2012.

Purchase Commitments

The following table shows our purchase commitments by category as of January 1, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Long-term debt	$1,657	$63	$126	$128	$1,340
Operating leases	303,612	51,815	96,213	75,643	79,941
Capital leases	2,511	416	832	790	473
Purchase obligations	202,828	151,514	51,071	243	—
Total	$510,608	$203,808	$148,242	$76,804	$81,754
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
Other Commitments
During 2009, we extended a $10.0 million loan facility to fund early stage development of the True Food Kitchen restaurant concept (“True Food”). We have the right, but not the obligation, to convert our loan into a majority equity ownership position in True Food. As of January 1, 2012, we had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010. In February 2012, after receiving authorization from our Board of Directors, we and True Food's partners mutually agreed to an early exercise of our conversion option, which is expected to be completed during the first half of fiscal 2012.

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
Cash-Settled Awards
We have issued cash-settled awards annually since fiscal 2009, including performance units, cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price and, in the case of performance units, the relative performance of our stock to the performance of the Russell 2000 Index. Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and can vary significantly in future periods. See Note 14 to our consolidated financial statements for further discussion of the fair value calculations and fluctuations of our cash-settled awards.

Item 8.	Financial Statements and Supplementary Data
P.F. CHANG’S CHINA BISTRO, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:
We have audited the accompanying consolidated balance sheets of P.F. Chang's China Bistro, Inc. and subsidiaries (the Company) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, equity, and cash flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.F. Chang's China Bistro, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP
Phoenix, Arizona
February 16, 2012

P.F. CHANG'S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$50,011	$71,452
Inventories	6,228	5,542
Other current assets	55,467	46,613
Total current assets	111,706	123,607
Property and equipment, net	411,083	459,469
Goodwill	6,819	6,819
Intangible assets, net	17,658	19,957
Other assets	28,809	24,837
Total assets	$576,075	$634,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,687	$22,173
Accrued expenses	71,964	71,714
Unearned revenue	41,320	38,371
Current portion of long-term debt	63	63
Total current liabilities	137,034	132,321
Deferred rent	109,853	113,977
Long-term debt	1,177	1,195
Other liabilities	15,206	24,753
Total liabilities	263,270	272,246
Commitments and contingencies	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 21,128,297 shares and 22,833,165 shares issued and outstanding at January 1, 2012 and January 2, 2011, respectively	21	23
Additional paid-in capital	253,470	250,019
Treasury stock, at cost, 7,683,449 shares and 5,973,623 shares at January 1, 2012 and January 2, 2011, respectively	(246,370)	(187,112)
Retained earnings	304,409	296,564
Total PFCB common stockholders’ equity	311,530	359,494
Noncontrolling interests	1,275	2,949
Total equity	312,805	362,443
Total liabilities and equity	$576,075	$634,689
See accompanying notes to consolidated financial statements.

P.F. CHANG'S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenues:
Restaurant sales	$1,233,076	$1,239,503	$1,228,045
Restaurant licensing	3,065	2,105	134
Retail licensing	2,614	1,191	—
Total revenues	1,238,755	1,242,799	1,228,179
Costs and expenses:
Cost of sales	325,771	324,731	326,421
Labor	419,302	410,000	401,583
Operating	214,050	208,294	203,859
Occupancy	75,864	73,707	70,635
General and administrative (Note 14)	70,088	81,883	82,749
Depreciation and amortization	80,355	77,486	74,429
Asset impairment charges (Note 2)	10,486	—	—
Preopening expense	2,048	1,976	3,919
Partner investment expense	(236)	(318)	(629)
Total costs and expenses	1,197,728	1,177,759	1,162,966
Income from operations	41,027	65,040	65,213
Interest and other income (expense), net	(288)	(572)	(1,637)
Income from continuing operations before taxes	40,739	64,468	63,576
Provision for income taxes	(10,253)	(17,122)	(18,492)
Income from continuing operations, net of tax	30,486	47,346	45,084
Income (loss) from discontinued operations, net of tax	(63)	46	(479)
Net income	30,423	47,392	44,605
Less net income attributable to noncontrolling interests	346	784	1,408
Net income attributable to PFCB	$30,077	$46,608	$43,197
Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$1.38	$2.05	$1.90
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	—	—	(0.02)
Net income attributable to PFCB common stockholders	$1.38	$2.05	$1.88
Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$1.36	$2.01	$1.87
Income (loss) from discontinued operations, net of tax, attributable to PFCB common stockholders	—	0.01	(0.02)
Net income attributable to PFCB common stockholders	$1.36	$2.02	$1.85
Weighted average shares used in computation:
Basic	21,831	22,689	22,986
Diluted	22,104	23,115	23,413

Cash dividends declared per share	$0.99	$0.92	$—

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$30,140	$46,562	$43,676
Income (loss) from discontinued operations, net of tax	(63)	46	(479)
Net income attributable to PFCB	$30,077	$46,608	$43,197
See accompanying notes to consolidated financial statements.

P.F. CHANG'S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	PFCB Common Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balances, December 28, 2008	24,114	$27	$206,667	$(106,372)	$(755)	$221,259	$8,581	$329,407
Issuance of common stock under stock option plans	241	1	2,891	—	—	—	—	2,892
Issuance of common stock under employee stock purchase plan	34	—	774	—	—	—	—	774
Shares withheld for taxes on restricted stock, net of forfeitures	(48)	—	(673)	—	—	—	—	(673)
Purchases of treasury stock	(1,430)	—	—	(39,650)	—	—	—	(39,650)
Share-based compensation expense(1)	—	—	7,700	—	—	—	—	7,700
Tax benefit from share-based compensation, net	—	—	1,348	—	—	—	—	1,348
Unrealized gain on derivatives	—	—	—	—	461	—	—	461
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,749)	(1,749)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	50	50
Purchases of noncontrolling interests, net of tax benefit	—	—	(1,526)	—	—	—	(3,184)	(4,710)
Partner investment expense	—	—	—	—	—	—	(629)	(629)
Partner bonus expense, imputed	—	—	—	—	—	—	484	484
Net income	—	—	—	—	—	43,197	1,408	44,605
Balances, January 3, 2010	22,911	28	217,181	(146,022)	(294)	264,456	4,961	340,310
Issuance of common stock under stock option plans	816	—	24,189	—	—	—	—	24,189
Issuance of common stock under employee stock purchase plan	71	—	2,826	—	—	—	—	2,826
Shares withheld for taxes on restricted stock, net of forfeitures	(56)	—	(1,169)	—	—	—	—	(1,169)
Purchases of treasury stock	(909)	(5)	—	(41,090)	—	—	—	(41,095)
Share-based compensation expense(1)	—	—	5,155	—	—	—	—	5,155
Tax benefit from share-based compensation, net	—	—	2,247	—	—	—	—	2,247
Unrealized gain on derivatives	—	—	—	—	294	—	—	294
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(1,230)	(1,230)
Contributions from noncontrolling interest partners	—	—	—	—	—	—	10	10
Purchases of noncontrolling interests, net of tax benefit	—	—	(432)	—	—	—	(1,629)	(2,061)
Partner investment expense	—	—	—	—	—	—	(318)	(318)
Partner bonus expense, imputed	—	—	—	—	—	—	371	371
Cash dividends paid(2)	—	—	22	—	—	(14,500)	—	(14,478)
Net income	—	—	—	—	—	46,608	784	47,392
Balances, January 2, 2011	22,833	23	250,019	(187,112)	—	296,564	2,949	362,443
Issuance of common stock under stock option plans	31	—	869	—	—	—	—	869
Issuance of common stock under employee stock purchase plan	78	—	2,761	—	—	—	—	2,761
Shares withheld for taxes on restricted stock, net of forfeitures	(105)	—	(3,140)	—	—	—	—	(3,140)
Purchases of treasury stock	(1,709)	(2)	—	(59,258)	—	—	—	(59,260)
Share-based compensation expense(1)	—	—	3,242	—	—	—	—	3,242
Tax benefit from share-based compensation, net	—	—	1,668	—	—	—	—	1,668
Distributions to noncontrolling interest partners	—	—	—	—	—	—	(581)	(581)
Purchases of noncontrolling interests, net of tax benefit	—	—	(1,989)	—	—	—	(1,374)	(3,363)
Partner investment expense	—	—	—	—	—	—	(236)	(236)
Partner bonus expense, imputed	—	—	—	—	—	—	171	171
Cash dividends paid(2)	—	—	40	—	—	(22,232)	—	(22,192)
Net income	—	—	—	—	—	30,077	346	30,423
Balances, January 1, 2012	21,128	$21	$253,470	$(246,370)	$—	$304,409	$1,275	$312,805
____________________

(1)	Share-based compensation expense includes equity-classified awards only.

(2)	Cash dividends paid includes dividend-equivalent units issued to the Board of Directors in the form of additional awards related to unvested restricted stock units and restricted cash units.
See accompanying notes to consolidated financial statements.

P.F. CHANG'S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Operating Activities:
Net income	$30,423	$47,392	$44,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,355	77,486	74,429
Asset impairment charges (Note 2)	10,486	—	—
Share-based compensation	(1,485)	11,777	11,552
Lease termination charges	1,346	—	—
Net lease termination charges in discontinued operations	162	(15)	611
Partner investment expense	(236)	(318)	(629)
Deferred income taxes	(5,241)	(4,248)	(4,354)
Tax benefit from share-based compensation	(1,763)	(2,523)	(1,348)
Other	330	500	547
Changes in operating assets and liabilities:
Inventories	(686)	(251)	(361)
Other current assets	(5,586)	(4,903)	17,640
Other assets	(3,182)	(946)	(1,398)
Accounts payable	1,083	786	4,622
Accrued expenses	(3,191)	(3,490)	4,015
Unearned revenue	2,949	2,527	4,729
Deferred rent	(3,907)	(2,370)	4,382
Other liabilities	706	818	1,377
Net cash provided by operating activities	102,563	122,222	160,419
Investing Activities:
Capital expenditures	(38,773)	(37,091)	(49,865)
Receivable under loan facility (Note 18)	(1,157)	(5,193)	—
Capitalized interest	(81)	(64)	(253)
Net cash used in investing activities	(40,011)	(42,348)	(50,118)
Financing Activities:
Purchases of treasury stock	(59,260)	(41,095)	(39,650)
Payments of cash dividends	(22,192)	(14,478)	—
Repayments of credit facility and other borrowings	(18,063)	(41,236)	(45,850)
Borrowings on credit facility	18,000	—	—
Purchases of noncontrolling interests, net of tax benefit	(3,363)	(2,061)	(4,710)
Distributions to noncontrolling interest partners	(581)	(1,230)	(1,749)
Debt issuance costs	(570)	—	—
Proceeds from net share issuances	490	25,846	2,993
Tax benefit from share-based compensation	1,763	2,523	1,348
Payments of capital lease obligations	(217)	(200)	(185)
Contributions from noncontrolling interest partners	—	10	50
Net cash used in financing activities	(83,993)	(71,921)	(87,753)
Net increase (decrease) in cash and cash equivalents	(21,441)	7,953	22,548
Cash and cash equivalents at the beginning of the period	71,452	63,499	40,951
Cash and cash equivalents at the end of the period	$50,011	$71,452	$63,499

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$14,895	$27,919	$11,782
Cash paid for interest	$806	$1,769	$3,478

Supplemental Disclosure of Non-Cash Items
Change in construction payable	$431	$(38)	$(2,758)
See accompanying notes to consolidated financial statements.

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2012

1.	Summary of Significant Accounting Policies
Organization and Nature of Operations
P.F. Chang’s China Bistro, Inc. (the “Company” or "PFCB") operates two restaurant concepts consisting of restaurants throughout the United States under the names P.F. Chang’s China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). The Company was formed in 1996 and became publicly traded in 1998. Additionally, the Company has extended its brands to international markets, retail products and domestic airports, with those businesses operating under licensing agreements.
Fiscal Year
The Company’s fiscal year ends on the Sunday closest to the end of December. Fiscal years 2011 and 2010 were each comprised of 52 weeks and fiscal year 2009 was comprised of 53 weeks.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation and Presentation
The Company’s consolidated financial statements include the accounts and operations of the Company and its majority-owned subsidiaries. All material balances and transactions between the consolidated entities have been eliminated. Noncontrolling interests are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. During fiscal 2011, total revenues reported in the consolidated statements of income has been expanded to display restaurant sales, restaurant licensing revenues and retail licensing revenues.
Cash and Cash Equivalents
The Company’s cash and cash equivalent balances are not pledged or restricted. The Company’s policy is to invest cash in excess of operating requirements in income-producing investments. Income-producing investments with maturities of three months or less at the time of investment are reflected as cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of January 1, 2012 and January 2, 2011 consisted primarily of money market fund investments and amounts receivable from credit card processors.
Inventories
Inventories consist of food, beverages and alcohol and are stated at the lower of cost or market using the first-in, first-out method.

Other Current Assets

Other current assets consist primarily of receivables, current portion of deferred tax asset, income taxes receivable and prepaid rent. Receivables consist primarily of amounts due from third-party gift card sales, rebates and amounts due from landlords for tenant incentives. Management believes outstanding receivable amounts to be collectible.

Property and Equipment

Property and equipment is stated at cost, which includes capitalized interest during the construction and development period, and is depreciated on a straight-line basis over the shorter of useful life or the estimated service life. The Company's home office building is depreciated over thirty years, and building improvements are depreciated over twenty years. Leasehold improvements and buildings under capital leases are depreciated over the shorter of the useful life or the length of the related lease term. The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assured and failure to exercise such option would result in an economic penalty. The estimated service life of furniture, fixtures and equipment is seven years. China and smallwares are depreciated over two years up to 50 percent of their original cost, and replacements are recorded as operating expenses as they are purchased.

Depreciation and Amortization
Depreciation and amortization expense included in continuing operations includes the depreciation and amortization of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, capitalized software costs and non-transferable liquor license fees and totaled $80.4 million, $77.5 million and $74.4 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.
During the years ended January 1, 2012, January 2, 2011, and January 3, 2010, the Company incurred gross interest expense of $0.8 million, $1.7 million, and $3.1 million, respectively. Of these amounts, $0.1 million, $0.1 million, and $0.3 million, respectively, were capitalized during the years ended January 1, 2012, January 2, 2011, and January 3, 2010.
Goodwill and Intangible Assets
Goodwill is not amortized but is subject to annual impairment tests. Intangible assets deemed to have definite lives are amortized over their estimated useful lives, which is generally fifteen years for Bistro restaurants and ten years for Pei Wei restaurants.
Goodwill
Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired and relates to the Company’s purchase of interests in various restaurants at the formation of the Company. Impairment tests are performed with respect to goodwill at the segment level of reporting. On an annual basis, the Company reviews the recoverability of goodwill based primarily on a multiple of earnings analysis which compares the estimated fair value of the reporting segment to the carrying value. As a secondary review, the Company also compares the market value of its common stock to the total Company carrying value. Generally, the Company performs its annual assessment for impairment during the fourth quarter of its fiscal year and performs the analysis more frequently if there are any impairment indicators identified during the year. As of January 1, 2012, management determined there was no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
Intangible Assets
Intangible assets were historically recognized upon the Company’s buyout of noncontrolling interests when the Company’s purchase price exceeded the imputed fair value at the time of the partners’ original investment. Upon the adoption of noncontrolling interest guidance at the beginning of fiscal 2009, an intangible asset is no longer recognized upon buyout of noncontrolling interests. Instead, any excess of the Company’s purchase price over the imputed fair value is recognized as a reduction of additional paid-in capital in equity.
Impairment of Long-Lived Assets
The Company reviews property and equipment and intangible assets with finite lives (those assets resulting from the acquisition of partners' noncontrolling interests in the operating rights of certain of our restaurants) for impairment when events or circumstances indicate these assets might be impaired, but at least quarterly. An analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant facts and circumstances. Generally, for restaurants open greater than two years, negative restaurant-level cash flows over the previous twelve-month period is considered a potential impairment indicator. In these situations, the Company evaluates future restaurant cash flow projections in conjunction with qualitative factors and future operating plans. Based on this assessment, the Company either (a) continues to monitor these restaurants over the near-term for evidence of improved performance or (b) immediately recognizes an impairment charge based on the amount by which the asset carrying value exceeds fair value, which is based on discounted estimated future cash flows.
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

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, if current economic conditions worsen, additional restaurants could be placed on active monitoring and potentially trigger impairment charges in future periods.
In the past, the majority of the restaurants under monitoring have typically achieved cash flow improvements in a timely fashion such that no impairment charge was deemed necessary and the restaurant was removed from active monitoring. During the year-ended January 1, 2012, the Company recognized asset impairment charges of $10.5 million in the consolidated statements of income, related to the full write-off of the carrying value of the long-lived assets of three Bistro restaurants, which continue to operate, and three Pei Wei restaurants, which closed during the fourth quarter of fiscal 2011. See Note 2 for further discussion. There were no impairments recognized by the Company during the years ended January 2, 2011 and January 3, 2010. There can be no assurance that future impairment tests will not result in additional charges to earnings.
Other Assets
Other assets consist primarily of transferable and nontransferable liquor licenses, Restoration Plan assets (see Note 15 for additional information), receivable under loan facility to True Food Kitchen (see Note 18 for additional information), capitalized software costs, vendor deposits and trademarks. Nontransferable liquor licenses are amortized over the life of the restaurant (twenty years for Bistro and fifteen years for Pei Wei) and trademarks are amortized over the shorter of the useful life of the asset or the length of the related contract term. The term of the lease or contract includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. Capitalized software costs are typically amortized over five years. See Note 7 for additional details on the Company’s other assets.
Accrued Expenses
Accrued expenses consist primarily of accrued payroll, accrued insurance, sales and use tax payable, accrued rent, performance units and cash-settled awards that will vest within one year and property tax payable. See Note 8 for further details of the Company’s accrued expenses.
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
Deferred Rent
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

Tenant incentives received from landlords in connection with certain of the Company's operating leases are recorded as a liability within deferred rent and are amortized over the relevant lease term. For leases that contain scheduled rent escalations, the Company recognizes rent expense on a straight-line basis over the term of the lease. The straight-line rent calculation includes the rent holiday period, which begins on the possession date and ends on the store open date.

Many of the Company's leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rent”). Contingent rent is recognized as rent expense in the period incurred.

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Liabilities

Other liabilities include liabilities related to the Restoration Plan (discussed further in Note 15), the Company’s net long-term deferred tax liabilities, performance units and cash-settled awards that will vest in more than one year and asset retirement obligations ("ARO"). See Note 13 for further details of the Company’s other liabilities.
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
Revenue Recognition

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
Restaurant licensing revenues include initial territory fees, store opening fees and ongoing royalty fees from all licensed restaurants and two restaurants operated under a joint venture arrangement. Initial territory fees received pursuant to international development and licensing agreements are recognized as revenue when the Company has performed its material obligations under the agreement, which is typically after the opening of a certain number of restaurants within the territory. Store opening fees are recognized as revenue when the Company has substantially performed its obligations to assist the licensee in opening a new restaurant, which is generally at the time such restaurant opens for business. Ongoing royalty fees from licensed restaurants are based on a percentage of restaurant sales and are recognized as revenue in the period the related restaurants’ revenues are earned.
Retail licensing revenues include ongoing royalty fees based on a percentage of licensed retail product sales. Ongoing royalty fees from licensed retail products are based on a percentage of product sales and are recognized as revenue upon the sale of the product to retail outlets.

Advertising
The Company expenses advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Advertising expense for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 was $11.9 million, $12.5 million, and $10.4 million, respectively.
Preopening Expense
Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for the Company’s leased restaurant locations.
Partner Investment Expense
Partner investment expense consists primarily of a reversal of previously recognized expense for the difference between the fair value of the noncontrolling interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater, for those interests that are bought out prior to the restaurant reaching maturity (typically after five years of operation).

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partner investment expense also includes the difference between the imputed fair value of noncontrolling interests at the time the partners invest in their restaurants and the partners’ cash capital contribution for these ownership interests. Partner investment expense has not been recognized for new Bistro openings since the beginning of fiscal 2007 and for new Pei Wei openings since April 2010 due to changes in the partnership structure.
Consolidated partner investment expense for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 was a net benefit of $0.2 million, $0.3 million and $0.6 million, respectively. See Note 16 for further discussion on the Company’s partnership structure.
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
The Company records a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. See Note 17 for further discussion of the Company's uncertain tax positions.

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

Share-Based Compensation

The Company has granted equity-classified and liability-classified awards to certain of its employees and directors and accounts for the awards based on fair value measurement guidance. The estimated fair value of share-based compensation is amortized to expense over the vesting period. See Note 14 for further discussion of the accounting for share-based compensation.
Income from Continuing Operations Attributable to PFCB per Share
Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock and restricted stock units ("RSUs") outstanding under the Company’s equity plans and employee stock purchase plan. For the years ended January 1, 2012, January 2, 2011, and January 3, 2010, 1.1 million, 0.8 million, and 2.1 million, respectively, of the Company’s options were excluded from the calculation due to their anti-dilutive effect.
The following table sets forth the computation of basic and diluted income from continuing operations attributable to PFCB per share:

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Numerator:
Income from continuing operations attributable to PFCB common stockholders, net of tax	$30,140	$46,562	$43,676
Denominator:
Basic: Weighted-average shares outstanding during the year	21,831	22,689	22,986
Add dilutive effect of equity awards	273	426	427
Diluted	22,104	23,115	23,413
Income from continuing operations attributable to PFCB common stockholders per share:
Basic	$1.38	$2.05	$1.90
Diluted	$1.36	$2.01	$1.87
The Company began paying quarterly cash dividends to its shareholders during fiscal 2010. The Company's restricted stock awards are considered participating securities as the awards include non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. For the years ended January 1, 2012 and January 2, 2011, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses is deemed to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying value due to the Company’s right to repay outstanding balances at any time.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash investments and receivables. The Company maintains cash and cash equivalents, funds on deposit and certain other financial instruments with financial institutions that are considered in the Company’s investment strategy. Concentrations of credit risk with respect to receivables are limited as the Company’s receivables are primarily related to third-party gift card sales, rebates, tenant incentives from landlords and a long-term receivable under the loan facility to True Food Kitchen.
Derivatives
During the second quarter of 2008, the Company hedged a portion of its existing long-term variable-rate debt through the use of an interest rate swap. This derivative instrument effectively fixed the interest expense on a portion of the Company’s long-term debt for the duration of the swap. The interest rate swap expired on May 20, 2010. There was no hedge ineffectiveness recognized during the period ended January 2, 2011.
All derivatives were recognized on the balance sheet at fair value as liabilities in accrued expenses. The fair value of the Company’s derivative financial instruments was determined using either market quotes or valuation models that were based upon the net present value of estimated future cash flows and incorporated current market data inputs. The accounting for the change in the fair value of a derivative financial instrument depended on its intended use and the resulting hedge designation.
Recent Accounting Literature
Improving Disclosures about Fair Value Measurements (Accounting Standards Update ("ASU") No. 2010-06)
(Included in ASC 820 “Fair Value Measurement”)

ASU No. 2010-06 requires new disclosures regarding recurring or nonrecurring fair value measurements. Entities are required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and describe

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reasons for the transfers. Entities are required to provide information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. In addition, entities must provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about the valuation techniques used in determining fair value for Level 2 or Level 3 measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross basis reconciliation for the Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements. There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during fiscal 2011.

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

2.	Impairment Charges and Store Closures
Impairment Charges

During fiscal 2011, the Company identified three Bistro restaurants and three Pei Wei restaurants with negative historical restaurant-level cash flows as part of its quarterly long-lived asset impairment analysis. Based on discounted estimated future cash flows, using level 3 fair value measurements, the asset carrying value exceeded the fair value of the long-lived assets at these restaurants. As a result, the Company recognized asset impairment charges of $10.5 million in the consolidated statements of income related to the full write-off of the carrying value of the long-lived assets of three Bistro restaurants which continue to operate and three Pei Wei restaurants which closed during the fourth quarter of fiscal 2011. No impairment charges were recorded during fiscal 2010 and fiscal 2009.

Store Closures

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal 2011, the Company closed three underperforming Pei Wei restaurants which had negative cash flows and were not projected to provide acceptable returns in the foreseeable future. The Company recognized pretax charges of $1.3 million related to estimated lease termination costs in connection with the store closures. The Company plans to pursue lease termination agreements with each of the closed Pei Wei restaurants' landlords.

3.	Discontinued Operations
Discontinued operations include results attributable to ten Pei Wei restaurants that were closed during the fourth quarter of 2008. Income (loss) from discontinued operations includes estimated and actual lease termination costs.

As of the date of this Form 10-K, lease termination agreements for seven and sublease agreements for two of the ten closed locations have been executed. The Company continues to pursue a potential sub-tenant agreement for the remaining closed location.
Activity associated with the lease termination accrual is summarized below (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011
Beginning balance	$1,002	$1,416
Cash payments	(284)	(399)
Net charges	162	(15)
Ending balance	$880	$1,002
Net charges include amounts recognized based on availability of new information, which led to updated estimates of anticipated lease termination costs for certain closed locations. Cash payments include ongoing rent and other property-related payments. As of January 1, 2012, the short-term portion of $0.3 million is included in accrued expenses and the long-term portion of $0.6 million is included in other liabilities in the consolidated balance sheets with the timing of payments uncertain.
Income (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Lease termination charges	$162	$(15)	$1,439

Income (loss) from discontinued operations before income taxes(1)	$(102)	$76	$(786)
Income tax (expense) benefit	39	(30)	307
Income (loss) from discontinued operations, net of tax	$(63)	$46	$(479)
____________________

(1)	Includes net lease termination charges, deferred rent write-offs upon lease settlement and deferred rent amortization.

4.	Other Current Assets
Other current assets consist of the following (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011
Receivables	$20,267	$14,300
Current portion of deferred tax asset	13,279	11,774
Income taxes receivable	11,662	10,427
Prepaid rent	5,988	5,730
Other	4,271	4,382
Total other current assets	$55,467	$46,613
Receivables as of January 1, 2012 and January 2, 2011 are primarily comprised of amounts due from third-party gift card sales, rebates and amounts due from landlords for tenant incentives as a result of new restaurant openings.
Income taxes receivable includes approximately $5.3 million as of both January 1, 2012 and January 2, 2011 related to a net refund claim with the Internal Revenue Service.

5.	Property and Equipment
Property and equipment consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Land	$3,681	$3,681
Building and improvements	15,576	15,574
Leasehold improvements	630,300	614,203
Furniture, fixtures and equipment	205,228	193,632
China and smallwares	18,256	18,205
	873,041	845,295
Less accumulated depreciation and amortization	(463,806)	(390,483)
	409,235	454,812
Construction in progress	1,848	4,657
Property and equipment, net	$411,083	$459,469
Depreciation and amortization expense related to property and equipment, including property under capital leases, in the consolidated statements of income, totaled $76.2 million, $73.7 million, and $71.0 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

6.	Intangible Assets
Intangible assets consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Intangible assets, gross	$29,863	$29,863
Accumulated amortization	(12,205)	(9,906)
Intangible assets, net	$17,658	$19,957
Amortization expense related to intangible assets, included in depreciation and amortization expense in the consolidated statements of income, for the years ended January 1, 2012, January 2, 2011, and January 3, 2010 was $2.3 million, $2.3 million, and $2.0 million, respectively.
The estimated aggregate annual amortization expense for intangible assets at January 1, 2012, is summarized as follows (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012	$2,284
2013	2,192
2014	2,104
2015	2,080
2016	2,067
Thereafter	6,931
Total	$17,658

7.	Other Assets
Other assets consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Liquor licenses, net	$6,567	$6,707
Restoration Plan investments (1)	6,432	5,087
Receivable under loan facility (2)	6,350	5,193
Software, net	5,368	6,007
Deposits	3,026	1,305
Other assets, net	1,066	538
Total other assets	$28,809	$24,837

(1)	See Note 15 for further details on the Restoration Plan investments.

(2)	See Note 18 for further details on the receivable under the loan facility.

8.	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Accrued payroll	$21,822	$24,748
Accrued insurance	19,760	17,909
Sales and use tax payable	6,449	7,138
Accrued rent	3,471	3,749
Cash-settled awards (1)	3,000	—
Property tax payable	2,421	3,739
Performance units (1)	348	—
Other accrued expenses	14,693	14,431
Total accrued expenses	$71,964	$71,714
___________________

(1)	Performance units and cash-settled awards that will vest in more than one year were classified in other liabilities at January 1, 2012 and January 2, 2011. See Note 14 for additional discussion.

9.	Credit Facility
On October 26, 2011, the Company amended and restated the senior credit facility (“Credit Facility”) to provide additional flexibility in its capital structure. The amendment increased the borrowings allowed to $150.0 million from $75.0 million and

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extended the expiration to October 25, 2016 from August 30, 2013. Borrowings under the Credit Facility bear interest at a rate equal to either (i) adjusted LIBOR plus an applicable margin as defined in the Credit Facility or (ii) the highest of an applicable margin plus (a) the Federal Funds Effective Rate plus one-half of 1.0%, (b) the Prime Rate as announced by JP Morgan Chase Bank or (c) one-month LIBOR plus 1.5% as defined in the Credit Facility. The Credit Facility bears a commitment fee on the unused portion of the revolver at an annual rate of 0.2%.

The Credit Facility includes customary representations, warranties, negative and affirmative covenants (including certain financial covenants relating to maximum adjusted leverage and minimum fixed charge coverage), as well as customary events of default and certain default provisions that could result in acceleration of the Credit Facility. Specifically, the covenant to maintain a maximum leverage ratio of 2.5:1 has been replaced with a maximum adjusted leverage ratio, as defined, of 3.75:1. The minimum fixed charge ratio, as defined, remains at 1.25:1.

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries. As of January 1, 2012, the Company had $16.4 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $133.6 million at January 1, 2012.

10.	Long-Term Debt
Long-term debt consists of the following (in thousands):

	January 1, 2012	January 2, 2011
Total debt	$1,240	$1,258
Less current portion	63	63
Total long-term debt	$1,177	$1,195
Total debt is presented net of debt discounts and is comprised of non-interest-bearing promissory notes related to the purchase of certain of the Company’s liquor licenses.
The aggregate annual payments of long-term debt outstanding at January 1, 2012, are summarized as follows (in thousands):

2012	$63
2013	63
2014	63
2015	64
2016	64
Thereafter	1,340
Total	1,657
Less debt discount	(417)
Total debt	$1,240

11.	Fair Value Measurements
The Company’s financial assets and financial liabilities measured at fair value at January 1, 2012 and January 2, 2011 are summarized below (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Money markets	$620	$—	$620	$—	market approach
Restoration Plan investments	6,432	—	6,432	—	market approach
Restoration Plan liabilities	(7,041)	—	(7,041)	—	market approach
Total	$11	$—	$11	$—

	January 2, 2011	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique
Money markets	$4,437	$—	$4,437	$—	market approach
Restoration Plan investments	5,087	—	5,087	—	market approach
Restoration Plan liabilities	(5,517)	—	(5,517)	—	market approach
Total	$4,007	$—	$4,007	$—

The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents in the consolidated balance sheet at a net value of 1:1 for each dollar invested. Money market investments held by the Company were invested primarily in government-backed securities at January 1, 2012.
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
There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during fiscal 2011 and 2010.

12.	Leases
The Company leases certain buildings and land which are considered capital leases and are included in property and equipment on the consolidated balance sheets. Depreciation of assets under capital leases is included in depreciation and amortization expense in the consolidated statements of income.
Capital lease assets consist of the following (in thousands):

	January 1, 2012	January 2, 2011
Capital lease assets, gross	$4,494	$4,494
Accumulated depreciation	(2,967)	(2,737)
Capital lease assets, net	$1,527	$1,757
The related capital lease obligations are reported within lease obligations and consist of the following (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011
Building	$1,648	$1,863
Land	1,050	1,050
Capital lease obligations	$2,698	$2,913
The Company leases restaurant facilities and certain real property as well as equipment under operating leases having terms expiring between 2012 and 2027. The restaurant facility and real property leases primarily have renewal clauses of five to twenty years exercisable at the option of the Company. Certain renewal terms contain rent escalation clauses stipulating specific rent increases, some of which are based on the consumer price index. Additionally, certain leases require the payment of contingent rent based on a percentage of gross revenues, as defined in the leases.
Rent expense included in occupancy expense in the consolidated statements of income for operating leases is summarized as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Minimum rent	$40,611	$38,706	$37,215
Contingent rent	8,514	8,862	8,873
Total rent expense	$49,125	$47,568	$46,088
At January 1, 2012, the Company had signed lease agreements for unopened restaurants with total minimum lease payment obligations of $22.6 million. The following table does not include lease obligations related to renewal option periods even if it is reasonably assured that the Company will exercise the related option. Future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2012	$416	$51,815	$52,231
2013	416	50,359	50,775
2014	416	45,854	46,270
2015	416	41,089	41,505
2016	374	34,554	34,928
Thereafter	473	79,941	80,414
Total minimum lease payments	$2,511	$303,612	$306,123
Less amount representing interest	863
Present value of minimum lease payments	$1,648

13.	Other Liabilities
Other liabilities consist of the following (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 1, 2012	January 2, 2011
Restoration Plan liabilities	$7,041	$5,517
Deferred income tax liability	2,737	6,378
Cash-settled awards (1)	2,259	4,562
Performance units (1)	—	5,763
Other	3,169	2,533
Total other liabilities	$15,206	$24,753
_________________

(1)	Performance units and cash-settled awards that will vest within one year were classified in accrued expenses at January 1, 2012.

14.	Preferred Stock and PFCB Common Stockholders’ Equity
Preferred Stock
The board of directors is authorized to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights, including voting rights, qualifications, limitations and restrictions of those shares without any further vote or act by the common stockholders. There was no outstanding preferred stock as of January 1, 2012 and January 2, 2011.
Stock Option Plans
1996 and 1997 Plans
In August 1996, the Company adopted the 1996 Stock Option Plan (“1996 Plan”), and in July 1997, the Company adopted the 1997 Restaurant Management Stock Option Plan (“1997 Plan”). Options under the 1996 Plan may be granted to employees, consultants and directors to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Options under the 1997 Plan may be granted to key employees of the Company who are actively engaged in the management and operation of the Company’s restaurants to purchase the Company’s common stock at an exercise price that equals or exceeds the fair value of such shares on the date such option is granted. Vesting periods are determined at the discretion of the board of directors, and all options currently outstanding vested over five years. Options may be exercised immediately upon grant, subject to a right by the Company to repurchase any unvested shares at the exercise price. Any options granted shall not be exercisable after ten years. Upon certain changes in control of the Company, the 1996 and 1997 Plans provide for two additional years of immediate vesting. The Company had reserved a total of 2,173,000 shares of common stock for issuance under the 1996 and 1997 Plans, all of which have been granted. No awards were granted during fiscal 2011 or 2010 under this plan.
1998 Plan
During 1998, the Company’s Board of Directors approved the 1998 Stock Option Plan (“1998 Plan”) which provides for discretionary grants of incentive stock options and nonqualified stock options to the Company’s employees, including officers, directors, consultants, advisors, and other independent contractors. The option exercise price per share for an incentive stock option and nonstatutory stock option may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire within ten years of their date of grant. A total of 3,213,770 additional shares of common stock have been reserved for issuance under the 1998 Plan of which approximately 492,000 were available to be granted as of January 1, 2012. No awards were granted during fiscal 2011 or 2010 under this plan.
1999 Plan
During 1999, the Company’s Board of Directors approved the 1999 Nonstatutory Stock Option Plan (“1999 Plan”), which provides for discretionary grants of nonqualified stock options to the Company’s employees. The 1999 Plan prohibits grants to officers or directors. The option exercise price per share may not be less than 100 percent of the fair market value of a share of common stock on the grant date. The Company’s Compensation Committee has the authority to, among other things, determine the vesting schedule for each option granted. Options currently outstanding generally vest over five years and all options expire

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within ten years of their date of grant. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Plan of which approximately 89,000 were available to be granted as of January 1, 2012. No awards were granted during fiscal 2011 or 2010 under this plan.
2006 Plan
In May 2006, the Company’s Board of Directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which provides for grants of incentive and nonstatutory stock options as well as stock appreciation rights, restricted stock, restricted stock units, performance units, deferred compensation awards and other stock-based awards. Awards other than incentive stock options generally may be granted only to employees, directors and consultants of the Company, or certain related entities or designated affiliates. Shares subject to stock options and stock appreciation rights are charged against the 2006 Plan share reserve on the basis of one share for each one share granted while shares subject to other types of equity awards are charged against the 2006 Plan share reserve on the basis of two shares for each one share granted. The 2006 Plan also contains other limits with respect to the terms of different types of incentive awards and with respect to the number of shares subject to awards that can be granted to an employee during any fiscal year. Options currently outstanding generally vest monthly over five years and expire within ten years of their date of grant. All other types of awards generally cliff-vest over various years. A total of 1,750,000 shares of common stock have been reserved for issuance under the 2006 Plan of which approximately 328,000 were available to be granted as of January 1, 2012. Cash-settled awards are issued pursuant to the 2006 Plan, but do not decrease shares available to be granted.
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
Equity-Classified Awards
Options
The Company issued stock options to its eligible employees and the Company's Board of Directors through fiscal 2008, and no options have been granted since then. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including estimating 1) the expected term, 2) the Company’s common stock price volatility over the expected term, 3) the number of awards that will ultimately not vest (“forfeitures”) and (4) the weighted average risk-free rate of return. The Company’s outstanding options vest one-fifth after the first year and then monthly over the remaining four years.
The following table presents information regarding options exercised (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Intrinsic value of stock options exercised	$605	$12,842	$4,386

Information regarding activity for stock options outstanding under the Plans is as follows:

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding Options
	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value(1) (In thousands)
Options outstanding at January 2, 2011	1,558,259	$44.19
Granted	—	—
Exercised	(33,285)	26.09
Forfeited (canceled)	(22,783)	41.60
Options outstanding at January 1, 2012	1,502,191	$44.63	2.7	$275
Options exercisable at January 1, 2012	1,485,911	$44.75	2.6	$275
____________________

(1)
The aggregate intrinsic value of stock options represents the closing market price on the last trading day of the reporting period less the exercise price of each option multiplied by the number of in-the-money stock options.

Restricted Stock and RSUs
During fiscal 2011 and fiscal 2010, the Company issued RSUs to members of its Board of Directors as permitted under the 2006 Plan. No RSUs were granted during fiscal 2009. The RSUs vest over the service period of one year and, at the election of each applicable director, become unrestricted at the earlier of the date he/she ceases serving on the Company's Board of Directors or a change in control of the Company. The Company issued restricted stock to eligible employees through fiscal 2008, and no restricted stock has been issued since then. The restricted stock awards vest and become unrestricted three years after the date of grant. Share-based compensation expense is recognized ratably over a three-year service period for restricted stock and a one-year service period for RSUs.

Information regarding activity for restricted stock and RSUs outstanding under the 2006 Plan is as follows:

	Restricted Stock
	and RSUs
	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 2, 2011	322,290	$19.74
Granted	14,680	44.74
Vested	(287,756)	17.49
Forfeited (canceled)	(3,767)	17.34
Outstanding at January 1, 2012(1)	45,447	$42.28
___________________

(1)	Outstanding includes 30,767 RSUs that have vested in current and prior years but have not yet settled as of the end of fiscal 2011.
The fair value of shares that vested during fiscal 2011, fiscal 2010 and fiscal 2009 totaled approximately $8.9 million, $3.5 million and $2.1 million, respectively. The weighted average fair value of RSUs granted during fiscal 2011 and fiscal 2010 were $44.74 and $47.29, respectively.
Liability-Classified Awards
Performance Units
During fiscal 2009, the Company awarded 600,000 performance units to each of the Company’s Co-Chief Executive Officers pursuant to the 2006 Plan. There were no performance unit awards granted during fiscal 2011 and fiscal 2010. Each award vested on January 1, 2012, at which time the cash value of such awards was determined. The awards were paid in cash in February 2012. As of January 1, 2012, there were no outstanding performance units. The Company does not intend to issue performance units in the future.

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash value of the performance units was equal to the amount by which the Company’s final average stock price, as defined in the agreements, exceeded the strike price. The total value of the performance units was originally subject to a maximum value of $12.50 per unit. During December 2010, the outstanding performance unit award associated with one of the Co-Chief Executive Officers was modified such that the maximum value per unit was reduced to $9.00 per unit. All other terms remained the same as specified in the original award agreement. The fair value of the performance units was remeasured at each reporting period until the awards vested. The fair value was calculated each reporting period using a Monte-Carlo simulation model which incorporated the historical performance, volatility and correlation of the Company's stock price and the Russell 2000 Index.
At January 1, 2012, the vesting date, the calculated cash value per performance unit was $0.29 and the cash settlement value of the vested performance units totaled $0.3 million. At January 2, 2011, the fair value per performance unit was $8.30 per unit for the units with a maximum value of $12.50 per unit and $6.41 per unit for the units with a maximum value of $9.00 per unit. At January 1, 2012 and January 2, 2011, the performance unit liability reflected in accrued expenses and other liabilities, respectively, in the consolidated balance sheets was $0.3 million and $5.8 million, respectively.
Cash-Settled Awards

During fiscal 2011, fiscal 2010 and fiscal 2009, the Company granted RCUs to eligible employees. During fiscal 2010 and fiscal 2009, the Company granted SARs and RCUs to members of its Board of Directors. No SARs were granted during fiscal 2011. The SARs and RCUs issued to the Board of Directors vest over the service period of one year and, at the election of each applicable director, the settlement date of RCUs was deferred until the earlier of the date he/she ceases serving on the Company's Board of Directors or a change in control of the Company. The RCUs granted to employees vest three years after the date of grant.
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
At January 1, 2012, the recorded liability of cash-settled awards totaled $5.3 million ($3.0 million reflected in accrued expenses for awards that will vest within one year and $2.3 million reflected in other liabilities in the consolidated balance sheets). At January 2, 2011, the recorded liability of cash-settled awards, reflected in other liabilities in the consolidated balance sheets, was $4.6 million.
The fair value of the SARs and RCUs as of January, 2012, January 2, 2011 and January 3, 2010 was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended
	January 1, 2012		January 2, 2011		January 3, 2010
	RCUs	SARs	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.2%	0.4%	0.6%	1.3%	1.5%	2.4%
Expected life of cash-settled awards (years)	1.6	2.6	2.0	3.6	3.0	4.5
Expected stock volatility	38.5%	38.0%	40.2%	47.1%	51.5%	44.3%
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
(1) Unvested SARs and RCUs are eligible to receive dividend-equivalents in the form of cash or additional awards during the vesting period, and as such, no expected dividend yield is included in the fair value assumptions for these awards.

Information regarding activity for RCUs and SARs outstanding under the 2006 Plan is as follows:

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	RCUs		SARs
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Outstanding at January 2, 2011	241,486	$59.74	14,261	$17.37
Granted	125,560	37.80	—	—
Vested	—	—	—	—
Forfeited (canceled)	(53,644)	36.19	—	—
Outstanding at January 1, 2012	313,402	$36.48	14,261	$7.64
Share-based compensation expense for performance units, SARs and RCUs is recognized over the service period with the impact of updated fair values recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.

Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Equity-classified awards:
Labor	$—	$107	$313
General and administrative	3,247	5,048	7,387
Liability-classified awards:
General and administrative	(4,431)	6,622	3,852
Total share-based compensation (1)(2)	$(1,184)	$11,777	$11,552

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs and expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

(2)
During fiscal 2011, share-based compensation expense declined due to a decrease in the fair value of the performance units and cash-settled awards, which is reflected as a cumulative adjustment to share-based compensation expense.

The tax benefit from share-based compensation during fiscal 2011, fiscal 2010 and fiscal 2009 totaled $1.8 million, $2.5 million and $1.3 million, respectively.
Unvested Share-Based Compensation Expense
At January 1, 2012, unvested share-based compensation, net of forfeitures (in thousands) is as follows:

	Equity-Classified Awards		Liability-Classified Awards (1)
	Options	RSUs	RCUs	Total
2012	$207	$183	$2,715	$3,105
2013	8	—	1,641	1,649
2014	—	—	650	650
Total	$215	$183	$5,006	$5,404
____________________

(1)	Liability-classified awards are based on current fair value, which is updated each reporting period, and may not correspond to the ultimate expense incurred and payments made by the Company.

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unvested share-based compensation expense shown above will be recognized over the remaining weighted average vesting period which is approximately 0.7 years for stock options, 0.3 years for RSUs and 2.0 years for RCUs awards.

Employee Stock Purchase Plan
During 1998, the Company's Board of Directors approved the 1998 Employee Stock Purchase Plan (“Purchase Plan”) and reserved 800,000 shares for issuance thereunder. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period was originally divided into four consecutive six-month purchase periods. In August 2007, the Company modified the terms of its Purchase Plan such that the price at which stock is purchased is equal to 95 percent of the fair market value of the common stock on the last day of the offering period. As a result, the Company's Purchase Plan is not considered compensatory and therefore, the Company does not recognize share-based compensation expense associated with the Purchase Plan. In November 2009, the Company modified the terms of its Purchase Plan such that each offering period is divided into eight consecutive three-month purchase periods.
Share Repurchase Program
Under share repurchase programs authorized by the Company’s Board of Directors, the Company has repurchased a total of 7.7 million shares of its common stock for $246.4 million at an average price of $32.07 since July 2006. Included in this total are 1.7 million shares of the Company’s common stock repurchased during fiscal 2011 for $59.3 million at an average price of $34.66.
On October 17, 2011, the Company's Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding shares of common stock from time to time in the open market or in private transactions at prevailing market prices through December 31, 2013. On February 8, 2012, the Company's Board of Directors increased the authorized amount of the Company's share repurchase program from $100.0 million to $150.0 million. See Note 21 for further details. At January 1, 2012, there remains $100.0 million available under the October share repurchase authorization.

15.	Benefit Plans
401(k) Plan
Effective July 1, 1997, the Company adopted a 401(k) Defined Contribution Benefit Plan (“the Plan”). Currently, the Plan covers employees that have completed 6 months of service and are at least 21 years old. Participants may contribute to the Plan, subject to Internal Revenue Code restrictions, and the Plan permits the Company to make discretionary matching contributions. Beginning July 1, 2007, the Company began bi-weekly matching contributions in amounts equal to 25% of the first 6% of employee compensation contributed, resulting in a maximum contribution of 1.5% of participating employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s second year of service. For the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company’s matching contribution expense under the Plan was $0.3 million, $0.4 million and $0.5 million, respectively.
Restoration Plan
Effective July 1, 2007, the Company adopted a Restoration Plan, a nonqualified deferred compensation plan which allows officers and highly compensated employees with six months of service to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The maximum aggregate amount deferrable under the Restoration Plan is 75% of base salary and 100% of cash incentive compensation. The Company makes bi-weekly matching contributions in an amount equal to 25% of the first 6% of employee compensation contributed, with a maximum annual Company contribution of 1.5% of employee compensation per year (subject to annual dollar maximum limits). Company match contributions to the Restoration Plan commence after one year of service and a minimum of 1,000 hours worked. Matching contributions vest at the rate of 20% each year beginning after the employee’s second year of service. For the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company’s matching contribution expense under the Restoration Plan was $0.2 million each year.
Additionally, the Company entered into a rabbi trust agreement to protect the assets of the Restoration Plan. Each participant’s account is comprised of their contribution, the Company’s matching contribution and their share of earnings or losses in the Restoration Plan. The Company purchased life insurance contracts covering certain participants in the Restoration Plan. The Company is the sole owner and beneficiary of these policies. The policies were purchased to offset a portion of the obligations under the Restoration Plan. The accounts of the rabbi trust are reported in the Company’s consolidated financial statements. The Company reports these investments within other assets and the related obligation within other liabilities in the consolidated balance

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheets. Such amounts totaled $6.4 million and $5.1 million at January 1, 2012 and January 2, 2011, respectively, within other assets, and totaled $7.0 million and $5.5 million at January 1, 2012 and January 2, 2011, respectively, within other liabilities. The investments are considered trading securities and are reported at fair value with the realized and unrealized holding gains and losses related to the assets included in interest and other income (expense), net and the corresponding offset for the liabilities included in general and administrative expense.

16.	Partnership Structure
The Company historically utilized a partnership philosophy to facilitate the development, leadership and operation of its restaurants. Each partner was required to make a capital contribution in exchange for their percentage interest in the restaurant or region the partner managed. The ownership interest purchased by each partner generally ranged between two and ten percent of the restaurant or region the partner oversaw. At the end of a specific term (generally five years), the Company has the right, but not the obligation, to purchase the noncontrolling interest in the partner’s respective restaurant or region at fair market value. An estimated fair value is determined by reference to current industry purchase metrics as well as the historical cash flows or net income of the subject restaurant or region, as appropriate. The Company may have the option to pay the agreed upon purchase price in cash over a period of time not to exceed five years.
Effective the beginning of fiscal 2007 for new restaurant openings at the Bistro and April 2010 for new restaurant openings at Pei Wei, a different partnership structure was employed to achieve the same goal. At the restaurant level, our partners at stores opened on or after the effective dates (still “partners” in the philosophical, but not legal, sense) no longer have a direct ownership stake in the profits and losses of restaurants. Instead, they are eligible to receive monthly incentive payments based upon the profitability of the restaurants in their region as well as participate in an incentive program that rewards improvements in the operating performance of the restaurants in their market or region.
As a result of these changes, incentive payments made to the individuals participating in the new plan are classified as compensation expense rather than as net income attributable to noncontrolling interests. Accordingly, in the consolidated statements of income, compensation expense for Operating and Culinary Partners is reflected as labor expense and for Market Partners, Regional Vice Presidents and Bistro Market Chefs as general and administrative expense.
Partner investment expense has not been recognized for new Bistro restaurant openings since the beginning of fiscal 2007 and for new Pei Wei restaurant openings since April 2010 as a result of this change. However, for those partners who are bought out prior to the restaurant reaching maturity (typically after five years of operation), partner investment expense includes a reversal of previously recognized expense for the difference between the fair value of the partner’s interest at inception date and the fair value at the date of repurchase, to the extent that the former is greater.

The following is a summary of partnership activity (dollars in thousands):

	January 1, 2012	January 2, 2011
Total number of partners	12	25
Partnership interests purchased during the year	49	61
Cash purchase price of partnership interests	$3,363	$2,061

17.	Income Taxes
Income tax expense from continuing operations consisted of the following (in thousands):

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Federal:
Current	$12,726	$19,010	$19,023
Deferred	(4,837)	(3,902)	(3,682)
Total federal	$7,889	$15,108	$15,341
State:
Current	$2,840	$2,546	$4,166
Deferred	(476)	(532)	(1,015)
Total state	$2,364	$2,014	$3,151
Total income tax expense	$10,253	$17,122	$18,492
The Company’s effective tax rate differs from the federal statutory rate for the following reasons:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal expense	5.8%	5.3%	5.8%
FICA tip credit	(16.4)%	(10.7)%	(10.7)%
Other, net	1.0%	(2.7)%	(0.4)%
Total effective rate	25.4%	26.9%	29.7%
The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2012	January 2, 2011
Deferred tax assets:
Share-based compensation	$8,547	$9,401
Insurance	6,586	6,120
Goodwill and intangibles	7,274	7,787
Unearned compensation	4,220	6,264
Deferred rent	4,211	4,490
Deferred revenue	4,663	4,081
Foreign tax and AMT credit carryforwards	480	438
State credit carryforwards	1,736	1,845
Other	2,457	1,409
Total deferred tax assets	$40,174	$41,835
Deferred tax liabilities:
Depreciation on property and equipment	$28,883	$35,724
Net deferred tax assets before valuation allowance	$11,291	$6,111
Less valuation allowance	(749)	(715)
Net deferred tax assets	$10,542	$5,396
A valuation allowance for deferred tax assets is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax liabilities during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
The Company currently files tax returns on a consolidated basis in some states and on a stand-alone basis in others. At January 1, 2012 and January 2, 2011, the Company had deferred tax assets totaling $0.9 million and $1.1 million, respectively, related to state net operating loss carryforwards in certain states where stand-alone tax returns are filed. These losses expire over the next three to twenty years. The Company has recorded a valuation allowance to offset the deferred tax assets for those losses that the Company does not anticipate being able to utilize prior to their expiration.
At January 1, 2012 and January 2, 2011, the Company took additional tax deductions available relating to the exercise of non-qualified stock options, restricted stock awards and disqualifying dispositions of incentive stock options. Accordingly, for the years ended January 1, 2012 and January 2, 2011, the Company recorded an increase to equity of $1.8 million and $2.5 million, respectively, with a corresponding reduction to income tax liability. Additionally, at January 1, 2012 and January 2, 2011, the Company reversed $0.1 million and $0.3 million, respectively, of deferred tax assets related to fully vested canceled options for which the Company will not receive a tax benefit. Quarterly adjustments for the exercise of non-qualified stock options, restricted stock awards and disqualifying dispositions of incentive stock options may vary as they relate to the actions of the option holder or shareholder.
The reserve for uncertain tax positions was $0.8 million at both January 1, 2012 and January 2, 2011. This balance is the Company's best estimate of the potential liability for uncertain tax positions. The decrease in the uncertain tax position reserve was due to the lapse in one of the applicable statute of limitations. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions' tax court systems.
Changes in the Company’s reserve for uncertain tax positions are as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Beginning balance	$788	$1,216	$1,259
Increases attributable to tax positions taken during prior periods	—	63	261
Increases attributable to tax positions taken during the current period	—	—	98
Decreases related to settlements with taxing authorities	—	(473)	(402)
Decreases resulting from a lapse of applicable statutes of limitations	(13)	(18)	—
Ending balance	$775	$788	$1,216
As of both January 1, 2012 and January 2, 2011, $0.3 million of accrued interest related to uncertain tax positions was reflected in accrued expenses in the consolidated balance sheets. For the years ended January 1, 2012, January 2, 2011, and January 3, 2010, provision for income tax includes a $0.1 million expense, a $0.1 million benefit, and a $0.1 million expense, respectively, related to interest expense on uncertain tax positions. As of January 1, 2012 and January 2, 2011, the Company had accrued $0.1 million each year for penalties related to uncertain tax positions.
Currently, the Company has statutes of limitations open in various states ranging from the 2002 through 2010 tax years. The federal statute of limitations is currently open for the 2004 through 2010 tax years.
Internal Revenue Service Audit
In March 2010, the Internal Revenue Service (“IRS”) commenced an audit of the Company's federal income tax returns for fiscal years 2004 through 2009 and refund claims for fiscal years 2004 through 2006. The final audit results are subject to approval by the U.S. Congress Joint Committee on Taxation. To date, the IRS has not issued any notices of proposed adjustments. Additionally, the Company expects to resolve this audit by the end of fiscal 2012. Although the Company believes its tax accruals to be reasonable, the final determination of the audit and any related litigation could be materially different from the Company's historical income tax provisions and accruals.

18.	Commitments and Contingencies
Purchase Obligations

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company enters into various purchase obligations in the ordinary course of its business. Those that are binding relate primarily to commodities contracts and construction for restaurants planned to open in the near future. At January 1, 2012, such purchase obligations approximated $151.5 million and were due within the following twelve-month period.
Litigation and Other
In addition to commitments and obligations in the ordinary course of business, the Company is subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When evaluating loss contingencies, if the Company is unable to provide a meaningful estimate of the possible loss or range of possible loss it is because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; and/or (v) there are significant factual issues to be resolved.

Because litigation is inherently unpredictable and unfavorable resolutions may occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The amount of ultimate loss may differ from the Company's estimates. The Company is also currently under examination by various taxing authorities for years not closed by the statute of limitations. Although it is possible that the results of operations, liquidity, or financial position of the Company could be materially affected in any particular future reporting period by the unfavorable resolution of one or more of these contingencies, the Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Loan Facility - True Food Kitchen
During 2009, the Company entered into an agreement with FRC Balance LLC ("FRC'), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to fund the development of five new True Food Kitchen restaurants and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of January 1, 2012, the Company had advanced $6.4 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and fiscal 2010. As of January 1, 2012, FRC operated four True Food Kitchen restaurants. FRC anticipates opening the fifth and sixth True Food restaurants during fiscal 2012.
The Company has the right to convert the principal amount outstanding under the loan facility to a majority equity position in FRC: 1) at any time upon mutual agreement with the FRC partners or 2) prior to the earlier of a) August 10, 2014 or b) 180 days after the opening of the sixth True Food Kitchen restaurant. If the loan facility is converted into a majority equity position, the Company will own 51% of FRC, and FRC Management, LLC, the current manager of FRC, will continue the day-to-day management of the True Food Kitchen restaurants.
If the Company exercises its conversion rights, then the development and construction of an additional six restaurants (for a total of eleven new restaurants) will be funded from cash flows generated from the operations of the existing True Food Kitchen restaurants. If further capital is required to develop these new restaurants, the Company will provide such funding. Any additional funding would not change the Company's ownership percentage in the True Food Kitchen restaurants.
Additionally, if the Company gives notice of its intent to convert the loan facility, for the following sixty (60) day period, the FRC partners will have the right, but not the obligation, to sell up to 50% of their remaining ownership interests in the True Food Kitchen restaurants to the Company at fair market value, as defined in the loan facility. Upon the opening of the twelfth True Food Kitchen restaurant, the FRC partners have an annual right, but not an obligation, to sell all or a portion of their remaining ownership interests in the True Food Kitchen restaurants to the Company at fair market value. After that point, the FRC partners can exercise their right to sell all or a portion of their remaining ownership interests to the Company at a fair market value once a year during the month of July.
After the opening of the twentieth True Food Kitchen restaurant, the Company has an annual right, but not an obligation, to purchase the remaining ownership interests of the FRC partners in the True Food Kitchen restaurants for fair market value. At that time, the FRC partners would be permitted to retain up to a ten percent ownership interest in the True Food Kitchen restaurants (the “Retained Equity”) as long as Sam Fox, Manager of FRC, remains actively engaged in the True Food Kitchen business. The Company may also take control of the day-to-day responsibilities of the operations of True Food Kitchen restaurants if the Company

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercises its rights to purchase FRC's ownership interests.
Management has evaluated both quantitative and qualitative factors regarding the terms of the agreement with FRC including, but not limited to, voting rights, obligations to absorb expected losses and rights to receive expected residual returns. Based on this assessment, management has determined that FRC did not need to be consolidated within the Company’s financial statements for the 2009, 2010 or 2011 fiscal years. Upon conversion to a majority equity position, the Company will expect to consolidate FRC within its financial statements.

19.	Segment Reporting
The Company operates primarily in the United States food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Bistro and Pei Wei. Additionally, revenues related to Bistro and Pei Wei restaurants operated by business partners pursuant to development and licensing agreements and licensing fees related to a premium line of frozen meals operated under a licensing agreement are both reported within Shared Services and Other. There were no material transactions among reportable segments.
The following table presents information about reportable segments (in thousands):

	Total	Shared Services and Other	Bistro	Pei Wei
Fiscal 2011
Revenues	$1,238,755	$5,679	$921,379	$311,697
Segment profit	112,581	3,080	90,250	19,251
Capital expenditures	38,773	1,516	29,413	7,844
Depreciation and amortization	80,355	2,599	58,378	19,378
Asset impairment charges	10,486	—	8,559	1,927
Total assets	576,075	24,505	467,507	84,063
Goodwill	6,819	—	6,566	253
Fiscal 2010
Revenues	$1,242,799	$3,296	$929,372	$310,131
Segment profit	147,797	1,186	117,122	29,489
Capital expenditures	37,091	2,788	25,916	8,387
Depreciation and amortization	77,486	2,110	56,434	18,942
Total assets	634,689	21,195	515,927	97,567
Goodwill	6,819	—	6,566	253
Fiscal 2009
Revenues	$1,228,179	$134	$925,321	$302,724
Segment profit	149,844	(1,671)	123,602	27,913
Capital expenditures	49,865	2,748	36,180	10,937
Depreciation and amortization	74,429	1,805	54,521	18,103
In addition to using consolidated results in evaluating the Company’s financial results, a primary measure used by executive management in assessing the performance of existing restaurant concepts is segment profitability (sometimes referred to as restaurant operating income). Segment profitability is defined as income from operations before general and administrative, preopening and partner investment expenses, but including a deduction for net income attributable to noncontrolling interests. Preopening and partner investment expenses are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. Additionally, general and administrative expenses are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual business units as these costs relate to support of both restaurant businesses and the extension of the Company's brands into international markets, domestic airports and retail products. As the Company’s expansion is funded entirely from its ongoing restaurant operations, segment profitability is one

P.F. CHANG'S CHINA BISTRO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration when determining whether and when to open additional restaurants. See table below for a reconciliation of segment profit to income from continuing operations before taxes.
Reconciliation of segment profit to income from continuing operations before taxes (in thousands):

	Fiscal Year
	2011	2010	2009
Segment profit	$112,581	$147,797	$149,844
Less general and administrative	(70,088)	(81,883)	(82,749)
Less preopening expense	(2,048)	(1,976)	(3,919)
Less partner investment expense	236	318	629
Less interest & other income (expense), net	(288)	(572)	(1,637)
Add net income attributable to noncontrolling interests	346	784	1,408
Income from continuing operations before taxes	$40,739	$64,468	$63,576

20.	Interim Financial Results (Unaudited)
The following table sets forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2011 and 2010 (in thousands, except per share data):

	Fiscal 2011				Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$317,369	$311,014	$300,617	$309,755	$310,371	$312,838	$308,410	$311,180
Income from continuing operations(1)	10,593	9,124	6,301	4,122	8,685	12,773	10,465	14,639
Net income(2)	10,596	9,092	6,311	4,078	8,691	12,773	10,465	14,679
Basic income from continuing operations per share	0.47	0.41	0.29	0.20	0.38	0.56	0.46	0.65
Basic net income per share	0.47	0.41	0.29	0.19	0.38	0.56	0.46	0.65
Diluted income from continuing operations per share	0.46	0.40	0.29	0.19	0.38	0.55	0.45	0.64
Diluted net income per share	0.46	0.40	0.29	0.19	0.38	0.55	0.45	0.64
Basic weighted average shares outstanding	22,523	22,249	21,479	21,071	22,631	22,828	22,697	22,599
Diluted weighted average shares outstanding	22,901	22,581	21,758	21,175	23,104	23,277	23,070	23,011
___________________

(1)	Income from continuing operations refers to income from continuing operations, net of tax, attributable to PFCB common stockholders.

(2)	Net income refers to net income attributable to PFCB common stockholders.
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

21.	Subsequent Events

Share Repurchase Program

On February 8, 2012, the Company's Board of Directors increased the authorized amount of the Company's share repurchase program from $100.0 million to $150.0 million. The Company plans to fully utilize the $150.0 million share repurchase authorization during fiscal 2012.
Cash Dividends
On February 13, 2012, the Board of Directors authorized an increase in the quarterly cash dividend payment from $0.25 per share to $0.275 per share. Based on the Board of Directors' authorization, on February 16, 2012 the Company announced a cash dividend of $0.275 per share which will be paid March 12, 2012 to all shareholders of record at the close of business on February 27, 2012. Based on shares outstanding at February 13, 2012, the total dividend payment will approximate $5.8 million during the first quarter of fiscal 2012.

Global Brand Development

During February 2012, the Company signed a development and licensing agreement with M.H. Alshaya, who is developing and operating Bistro restaurants in the Middle East, to develop three Pei Wei restaurants throughout the Middle East over the near term. The agreement provides an option for a 10 year contract with a commitment to open approximately 55 additional Pei Wei restaurants. The first location is anticipated to open in Kuwait City during the second quarter of fiscal 2012.

Loan Facility - True Food Kitchen

As discussed in Note 18, in 2009, the Company extended a loan facility to fund early stage development of True Food Kitchen restaurants, with a right to convert its loan into a majority equity ownership position. In February 2012, after receiving authorization from its Board of Directors, the Company and the FRC partners agreed to exercise the Company's conversion option, which is expected to be completed during the second quarter of fiscal 2012. Upon completion, the Company will own 51 percent of FRC, with potential rights and obligations that would enable the Company to increase its ownership to 90 percent or more in the future. See Note 18 for further details on the terms of the True Food Kitchen agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, as of January 1, 2012, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. This conclusion was communicated to the Audit Committee.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2012. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of January 1, 2012 based on the criteria set forth by COSO in Internal Control — Integrated Framework.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.
Change in Internal Control Over Financial Reporting — There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These conclusions were communicated to the Audit Committee.

Item 9B.	Other Information
During 2009, the Company entered into a loan facility with FRC Balance LLC (“FRC”), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The loan facility provides for the Company to loan FRC up to $10.0 million to fund the development of five new True Food Kitchen restaurants. It also provides that the Company, under certain conditions, can convert the loan facility into a majority equity position in FRC. As of January 1, 2012, the Company had advanced $6.4 million under the loan facility to fund construction of three new True Food Kitchen restaurants which opened during fiscal 2011 and fiscal 2010. As of January 1, 2012, FRC operated four True Food Kitchen restaurants. FRC anticipates opening the fifth and sixth True Food restaurants during fiscal 2012.

During February, 2012, after receiving authorization from its Board of Directors, the Company and the FRC partners agreed to exercise the Company's conversion option, which is expected to be completed during the second quarter of fiscal 2012 (the “Conversion”). Upon completion of the Conversion, the Company will own 51 percent of FRC.

Following the effective date of the Conversion, the development and construction of an additional six restaurants will be funded from cash flows generated from the operations of the existing True Food Kitchen restaurants. If further capital is required to develop these new restaurants, the Company will provide the additional funding. Any additional funding would not change the Company's ownership percentage in the True Food Kitchen restaurants.

Additionally, following the notice of the Company's conversion, the FRC partners will have the right for a sixty (60) day period, but not the obligation, to sell up to 50% of their remaining ownership interests in the True Food Kitchen restaurants to the Company at fair market value, as defined in the loan facility. Upon the opening of the twelfth True Food Kitchen restaurant, the FRC partners will have an annual right, but not an obligation, to sell all or a portion of their remaining ownership interests in FRC to the Company at fair market value.

After the opening of the twentieth True Food Kitchen restaurant, the Company will have an annual right, but not an obligation, to purchase the remaining ownership interests of the FRC partners in the True Food Kitchen restaurants at fair market value, as defined in the loan facility. At that time, the FRC partners will be permitted to retain up to a ten percent ownership interest in the True Food Kitchen restaurants (the “Retained Equity”) as long as Sam Fox, the current manager of FRC, remains actively engaged in the True Food Kitchen business. The Company may also take control of the day-to-day responsibilities of the operations of True Food Kitchen restaurants if the Company exercises its rights to purchase the remaining FRC ownership interests.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
P.F. Chang’s China Bistro, Inc.:
We have audited P.F. Chang's China Bistro, Inc. and subsidiaries' (the Company's) internal control over financial reporting as of January 1, 2012 based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, P.F. Chang's China Bistro, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012 based on criteria established in Internal Control - Integrated Framework, issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.F. Chang's China Bistro, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, equity, and cash flows for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, and our report dated February 16, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Phoenix, Arizona
February 16, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to Directors and Executive Officers is incorporated by reference from the information under the captions “Directors and Executive Officers,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders to be held on April 18, 2012 (the “Proxy Statement”).

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
Documents filed as part of this report:
1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets at January 1, 2012 and January 2, 2011;
Consolidated Statements of Income for the Years Ended January 1, 2012, January 2, 2011, and January 3, 2010;
Consolidated Statements of Equity for the Years Ended January 1, 2012, January 2, 2011, and January 3, 2010;
Consolidated Statements of Cash Flows for the Years Ended January 1, 2012, January 2, 2011, and January 3, 2010;
Notes to Consolidated Financial Statements.
2. Schedules to Financial Statements:
All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3. Index to Exhibits

Exhibit Number	Description Document

3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Management Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(11)	Amended and Restated 1998 Employee Stock Purchase Plan effective November 1, 2009.
†10.13(4)	1999 Nonstatutory Stock Option Plan.
10.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10.25(13)	Amended and Restated 2006 Equity Incentive Plan.
†10.26(8)	Amended and Restated 1998 Stock Option Plan.
†10.28(10)
Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.

†10.29(10)
Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.

†10.31(9)	Amended and Restated Executive Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10.32(9)	Amended and Restated Executive Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10.38(12)	Amended and Restated Non-Employee Director Compensation Plan dated April 22, 2010.
†10.39(13)	Executive Employment Agreement between the Company and Lane Cardwell dated April 20, 2011.
†10.40(13)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan dated April 20, 2011.
10.41(14)	Amended and Restated 2007 Credit Agreement dated October 26, 2011.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at January 1, 2012 and January 2, 2011, (ii) Consolidated Statements of Income for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, (iii) Consolidated Statements of Equity for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2012, January 2, 2011; and January 3, 2010 (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

____________________

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q filed May 3, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 filed January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed July 23, 2008.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed February 20, 2009.

(11)	Incorporated by reference to the Registrant’s Form 10-K filed February 17, 2010.

(12)	Incorporated by reference to the Registrant’s Form 10-Q filed April 28, 2010.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed April 25, 2011.

(14)	Incorporated by reference to the Registrant’s Form 10-Q filed October 27, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2012.

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

	Signature	Title	Date

By:	/s/ KERRII B. ANDERSON	Director	February 16, 2012
Kerrii B. Anderson

By:	/s/ DAWN E. HUDSON	Director	February 16, 2012
Dawn E. Hudson

By:	/s/ RICHARD L. FEDERICO	Chairman, Chief Executive Officer and Director	February 16, 2012
	Richard L. Federico	(Principal Executive Officer)

By:	/s/ LESLEY H. HOWE	Director	February 16, 2012
Lesley H. HOWE

By:	/s/ F. LANE CARDWELL, Jr.	President, P.F. Chang's China Bistro and Director	February 16, 2012
F. Lane Cardwell, Jr.

	Signature	Title	Date

By:	/s/ MARK D. MUMFORD	Chief Financial Officer	February 16, 2012
	Mark D. Mumford	(Principal Financial and Accounting Officer)

By:	/s/ M. ANN RHOADES	Director	February 16, 2012
M. Ann Rhoades

By:	/s/ JAMES G. SHENNAN, JR.	Director	February 16, 2012
James G. Shennan, Jr.

By:	/s/ R. MICHAEL WELBORN	Executive Vice President and Director	February 16, 2012
R. Michael Welborn

By:	/s/ KENNETH J. WESSELS	Director	February 16, 2012
Kenneth J. Wessels

EXHIBIT INDEX

Exhibit Number	Description Document

3(i)(1)	Amended and Restated Certificate of Incorporation.
3(ii)(2)	Amended and Restated By-laws.
4.1(3)	Specimen Common Stock Certificate.
4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.
†10.1(3)	Form of Indemnification Agreement for directors and executive officers.
†10.2(3)	1998 Stock Option Plan and forms of agreement thereunder.
†10.3(3)	1997 Restaurant Management Stock Option Plan and forms of Agreement thereunder.
†10.4(3)	1996 Stock Option Plan and forms of Agreement thereunder.
†10.5(11)	Amended and Restated 1998 Employee Stock Purchase Plan effective November 1, 2009.
†10.13(4)	1999 Nonstatutory Stock Option Plan.
10.16(5)	Common Stock Purchase Agreement dated January 11, 2001.
†10.17(6)	Pei Wei Asian Diner, Inc. 2001 Stock Option Plan.
†10.23(7)	Key Employee Stock Purchase Plan and forms of Agreement thereunder.
†10.25(13)	Amended and Restated 2006 Equity Incentive Plan.
†10.26(8)	Amended and Restated 1998 Stock Option Plan.
†10.28(10)
Amended and Restated Executive Employment Agreement between the Company and Richard L. Federico, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.

†10.29(10)
Amended and Restated Executive Employment Agreement between the Company and Robert T. Vivian, as amended, dated May 21, 2008. First Amendment to Amended and Restated Employment Agreement dated February 18, 2009.

†10.31(9)	Amended and Restated Executive Employment Agreement between the Company and R. Michael Welborn, as amended, dated May 21, 2008.
†10.32(9)	Amended and Restated Executive Employment Agreement between the Company and Mark Mumford, as amended, dated May 21, 2008.
†10.38(12)	Amended and Restated Non-Employee Director Compensation Plan dated April 22, 2010.
†10.39(13)	Executive Employment Agreement between the Company and Lane Cardwell dated April 20, 2011.
†10.40(13)	Executive Employment Agreement between the Company and Kevin Charles (KC) Moylan dated April 20, 2011.
10.41(14)	Amended and Restated 2007 Credit Agreement dated October 26, 2011.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.
101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at January 1, 2012 and January 2, 2011, (ii) Consolidated Statements of Income for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, (iii) Consolidated Statements of Equity for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, (iv) Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2012, January 2, 2011; and January 3, 2010 (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

____________________

†	Management Contract or Compensatory Plan.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed March 6, 2001.

(5)	Incorporated by reference to the Registrant’s Form 10-Q filed May 3, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed February 19, 2002.

(7)	Incorporated by reference to the Registrant’s Form S-8 filed January 31, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed May 4, 2006.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed July 23, 2008.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed February 20, 2009.

(11)	Incorporated by reference to the Registrant’s Form 10-K filed February 17, 2010.

(12)	Incorporated by reference to the Registrant’s Form 10-Q filed April 28, 2010.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed April 25, 2011.

(14)	Incorporated by reference to the Registrant’s Form 10-Q filed October 27, 2011.