Form 10-Q
period 2012-04-01
P F CHANGS CHINA BISTRO INC
filed 2012-05-01
CIK 1039889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 1, 2012, there were 21,234,403 outstanding shares of the registrant’s Common Stock.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2012	January 1, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,685	$50,011
Inventories	6,131	6,228
Other current assets	42,278	55,467
Total current assets	104,094	111,706
Property and equipment, net	405,572	411,083
Goodwill	6,819	6,819
Intangible assets, net	17,083	17,658
Other assets	29,949	28,809
Total assets	$563,517	$576,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,521	$23,687
Accrued expenses	67,524	71,964
Unearned revenue	32,941	41,320
Current portion of long-term debt	87	63
Total current liabilities	125,073	137,034
Deferred rent	108,613	109,853
Long-term debt	1,189	1,177
Other liabilities	14,566	15,206
Total liabilities	249,441	263,270
Commitments and contingencies	—	—
Equity:
PFCB common stockholders’ equity:
Common stock, $0.001 par value, 40,000,000 shares authorized: 21,234,403 shares and 21,128,297 shares issued and outstanding at April 1, 2012 and January 1, 2012, respectively	21	21
Additional paid-in capital	255,192	253,470
Treasury stock, at cost, 7,683,449 shares at both April 1, 2012 and January 1, 2012	(246,370)	(246,370)
Retained earnings	304,855	304,409
Total PFCB common stockholders’ equity	313,698	311,530
Noncontrolling interests	378	1,275
Total equity	314,076	312,805
Total liabilities and equity	$563,517	$576,075
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Revenues:
Restaurant sales	$317,156	$316,304
Restaurant licensing	1,056	684
Retail licensing	696	381
Total revenues	318,908	317,369
Costs and expenses:
Cost of sales	86,681	83,322
Labor	110,010	106,464
Operating	54,286	53,807
Occupancy	18,799	18,425
General and administrative	22,481	20,280
Depreciation and amortization	20,817	19,698
Preopening expense	494	398
Partner investment expense	(330)	(126)
Total costs and expenses	313,238	302,268
Income from operations	5,670	15,101
Interest and other income (expense), net	313	204
Income from continuing operations before taxes	5,983	15,305
Provision for income taxes	322	(4,555)
Income from continuing operations, net of tax	6,305	10,750
Income from discontinued operations, net of tax	—	3
Net income	6,305	10,753
Less net income attributable to noncontrolling interests	29	157
Net income attributable to PFCB	$6,276	$10,596
Basic income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.30	$0.47
Income from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00
Net income attributable to PFCB common stockholders	$0.30	$0.47
Diluted income per share:
Income from continuing operations attributable to PFCB common stockholders	$0.30	$0.46
Income from discontinued operations, net of tax, attributable to PFCB common stockholders	0.00	0.00
Net income attributable to PFCB common stockholders	$0.30	$0.46
Weighted average shares used in computation:
Basic	21,171	22,523
Diluted	21,263	22,901

Cash dividends declared per share	$0.275	$0.21

Amounts attributable to PFCB:
Income from continuing operations, net of tax	$6,276	$10,593
Income from discontinued operations, net of tax	—	3
Net income attributable to PFCB	$6,276	$10,596
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	PFCB Common Stockholders

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balances, January 2, 2011	22,833	$23	$250,019	$(187,112)	$296,564	$2,949	$362,443
Issuance of common stock under stock option plans	14	—	380	—	—	—	380
Issuance of common stock under employee stock purchase plan	16	—	720	—	—	—	720
Purchases of treasury stock	(134)	—	—	(6,195)	—	—	(6,195)
Share-based compensation expense (1)	—	—	1,006	—	—	—	1,006
Tax benefit (shortfall) from share-based compensation, net	—	—	106	—	—	—	106
Distributions to noncontrolling interest partners	—	—	—	—	—	(224)	(224)
Purchases of noncontrolling interests, net of tax benefit	—	—	(279)	—	—	(373)	(652)
Partner investment expense	—	—	—	—	—	(126)	(126)
Partner bonus expense, imputed	—	—	—	—	—	58	58
Cash dividends paid (2)	—	—	9	—	(6,630)	—	(6,621)
Net income	—	—	—	—	10,596	157	10,753
Balances, April 3, 2011	22,729	$23	$251,961	$(193,307)	$300,530	$2,441	$361,648

Balances, January 1, 2012	21,128	$21	$253,470	$(246,370)	$304,409	$1,275	$312,805
Issuance of common stock under stock option plans	88	—	3,197	—	—	—	3,197
Issuance of common stock under employee stock purchase plan	18	—	546	—	—	—	546
Share-based compensation expense (1)	—	—	220	—	—	—	220
Tax benefit (shortfall) from share-based compensation, net	—	—	(1,866)	—	—	—	(1,866)
Distributions to noncontrolling interest partners	—	—	—	—	—	(39)	(39)
Purchases of noncontrolling interests, net of tax benefit	—	—	(387)	—	—	(557)	(944)
Partner investment expense	—	—	—	—	—	(330)	(330)
Cash dividends paid (2)	—	—	12	—	(5,830)	—	(5,818)
Net income	—	—	—	—	6,276	29	6,305
Balances, April 1, 2012	21,234	$21	$255,192	$(246,370)	$304,855	$378	$314,076

(1)	Share-based compensation expense includes equity-classified awards only.

(2)	Cash dividends paid includes dividend-equivalent units issued to the Board of Directors in the form of additional awards related to unvested restricted stock units and restricted cash units.
See accompanying notes to unaudited consolidated financial statements.

P.F. CHANG’S CHINA BISTRO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Operating Activities:
Net income	$6,305	$10,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,817	19,698
Share-based compensation	2,374	1,659
Partner investment expense	(330)	(126)
Deferred income taxes	(4,653)	(3,580)
Tax benefit from share-based compensation	(45)	(106)
Other	73	78
Changes in operating assets and liabilities:
Inventories	97	82
Other current assets	13,207	12,384
Other assets	(353)	(1,244)
Accounts payable	105	(132)
Accrued expenses	(5,390)	(8,584)
Unearned revenue	(8,379)	(8,671)
Deferred rent	(2,364)	(1,932)
Other liabilities	367	785
Net cash provided by operating activities	21,831	21,064
Investing Activities:
Capital expenditures	(12,480)	(6,633)
Receivable under loan facility (Note 11)	(600)	(807)
Capitalized interest	(16)	(15)
Net cash used in investing activities	(13,096)	(7,455)
Financing Activities:
Purchases of treasury stock	—	(6,195)
Payments of cash dividends	(5,818)	(6,621)
Proceeds from net share issuances	3,743	1,100
Purchases of noncontrolling interests, net of tax benefit	(936)	(652)
Distributions to noncontrolling interest partners	(39)	(224)
Tax benefit from share-based compensation	45	106
Payments of capital lease obligations	(56)	(52)
Net cash used in financing activities	(3,061)	(12,538)
Net increase in cash and cash equivalents	5,674	1,071
Cash and cash equivalents at the beginning of the period	50,011	71,452
Cash and cash equivalents at the end of the period	$55,685	$72,523

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes, net of refunds	$531	$1,658
Cash paid for interest	$275	$158

Supplemental Disclosure of Non-Cash Items:
Additions to capital lease obligations	$1,204	$—
Change in construction payable	$729	$351
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

As of April 1, 2012, P.F. Chang's China Bistro, Inc. (the “Company” or “PFCB”) owned and operated 204 full service upscale restaurants under the name P.F. Chang's China Bistro (the “Bistro”) and 170 quick-casual restaurants under the name Pei Wei Asian Diner (“Pei Wei”) throughout the United States. There were also sixteen international Bistro restaurants open in Mexico, the Middle East, Puerto Rico and the Philippines and one international Pei Wei restaurant open in Mexico, all operated under development and licensing agreements. Two Pei Wei airport locations were also open, operating under a licensing agreement. There were two Bistro locations in Hawaii which were operating under a joint venture arrangement in which the Company owns a nominal noncontrolling interest. Additionally, a premium line of P.F. Chang's brand frozen Asian-style meals is available in numerous retail outlets throughout the U.S through a licensing agreement with Unilever.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2012 are not necessarily indicative of the results that may be expected for the year ending December 30, 2012.

The consolidated balance sheet at January 1, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2012.
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

ASU No. 2011-04 amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset's highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but disclosure of fair value is required. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 with early adoption not permitted. The Company's adoption of ASU No. 2011-04 did not have a material impact on the Company's consolidated financial statements.
Presentation of Comprehensive Income (ASU No. 2011-05)
(Included in ASC 220 “Comprehensive Income”)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2011 with early adoption permitted. The Company adopted ASU No. 2011-05 in fiscal 2012. As there is no comprehensive income during first quarter of fiscal 2012 or 2011, the Company continues to evaluate the two presentation options.

Testing Goodwill for Impairment (ASU No. 2011-08)
(Included in ASC 350 “Intangibles - Goodwill and Other”)

ASU No. 2011-08 is intended to simplify goodwill impairment testing. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU No. 2011-08 in fiscal 2012 and continues to evaluate the option of the addition of a qualitative assessment in its goodwill impairment testing which typically occurs during the fourth quarter of its fiscal year.

2. Income from Continuing Operations Attributable to PFCB per Share

Basic income from continuing operations attributable to PFCB per share is computed based on the weighted average number of common shares outstanding during the period. Diluted income from continuing operations attributable to PFCB per share is computed based on the weighted average number of shares of common stock and potentially dilutive securities, which includes options, restricted stock units (“RSUs”) and restricted stock outstanding under the Company's equity plans and employee stock purchase plan. For the three months ended April 1, 2012 and April 3, 2011, 0.8 million and 0.6 million, respectively, of the Company's options were excluded from the calculation due to their anti-dilutive effect.

The Company pays quarterly cash dividends to its shareholders. The Company's restricted stock awards were considered participating securities as the awards included non-forfeitable rights to dividends with respect to unvested shares and, as such, must be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares. There were no restricted stock awards outstanding during the three months ended April 1, 2012. For the three months ended April 3, 2011, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of income.

3. Other Current Assets
Other current assets consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Current portion of deferred tax asset	$13,342	$13,279
Income taxes receivable	7,840	11,662
Receivables (1)	6,431	20,267
Prepaid rent	6,053	5,988
Other	8,612	4,271
Total other current assets	$42,278	$55,467

(1) The decrease in receivables is primarily due to payments received from gift card receivables in the first quarter of fiscal 2012.

4. Other Assets
Other assets consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Restoration Plan investments	$7,249	$6,432
Receivable under loan facility (1)	6,950	6,350
Liquor licenses, net	6,522	6,567
Software, net	5,112	5,368
Deposits	3,049	3,026
Deferred income tax asset (2)	31	—
Other assets, net	1,036	1,066
Total other assets	$29,949	$28,809

(1)	See Note 11 for further details on the receivable under the loan facility.

(2)	The net long-term deferred income tax balance was in other liabilities at January 1, 2012.

5. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Accrued insurance	$19,169	$19,760
Accrued payroll	17,827	21,822
Sales and use tax payable	6,034	6,449
Cash-settled awards	3,942	3,000
Property tax payable	2,257	2,421
Accrued rent	1,961	3,471
Performance units(1)	—	348
Other accrued expenses	16,334	14,693
Total accrued expenses	$67,524	$71,964

(1)	Performance units vested on January 1, 2012, and the awards were paid in cash during February 2012.

6. Long-Term Debt
Credit Facility
The amended and restated senior credit facility (“Credit Facility”) allows for borrowings of up to $150.0 million and expires on October 25, 2016. The Credit Facility includes customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum adjusted leverage ratio, as defined, of 3.75:1 and a minimum fixed charge ratio, as defined, of 1.25:1, as well as customary events of default and certain default provisions that could result in acceleration of the amounts outstanding under the Credit Facility.

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries. As of April 1, 2012, the Company had $21.3 million committed for the issuance of letters of credit, which are required by insurance companies for the Company's workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $128.7 million at April 1, 2012.

7. Other Liabilities
Other liabilities consist of the following (in thousands):

	April 1, 2012	January 1, 2012
Restoration Plan liabilities	$7,978	$7,041
Cash-settled awards	3,476	2,259
Deferred income tax liability (1)	—	2,737
Other	3,112	3,169
Total other liabilities	$14,566	$15,206

(1)	The net long-term deferred income tax balance is in other assets at April 1, 2012.

8. Fair Value Measurements

The Company's financial assets and financial liabilities measured at fair value at April 1, 2012 and January 1, 2012 are summarized below (in thousands):

	April 1,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2012	(Level 1)	(Level 2)	(Level 3)	Technique
Restoration Plan investments	$7,249	$—	$7,249	$—	market approach
Restoration Plan liabilities	(7,978)	—	(7,978)	—	market approach
Total	$(729)	$—	$(729)	$—

	January 1,	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Valuation
	2012	(Level 1)	(Level 2)	(Level 3)	Technique
Money markets	$620	$—	$620	$—	market approach
Restoration Plan investments	6,432	—	6,432	—	market approach
Restoration Plan liabilities	(7,041)	—	(7,041)	—	market approach
Total	$11	$—	$11	$—

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

There were no transfers between Level 1 and Level 2 measurements in the fair value hierarchy during the three months ended April 1, 2012 and April 3, 2011.

9. Share-Based Compensation

The Company has granted equity-classified awards in the form of stock options and restricted stock units (“RSUs”) and liability-classified awards in the form of cash-settled stock-based awards (restricted cash units or “RCUs”) and cash-settled stock appreciation rights (“SARs”) to certain employees and directors.
Equity-Classified Awards

Stock options were granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of grant. RSUs were granted with the fair value determined based on the Company's closing stock price on the date of grant. Share-based compensation expense for equity-classified awards is amortized to expense over the vesting period. There were no equity-classified awards granted during the three months ended April 1, 2012.
Liability-Classified Awards
Performance Units
The performance unit awards that were awarded to each of the Company's Co-Chief Executive Officers during fiscal 2009 vested on January 1, 2012. The final cash value per performance unit was $0.29. The cash settlement value of the performance units totaled $0.3 million and was paid during February 2012. The Company does not intend to issue similar performance units in the future.
Cash-Settled Awards
The cash value of RCUs will be based on the Company's stock price on the date of settlement, and the cash value of SARs will be based on the appreciation, if any, of the Company's stock price on the date of settlement. The fair value of RCUs is equal to the sum of the value calculated per the Black-Scholes model and the Company's stock price at the reporting date, and the fair value of SARs is equal to the value calculated per the Black-Scholes model. The fair value of RCUs and SARs is remeasured at each reporting period until the awards are settled.
At April 1, 2012 and January 1, 2012, the recorded liability of cash-settled awards totaled $7.4 million and $5.3 million, respectively. At April 1, 2012 and January 1, 2012, $3.9 million and $3.0 million, respectively, are reflected in accrued expenses for awards that will vest within one year. At April 1, 2012 and January 1, 2012, $3.5 million and $2.3 million, respectively, are reflected in other liabilities for awards that will vest in more than one year. There were no RCUs or SARs granted during the three months ended April 1, 2012.

The fair value of the RCUs and SARs was estimated using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	April 1, 2012		April 3, 2011
	RCUs	SARs	RCUs	SARs
Weighted average risk-free interest rate	0.3%	0.4%	0.7%	1.5%
Expected life of cash-settled awards (years)	1.4	2.4	1.7	3.4
Expected stock volatility	30.6%	37.5%	35.7%	45.7%
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%

(1)
Unvested RCUs and SARs are eligible to receive dividend-equivalents in the form of cash or additional awards during the vesting period, and as such, no expected dividend yield is included in the fair value assumptions for these awards.

Share-based compensation expense for RCUs and SARs is recognized over the service period with the impact of updated fair values recognized as cumulative adjustments to share-based compensation expense at the end of each reporting period.
Share-Based Compensation Expense
Share-based compensation expense for equity and liability-classified awards is classified as follows (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
General and administrative
Equity-classified awards	$220	$1,006
Liability-classified awards	2,240	653
Total share-based compensation(1)	$2,460	$1,659

(1)
Share-based compensation expense includes expense related to the cash payment of dividend equivalent units on unvested RCUs for both fiscal 2012 and fiscal 2011. Fiscal 2011 also includes expense related to the payment of cash dividends on unvested restricted stock awards that are not expected to ultimately vest.

Unvested Share-Based Compensation Expense
At April 1, 2012, unvested share-based compensation expense for equity-classified awards, net of forfeitures, totaled $0.1 million each for both stock options and RSUs. This expense will be recognized over the remaining weighted average vesting period of approximately 0.5 years for stock options and 0.1 years for RSUs.

At April 1, 2012, unvested share-based compensation expense for liability-classified awards totaled $5.3 million and will be recognized over the remaining weighted average vesting period of approximately 1.9 years.

10. Segment Reporting

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
The following table presents information about reportable segments (in thousands):

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended April 1, 2012:
Revenues	$318,908	$1,752	$237,976	$79,180
Segment profit	28,286	1,039	21,634	5,613
Capital expenditures	12,480	321	5,546	6,613
Depreciation and amortization	20,817	713	15,149	4,955
For the Three Months Ended April 3, 2011:
Revenues	$317,369	$1,065	$235,782	$80,522
Segment profit	35,496	518	28,337	6,641
Capital expenditures	6,633	616	3,154	2,863
Depreciation and amortization	19,698	547	14,384	4,767
As of April 1, 2012:
Total assets	$563,517	$24,591	$450,204	$88,722
Goodwill	6,819	—	6,566	253
As of January 1, 2012:
Total assets	$576,075	$24,505	$467,507	$84,063
Goodwill	6,819	—	6,566	253

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
Reconciliation of segment profit to income from continuing operations before taxes (in thousands):

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Segment profit	$28,286	$35,496
Less general and administrative	(22,481)	(20,280)
Less preopening expense	(494)	(398)
Less partner investment expense	330	126
Less interest and other income (expense), net	313	204
Add net income attributable to noncontrolling interests	29	157
Income from continuing operations before taxes	$5,983	$15,305

11. Commitments and Contingencies

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
Loan Facility - True Food Kitchen
During 2009, the Company entered into an agreement with FRC Balance LLC ("FRC"), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides for a $10.0 million loan facility to develop True Food Kitchen restaurants, and can, under certain conditions, be converted by the Company into a majority equity position in FRC. As of April 1, 2012, the Company had advanced $7.0 million under the loan facility to fund construction of three restaurants which opened during fiscal 2011 and 2010 and one restaurant which is anticipated to open during fiscal 2012.

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

After the conversion, the development and construction of an additional six restaurants (for a total of eleven new restaurants) will be funded from cash flows generated from the operations of the existing True Food Kitchen restaurants. If further capital is required to develop these new restaurants, the Company will provide such funding. Any additional funding would not change the Company's ownership percentage in the True Food Kitchen restaurants.

12. Subsequent Events

Merger Agreement
On May 1, 2012, the Company announced that it has entered into a definitive merger agreement with Centerbridge Partners, L.P. (“Centerbridge”), a leading private investment firm, in a transaction valued at $1.1 billion, which will result in the Company becoming a private company.

Under the terms of the merger agreement, which has been approved by the Company's Board of Directors, Centerbridge will acquire all of the outstanding shares of the Company's common stock for $51.50 per share in cash. This represents a premium of approximately 30 percent over the average closing share price of the Company's common stock for the 30 days ended April 30, 2012. Under the terms of the agreement, it is anticipated that Centerbridge will commence a tender offer for all of the outstanding shares of the Company no later than May 15, 2012.

The transaction is conditioned upon, among other things, satisfaction of the minimum tender condition of approximately 83 percent of the Company's common shares, the receipt of the Federal Trade Commission's approval under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, and other customary closing conditions. Under the terms of the agreement, the Company may solicit superior proposals from third parties during the next 30 calendar days continuing through May 31, 2012.

Cash Dividends

Based on the Board of Directors' authorization, on May 1, 2012 the Company announced a cash dividend of $0.275 per share which will be paid May 25, 2012 to all shareholders of record at the close of business on May 11, 2012. Based on shares outstanding at April 1, 2012, the total dividend payment will approximate $5.8 million during the second quarter of fiscal 2012.

Share-Based Compensation

During April 2012, the Company granted performance-based restricted stock units ("PBRSUs"), RSUs, RCUs and/or options to eligible employees in conjunction with its annual long-term incentive award grant. Additionally during April 2012, the Company granted RSUs to members of its Board of Directors in accordance with the non-employee director plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 1, 2012 contained in our 2011 Annual Report on Form 10-K.

Any statements in this Quarterly Report on Form 10-Q and the documents we incorporate by reference about our expectations, beliefs, plans, objectives, prospects, financial condition, assumptions or future events or performance are not historical facts and constitute forward-looking statements. In some cases, forward-looking statements can be identified by terms such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this document involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters listed under “Risk Factors” in Item 1A (a detailed description of which can be found under the caption “Risk Factors” in our most recently filed Form 10-K for the fiscal year ended January 1, 2012) and elsewhere in this Form 10-Q, including, but not limited to, failure of our existing or new restaurants to achieve expected results; intense competition in the restaurant industry, damage to our brands or reputation, our ability to successfully expand our operations and changes in general economic and political conditions that affect consumer spending as well as the additional risks and other factors described in our Form 10-K for the fiscal year ended January 1, 2012. Because we cannot guarantee our future results, levels of activity, performance or achievements, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. Except as required by applicable law, we undertake no obligation to release publicly the results of any revisions or updates to these forward-looking statements to reflect events or circumstances arising after the date of our financial statements.

Overview

We own and operate two restaurant concepts in the Asian niche: P.F. Chang's China Bistro (“Bistro”) and Pei Wei Asian Diner (“Pei Wei”). Additionally, under Global Brand Development, we have extended our brands to international markets, domestic airports and domestic retail products with these businesses operating under development and licensing agreements.
Bistro

As of April 1, 2012, we owned and operated 204 full service upscale Bistro restaurants that feature a blend of high quality, Chinese-inspired cuisine and attentive service in a high energy contemporary bistro setting. P.F. Chang's was formed in early 1996 with the acquisition of the four original Bistro restaurants and the hiring of an experienced management team. Utilizing a partnership management philosophy, we embarked on a strategic expansion of the concept targeted at major metropolitan areas throughout the United States. Over the last few years, our new restaurant development has been more modest as we focus our efforts on improving existing restaurant performance as well as restaurant remodels and refurbishments. We own and operate all of our restaurants in the continental U.S.

We intend to open two to three new Bistro restaurant during fiscal 2012. Our Bistro restaurants typically range in size from 6,000 to 7,500 square feet and require an average total invested capital of approximately $3.2 million to $3.7 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $2.0 million to $2.5 million (net of estimated tenant incentives). Preopening expenses are expected to average approximately $350,000 to $400,000 per restaurant during fiscal 2012.
Pei Wei

As of April 1, 2012, we owned and operated 170 quick-casual Pei Wei restaurants that offer a menu of freshly prepared, wok-seared, contemporary pan-Asian cuisine in a relaxed, warm environment with friendly attentive counter service as well as the flexibility, speed and convenience of take-away service. Pei Wei offers the same spirit of hospitality and commitment to providing fresh, high-quality Asian food at a great value that has made our Bistro restaurants successful. We opened our first Pei Wei restaurant in July 2000 in the Phoenix, Arizona area and have expanded the concept significantly since that time. Over the last few years, our new restaurant development has been more modest as we focus our efforts on existing restaurant performance as well as restaurant remodels.

We intend to open 12 to 16 new Pei Wei restaurants during fiscal 2012, one of which was open by the end of the first quarter of fiscal 2012. Our Pei Wei restaurants typically range in size from 2,800 to 3,400 square feet and require an average total invested capital of approximately $1.5 million per restaurant (net of estimated tenant incentives). This total capitalized investment includes the capitalized lease value of the property, which can vary greatly depending on the specific trade area. We expect that our planned future restaurants will require, on average, a total cash investment per restaurant of approximately $750,000 to $850,000 (net of estimated tenant incentives). Preopening expenses are expected to average approximately $140,000 to $160,000 per restaurant during fiscal 2012.

During fiscal 2012, we introduced Pei Wei Asian Market, which is a new, alternate format of our Pei Wei concept. The quick-casual Pei Wei Asian Market offers fresh, high-quality Asian food in slightly smaller portion sizes with lower price points and a focus on take-away and speed of service. Pei Wei Asian Market also has a flexible design plan with smaller square footage, which provides greater real estate development opportunities. The first Pei Wei Asian Market, which was converted from an existing Pei Wei Asian Diner location, opened in Phoenix during April 2012.
Global Brand Development
International and Other Venues

We are selectively pursuing expansion of our brands into various international markets and other venues. Our license agreements typically provide for us to receive an initial territory fee, store opening fees and ongoing royalty revenues based on a percentage of restaurant sales ("restaurant licensing revenues").

As of April 1, 2012, sixteen international Bistro restaurants were open in Mexico, the Middle East, Puerto Rico and the Philippines. There are also two Bistro restaurants located in Hawaii which are operated under a joint venture arrangement in which we own a nominal noncontrolling interest. During fiscal 2012, our partners collectively expect to open ten to twelve new Bistro restaurants, two of which were open as of May 1, 2012.

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

As of April 1, 2012, one international Pei Wei restaurant was open in Mexico City. During fiscal 2012, our partners expect to open two to four new Pei Wei restaurants.

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
Retail

Since fiscal 2010, a premium line of P.F. Chang's brand frozen Asian-style meals has been available in numerous retail outlets throughout the U.S. through an exclusive licensing agreement with Unilever. Twelve frozen Asian-style meals are currently available. We receive ongoing royalty revenues based on a percentage of product sales ("retail licensing revenues"), with such percentages escalating over the first three years of the agreement. During April of fiscal 2012, five new frozen Asian-style appetizers were introduced under the P.F. Chang's brand.
Other Ventures

During 2009, we entered into an agreement with FRC Balance LLC ("FRC"), d/b/a True Food Kitchen, to provide debt capital for the early-stage development of True Food Kitchen restaurants. The agreement provides a $10.0 million loan facility to develop True Food Kitchen restaurants that we can, under certain conditions, convert into a majority equity position in FRC. As of April 1, 2012, we had advanced $7.0 million under the loan facility to fund construction of three new restaurants which opened during fiscal 2011 and 2010 and one restaurant which is anticipated to open during fiscal 2012.

As of April 1, 2012, FRC is operating four True Food Kitchen restaurants. FRC anticipates opening the fifth and sixth True Food restaurants during fiscal 2012. During February 2012, after receiving authorization from our Board of Directors, we and True

Food's partners mutually agreed to an early exercise of our conversion option, which is expected to be completed during the second quarter of fiscal 2012.

Critical Accounting Policies

Our critical accounting policies are those that require significant judgment. There have been no material changes to the critical accounting policies previously reported in our 2011 Annual Report on Form 10-K.

Results of Operations

The following tables set forth certain unaudited quarterly information for the three months ended April 1, 2012 and April 3, 2011, respectively. This quarterly information has been prepared on a basis consistent with the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. Our quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any quarter are not necessarily indicative of results for a full fiscal year.

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

Results for the three months ended April 1, 2012 and April 3, 2011
Our consolidated operating results were as follows (dollars in thousands):

	Three Months Ended
	April 1, 2012	% of Revenues	April 3, 2011	% of Revenues	Change	% Change
Revenues:
Restaurant sales	$317,156		$316,304		$852	0.3%
Restaurant licensing	1,056		684		372	54.4%
Retail licensing	696		381		315	82.7%
Total revenues	318,908	100.0%	317,369	100.0%	1,539	0.5%
Costs and expenses:
Cost of sales	86,681	27.2%	83,322	26.3%	3,359	4.0%
Labor	110,010	34.5%	106,464	33.5%	3,546	3.3%
Operating	54,286	17.0%	53,807	17.0%	479	0.9%
Occupancy	18,799	5.9%	18,425	5.8%	374	2.0%
General and administrative	22,481	7.0%	20,280	6.4%	2,201	10.9%
Depreciation and amortization	20,817	6.5%	19,698	6.2%	1,119	5.7%
Preopening expense	494	0.2%	398	0.1%	96	24.1%
Partner investment expense	(330)	(0.1)%	(126)	0.0%	(204)	—
Total costs and expenses	313,238	98.2%	302,268	95.2%	10,970	3.6%
Income from operations	5,670	1.8%	15,101	4.8%	(9,431)	(62.5)%
Interest and other income (expense), net	313	0.1%	204	0.1%	109	53.4%
Income from continuing operations before taxes	5,983	1.9%	15,305	4.8%	(9,322)	(60.9)%
Provision for income taxes	322	0.1%	(4,555)	(1.4)%	4,877	—
Income from continuing operations, net of tax	6,305	2.0%	10,750	3.4%	(4,445)	(41.3)%
Income from discontinued operations, net of tax	—	0.0%	3	0.0%	(3)	(100.0)%
Net income	6,305	2.0%	10,753	3.4%	(4,448)	(41.4)%
Less net income attributable to noncontrolling interests	29	0.0%	157	0.0%	(128)	(81.5)%
Net income attributable to PFCB	$6,276	2.0%	$10,596	3.3%	$(4,320)	(40.8)%
Certain percentage amounts may not sum due to rounding. Percentages over 100% are not displayed.
Selected operating statistics for the Bistro were as follows (dollars in thousands):

	Three Months Ended
	April 1, 2012	% of Revenues	April 3, 2011	% of Revenues	Change	% Change
Total revenues	$237,976	100.0%	$235,782	100.0%	$2,194	0.9%
Costs and expenses:
Cost of sales	64,865	27.3%	61,333	26.0%	3,532	5.8%
Labor	83,147	34.9%	79,792	33.8%	3,355	4.2%
Operating	39,772	16.7%	38,783	16.4%	989	2.6%
Occupancy	13,388	5.6%	13,074	5.5%	314	2.4%
Depreciation and amortization	15,149	6.4%	14,384	6.1%	765	5.3%
Preopening expense	12	0.0%	(2)	0.0%	14	—
Partner investment expense	—	0.0%	—	0.0%	—	—
Net income attributable to noncontrolling interests	21	0.0%	79	0.0%	(58)	(73.4)%

Percentages over 100% are not displayed.
Selected operating statistics for Pei Wei were as follows (dollars in thousands):

	Three Months Ended
	April 1, 2012	% of Revenues	April 3, 2011	% of Revenues	Change	% Change
Total revenues	$79,180	100.0%	$80,522	100.0%	$(1,342)	(1.7)%
Costs and expenses:
Cost of sales	21,816	27.6%	21,989	27.3%	(173)	(0.8)%
Labor	26,863	33.9%	26,672	33.1%	191	0.7%
Operating	14,514	18.3%	15,024	18.7%	(510)	(3.4)%
Occupancy	5,411	6.8%	5,351	6.6%	60	1.1%
Depreciation and amortization	4,955	6.3%	4,767	5.9%	188	3.9%
Preopening expense	482	0.6%	400	0.5%	82	20.5%
Partner investment expense	(330)	(0.4)%	(126)	(0.2)%	(204)	—
Net income attributable to noncontrolling interests	8	0.0%	78	0.1%	(70)	(89.7)%
Percentages over 100% are not displayed.
Revenues
Restaurant Sales
Our restaurant sales are derived primarily from food and beverage sales. Each segment contributed as follows:

Bistro:  The increase in revenues was primarily attributable to incremental new store revenues of $3.7 million, comprised of a full quarter of revenues from the three new stores that opened during fiscal 2011. The increase was partially offset by a $1.5 million decline in revenues for stores that opened prior to the first quarter of 2011, including traffic declines partially offset by the benefit of a slight menu price increase.

Pei Wei:  The decrease in revenues was primarily attributable to a $1.8 million decline in revenues for stores that opened prior to the first quarter of 2011, including traffic declines, and $0.8 million related to a reduction in the number of stores in operation due to the closure of three restaurants during the fourth quarter of fiscal 2011. These declines were partially offset by incremental new store revenues of $1.3 million, comprised of a full quarter of revenues from the five new stores that opened during fiscal 2011 and revenues generated by the one new store that opened during fiscal 2012.

Restaurant Licensing

Our restaurant licensing revenues are derived primarily from initial territory fees, store opening fees, and ongoing royalty fees based on a percentage of restaurant sales from restaurants operated under development and licensing agreements and joint venture agreements.

The increase in restaurant licensing revenues was primarily attributable to a $0.5 million increase in royalty fees partially offset by a $0.1 million decrease in store opening fees.

Retail Licensing

Our retail licensing revenues are derived from ongoing royalty fees based on a percentage of licensed retail product sales, with such percentage escalating over the first three years of the agreement.

The increase in retail licensing revenues was primarily attributable to an escalation in the royalty percentage during the second quarter of fiscal 2011.
Costs and Expenses

Cost of Sales
Cost of sales is comprised of the cost of food and beverages. Each segment contributed as follows:

Bistro:  Cost of sales as a percentage of revenues increased primarily due to the net impact of unfavorable commodity pricing (+0.8%) primarily related to seafood, beef and wok oil partially offset by lower produce costs. Cost of sales was also impacted by net unfavorable product mix shifts and operational inefficiencies (+0.4%).

Pei Wei:  Cost of sales as a percentage of revenues increased primarily due to net unfavorable commodity pricing (+0.4%) related to wok oil and beef partially offset by lower produce costs. The increase was partially offset by the net favorable impact of product mix shifts and yield fluctuations (-0.2%).
Labor

Labor expenses consist of restaurant management salaries, hourly staff payroll costs, health insurance and other payroll-related items and workers' compensation costs. Each segment contributed as follows:

Bistro:  Labor expenses increased primarily due to a $3.6 million increase in culinary and hospitality labor costs primarily resulting from increased focus on guest service and average wage rate pressure as well as $1.3 million of labor expenses at new restaurants that opened during fiscal 2011 partially offset by a $2.1 million decrease in incentive accruals.

As a percentage of revenues, labor expenses increased due to higher culinary and hospitality labor costs primarily resulting from increased focus on guest service and average wage rate pressure (+1.7%) partially offset by lower incentive accruals (-0.8%).

Pei Wei:  Labor expenses increased primarily due to $0.5 million of labor expenses at new restaurants that opened during fiscal 2012 and fiscal 2011 and a $0.2 million increase in workers' compensation insurance expense partially offset by a $0.3 million decrease in labor expenses at the three restaurants that closed during the fourth quarter of fiscal 2011.

As a percentage of revenues, labor expenses increased primarily due to operational inefficiencies in culinary and hospitality positions partially offset by the benefit of lapping the impact of the Arizona temporary store closures that occurred during the first quarter of fiscal 2011 (+0.4%), higher management salaries and the impact of decreased leverage on lower average weekly sales on the portion of labor expenses that is fixed in nature (+0.3%) and higher workers' compensation insurance expense (+0.3%).
Operating

Operating expenses consist primarily of various restaurant-level costs such as repairs and maintenance, utilities and marketing, certain of which are variable and may fluctuate with revenues. Also, expenditures associated with marketing programs are discretionary in nature and the timing and amount of marketing spend will vary. Each segment contributed as follows:

Bistro:  Operating expenses increased primarily due to $1.3 million of higher marketing spend, $0.8 million of expenses incurred with the system-wide roll-out of our phone-in take-away order third-party call center, which was more than offset with an increase in the average take-away order ticket and labor efficiencies, and $0.6 million of operating expenses at new restaurants that opened during fiscal 2012 and fiscal 2011. These increases were partially offset by $0.7 million of lower credit card interchange fees, $0.6 million of lower repairs and maintenance costs and $0.5 million of lower utilities costs.

As a percentage of revenues, operating expenses increased primarily due to higher marketing spend (+0.5%) and expenses incurred with the system-wide roll-out of our phone-in take-away order third-party call center, which was more than offset with an increase in the average take-away order ticket and labor efficiencies, (+0.4%) partially offset by lower credit card interchange fees (-0.3%) and lower repairs and maintenance costs (-0.3%).

Pei Wei:  Operating expenses decreased primarily due to $0.3 million of lower utilities costs and $0.2 million of lower recruiting and travel-related costs due to prior year temporary store closures partially offset by $0.3 million of operating expenses at new restaurants that opened during fiscal 2012 and fiscal 2011.

As a percentage of revenues, operating expenses decreased primarily due to lower utility costs (-0.2%) and lower recruiting and travel-related costs due to prior year temporary store closures (-0.2%) partially offset by higher restaurant supply costs (+0.2%).

Occupancy

Occupancy costs include both fixed and variable portions of rent, common area maintenance charges, property and general liability insurance and property taxes. Each segment contributed as follows:

Bistro:  Occupancy costs increased primarily due to a $0.2 million increase in general liability insurance costs and $0.2 million of occupancy costs at new restaurants that opened during fiscal 2011.

As a percentage of revenues, occupancy costs increased primarily due to higher general liability insurance costs (+0.1%).

Pei Wei:  Occupancy costs were consistent primarily due to $0.1 million of occupancy costs at new restaurants that opened during fiscal 2012 and fiscal 2011 partially offset by a $0.1 million decrease in occupancy costs related to the three restaurants that closed during the fourth quarter of fiscal 2011.

As a percentage of revenues, occupancy costs increased primarily due to the impact of decreased leverage on lower average weekly sales (+0.1%) and higher general liability insurance costs (+0.1%).
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

Consolidated general and administrative costs increased primarily due to a $1.8 million increase in consulting and legal expenses, a $0.7 million increase in share-based compensation expense principally resulting from an increase in the fair value of cash-settled awards, a $0.6 million increase in management salaries, and a $0.6 million increase in the fair value of the Restoration Plan liabilities. These increases were partially offset by a $1.9 million decrease in incentive accruals.

Depreciation and Amortization

Depreciation and amortization expenses include the depreciation of fixed assets, gains and losses on disposal of assets and the amortization of intangible assets, software and non-transferable liquor license fees. Each segment contributed as follows:

Bistro:  Depreciation and amortization expenses increased primarily due to a $0.2 million increase in asset retirements, $0.2 million of depreciation and amortization expense for new restaurants that opened during fiscal 2011 and an additional $0.2 million of depreciation expense resulting from audits of use tax on capitalized furniture, fixtures and equipment.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to an increase in asset retirements (+0.1%) and an increase in depreciation expense resulting from audits of use tax on capitalized furniture, fixtures and equipment (+0.1%).

Pei Wei:  Depreciation and amortization expenses increased primarily due to a $0.2 million increase in asset retirements and $0.1 million of depreciation expense for new restaurants that opened during fiscal 2012 and fiscal 2011. These increases were partially offset by a $0.1 million decrease related to the three restaurants that closed during the fourth quarter of fiscal 2011.

As a percentage of revenues, depreciation and amortization expenses increased primarily due to retirements (+0.2%) and the impact of decreased leverage on lower average weekly sales (+0.1%).
Preopening Expense
Preopening expense, consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a restaurant, is expensed as incurred. Preopening expense also includes the accrual for straight-line rent recorded during the period between date of possession and the restaurant opening date for our leased restaurant locations.

Pei Wei: Preopening expense increased primarily due to costs incurred during the first quarter of fiscal 2012 for ten future restaurant openings compared to costs incurred during the first quarter of fiscal 2011 for two future restaurant openings. This increase was partially offset by the impact of opening one new restaurant during the first quarter of fiscal 2012 compared to opening three new restaurants during the first quarter of fiscal 2011.
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
The change in consolidated partner investment expense is primarily due to the increase of early buyouts during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. As a result of the buyouts during the first quarter of fiscal 2012, the remaining Pei Wei partner interests outstanding were purchased, and thus, there are no remaining Pei Wei partner interests as of April 1, 2012.
Interest and Other Income (Expense), Net

Interest expense primarily consists of interest costs in excess of amounts capitalized related to the unused portion of our available outstanding credit line and other borrowings, as well as accretion expense related to our conditional asset retirement obligations. Interest income earned primarily relates to advances under the loan facility to True Food Kitchen and interest-bearing overnight deposits. Realized and unrealized holding gains and losses related to investments in the Restoration Plan are included within other income (expense), with a corresponding offset for the Restoration Plan liabilities in general and administrative expense.

The change in consolidated interest and other income (expense), net was primarily due to a $0.3 million net increase in unrealized holding gains associated with investments in the Restoration Plan partially offset by a $0.2 million increase in fees from a higher average balance on the unused credit line during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations, including discrete items and deduction for noncontrolling interests, was negative 5.4% for the first quarter of fiscal 2012 compared to 30.1% for the first quarter of fiscal 2011. Our effective income tax rate is impacted by recurring items, such as the FICA tip credit, as well as discrete items that may arise in any given year but are not consistent from year to year. The decrease in the effective tax rate for the first quarter of 2012 was primarily attributable to a favorable discrete item related to the recognition of $1.8 million of additional state income tax credits. Excluding the impact of discrete items, the effective tax rate decreased to 24% in the current quarter from 30% in the same quarter last year.

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

Bistro:  The change in net income attributable to noncontrolling interests was primarily due to the full year impact of noncontrolling interest buyouts that occurred during fiscal 2011.

Pei Wei:  The change in net income attributable to noncontrolling interests was primarily due to the impact of 68 noncontrolling interest buyouts occurring since the beginning of fiscal 2011.

Liquidity and Capital Resources
Cash Flow

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facility. Historically, our capital resources have primarily been used for construction of new restaurants. More recently, our capital resources have been used for repurchases of our common stock, payments of cash dividends and repayments of long-term debt.

The following table presents a summary of our cash flows for the three months ended April 1, 2012 and April 3, 2011 (in thousands):

	April 1, 2012	April 3, 2011
Net cash provided by operating activities	$21,831	$21,064
Net cash used in investing activities	(13,096)	(7,455)
Net cash used in financing activities	(3,061)	(12,538)
Net increase in cash and cash equivalents	$5,674	$1,071
Operating Activities

Our funding requirements since inception have been met through sales of equity securities, debt financing and cash flows from operations. Net cash provided by operating activities exceeded net income for the periods shown principally due to the effect of depreciation and amortization and share-based compensation expense partially offset by a net decrease in operating assets and operating liabilities. The change in operating activities is primarily due to lower cash paid for income taxes and changes in accrued incentive compensation and rebates receivable.
Investing Activities

Investing activities were primarily related to capital expenditures of $12.5 million and $6.6 million during the first quarter of fiscal years 2012 and 2011, respectively, and advances under the loan facility to True Food Kitchen of $0.6 million and $0.8 million, respectively.

We intend to open two to three new Bistro restaurant and twelve to sixteen new Pei Wei restaurants in fiscal 2012, of which one Pei Wei restaurant was open by the end of the first quarter of fiscal 2012. We expect that our planned future Bistro restaurants will require, on average, a total cash investment per restaurant of approximately $2.0 million to $2.5 million (net of estimated tenant incentives). We expect to spend approximately $350,000 to $400,000 per restaurant for preopening costs. Total cash investment for each Pei Wei restaurant is expected to average $750,000 to $850,000 (net of estimated tenant incentives) and we expect to spend $140,000 to $160,000 per restaurant for preopening costs. The anticipated total cash investment per restaurant is based on recent historical averages coupled with expectations of future costs. During fiscal 2012, we expect total gross capital expenditures to approximate $55.0 million to $60.0 million, including incremental remodeling expenditures of approximately $10.0 million.

The following table provides a summary of capital expenditures by concept and Shared Services and Other as well as repairs and maintenance expense that is included in operating expense for the concepts and general and administrative expense for Shared Services and Other in the consolidated statements of income for the three months ended April 1, 2012 and April 3, 2011. “New company restaurants” includes capital expenditures for restaurants that have been open 13 months or less as well as restaurants that will open in future periods. “Existing restaurants and support” includes capital expenditures for restaurants that have been open longer than 13 months as well as capital expenditures associated with Shared Services and Other.

	Total	Shared Services and Other	Bistro	Pei Wei
For the Three Months Ended April 1, 2012:
New company restaurants	$5,095	$—	$776	$4,319
Existing company restaurants and support	7,385	321	4,770	2,294
Total capital expenditures	$12,480	$321	$5,546	$6,613
Repairs and maintenance expense	$3,834	$—	$2,842	$992

For the Three Months Ended April 3, 2011:
New company restaurants	$2,437	$—	$382	$2,055
Existing company restaurants and support	4,196	616	2,772	808
Total capital expenditures	$6,633	$616	$3,154	$2,863
Repairs and maintenance expense	$4,400	$11	$3,459	$930
Financing Activities

Financing activities during the first quarter of fiscal 2012 and 2011 included payment of cash dividends totaling $5.8 million and $6.6 million, respectively and repurchases of common stock of $6.2 million during fiscal 2011. Additionally, financing activities included proceeds from stock options exercised and employee stock purchases of $3.7 million and $1.1 million during the first quarter of fiscal 2012 and 2011, respectively. Financing activities also included purchases of noncontrolling interests, distributions to noncontrolling interest partners and the tax benefit from share-based compensation.
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
Credit Facility

The amended and restated senior credit facility (“Credit Facility”) with several commercial financial institutions allows for borrowings up to $150.0 million and expires on October 25, 2016. The Credit Facility includes customary representations, warranties, negative and affirmative covenants, including a requirement to maintain a maximum adjusted leverage ratio, as defined, of 3.75:1 and a minimum fixed charge coverage ratio, as defined, of 1.25:1. We were in compliance with these restrictions and conditions as of April 1, 2012 as our adjusted leverage ratio was 2.47:1 and our fixed charge coverage ratio was 2.64:1.

As of April 1, 2012, we had $21.3 million committed for the issuance of letters of credit, which are required by insurance companies for our workers' compensation and general liability insurance programs. Available borrowings under the Credit Facility were $128.7 million at April 1, 2012.

The Credit Facility is guaranteed by the Company's material existing and future domestic subsidiaries.
Cash Dividends

Based on the Board of Directors' authorization, on May 1, 2012 we announced a cash dividend of $0.275 per share which will be paid May 25, 2012 to all shareholders of record at the close of business on May 11, 2012. Based on shares outstanding at April 1, 2012, the total dividend payment will approximate $5.8 million during the second quarter of fiscal 2012.

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

On February 8, 2012, our Board of Directors increased the authorized amount of our share repurchase program from $100.0 million to $150.0 million. There were no shares repurchased during the first quarter of fiscal 2012. We plan to fully utilize the $150.0 million share repurchase authorization during fiscal 2012, all of which remains available at April 1, 2012.
Partnership Activities
As of April 1, 2012, there were three partners remaining within our partnership system representing four partnership interests, and two investors who own a small partnership interest in one of our original four restaurants. During the first quarter of fiscal 2012, we had the opportunity to purchase three noncontrolling interests which had reached the five-year threshold period during the year, as well as 26 additional noncontrolling interests which (i) had reached the end of their initial five-year term in prior years, (ii) related to partners who left the Company prior to the initial five-year term or (iii) related to partners who requested an early buyout of their interest. We purchased these 29 noncontrolling interests in their entirety for a total of $1.0 million, all of which was paid in cash. As a result of the buyouts during the first quarter of fiscal 2012, the remaining Pei Wei partner interests outstanding were purchased, and thus, there are no remaining Pei Wei partner interests as of April 1, 2012.
New Accounting Standards

See Recent Accounting Literature section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in commodities prices as well as fluctuations in the fair value of our cash-settled awards.
Commodities Prices

We purchase various commodities such as produce, seafood, poultry, beef, wok oil and pork. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that fix the price paid for certain commodities. Historically, we have not used financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any significant commodity price fluctuations have historically been relatively short-term in nature.
Cash-Settled Awards

We have issued cash-settled awards annually since fiscal 2009, including cash-settled stock appreciation rights and cash-settled stock-based awards. The fair value of these awards is remeasured at each reporting period until the awards are settled and is affected by market changes in our stock price. Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and can vary significantly in future periods. See Note 9 to our consolidated financial statements for further discussion of the fair value calculations and fluctuations of our cash-settled awards.

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
Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This conclusion was communicated to the Audit Committee.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions arising out of the normal conduct of business, including commercial and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We assess contingencies to determine the degree of probability and range of possible loss for potential accruals in our financial statements. We accrue an estimated loss contingency in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When evaluating loss contingencies, if we are unable to provide a meaningful estimate of the possible loss or range of possible loss, it is because, among other reasons, (i) the proceedings are in various stages; (ii) damages have not been sought; (iii) damages are unsupported and/or exaggerated; (iv) there is uncertainty as to the outcome of pending appeals or motions; and/or (v) there are significant factual issues to be resolved.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, filed with the Securities and Exchange Commission on February 16, 2012, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q before you decide to invest in our common stock. The risks described in our Annual Report on Form 10-K have not materially changed. If any of the risks described in our Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities
None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.42(4)	First Amendment of the P.F. Chang's China Bistro, Inc. Amended and Restated 2006 Equity Incentive Plan

†10.43(4)	Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement

†10.44(4)	Form of Executive Restricted Stock Unit Grant Notice and Agreement

†10.45(4)	Form of Stock Option Notice of Grant and Agreement

†10.46	Executive Employment Agreement between the Company and Nancy F. Mailhot, dated January 24, 2012.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at April 1, 2012 and January 1, 2012, (ii) Consolidated Statements of Income for the three months ended April 1, 2012 and April 3, 2011, (iii) Consolidated Statements of Equity for the three months ended April 1, 2012 and April 3, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2012.
† Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 1, 2012.

P.F. CHANG’S CHINA BISTRO, INC.

By:	/s/ RICHARD L. FEDERICO
Richard L. Federico
Chairman and Chief Executive Officer

By:	/s/ MARK D. MUMFORD
Mark D. Mumford
Chief Financial Officer
Date: May 1, 2012

INDEX TO EXHIBITS

Exhibit
Number	Description Document
3(i)(1)	Amended and Restated Certificate of Incorporation.

3(ii)(2)	Amended and Restated Bylaws.

4.1(3)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Registration Rights Agreement dated May 1, 1997.

†10.42(4)	First Amendment of the P.F. Chang's China Bistro, Inc. Amended and Restated 2006 Equity Incentive Plan

†10.43(4)	Form of Performance-Based Restricted Stock Unit Grant Notice and Agreement

†10.44(4)	Form of Executive Restricted Stock Unit Grant Notice and Agreement

†10.45(4)	Form of Stock Option Notice of Grant and Agreement

†10.46	Executive Employment Agreement between the Company and Nancy F. Mailhot, dated January 24, 2012.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Richard L. Federico.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Mumford.

101
The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at April 1, 2012 and January 1, 2012, (ii) Consolidated Statements of Income for the three months ended April 1, 2012 and April 3, 2011, (iii) Consolidated Statements of Equity for the three months ended April 1, 2012 and April 3, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended April 1, 2012 and April 3, 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on April 25, 2002.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on August 14, 2009.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-59749).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 24, 2012.
† Management Contract or Compensatory Plan.